Form 10-K
period 2012-12-31
GENERAL CABLE CORP /DE/
filed 2013-03-01
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,266.7 million at June 29, 2012 (based upon non-affiliate holdings of 48,832,503 shares and a market price of $25.94 per share).
As of February 22, 2013 there were 49,706,370 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

ITEM 1.	BUSINESS
General Cable Corporation ("the Company") is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company strives to enhance shareholder value in multiple ways, including:

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
By operating under these guiding principles, the Company has been able to build a strong market position in each of the segments in which it competes. The Company's key performance indicators are considered to be volume, as measured in metal pounds sold, operating income, net income, earnings per share, operating cash flows, returns on capital employed and invested capital and working capital efficiency.
The Company is a Delaware corporation and was incorporated in 1994. The Company and its predecessors have served various wire and cable markets for over 150 years. The Company's immediate predecessor was a unit of American Premier Underwriters, Inc. (“American Premier”), previously known as The Penn Central Corporation. American Premier acquired the Company's existing wire and cable business in 1981. In 1994, a subsidiary of Wassall PLC acquired the predecessor by purchase of General Cable's outstanding subordinated promissory note, the General Cable common stock held by American Premier and a tender offer for the publicly-held General Cable common stock. In 1997, Wassall consummated public offerings for the sale of all of its interest in General Cable's common stock. The Company has operated as an independent public company since completion of the offerings and its common stock is traded on the New York Stock Exchange under the ticker symbol, BGC.
For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “General Cable,” “we,” “us,” and “our” shall refer to General Cable Corporation.
Business Segments
The Company's operating structure is the basis for our financial reporting. The Company's three segments include North America, Europe and Mediterranean, and Rest of World ("ROW"). Additional financial information regarding the segments appears in Note 17 - Segment Information.
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries, as well as manufacture and distribution of rod mill wire and cable products primarily in the United States and Canada. The North America segment contributed approximately 39%, 36% and 37% of the Company’s consolidated revenues for 2012, 2011 and 2010, respectively.
The North America segment consists of 25 manufacturing facilities across the region. Additionally, the North America segment has regional centers of excellence and state-of-the-art laboratories for technical expertise and innovation in material technology and compounding, electrical testing, data cables, and specialty and military cables.
Europe and Mediterranean
The Europe and Mediterranean segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries with operations in Algeria, Angola, Egypt, France, Germany, Norway, Portugal and Spain, and selling into markets throughout Europe, the Mediterranean and Africa. Additionally, the Europe and Mediterranean segment engages in the design, integration, and installation on a turnkey basis for products such as high and extra-high voltage terrestrial and submarine systems around the world. The Europe and Mediterranean segment contributed approximately 28%, 30% and 31% of the Company’s consolidated revenues for 2012, 2011, and 2010, respectively.
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
Rest of World (ROW)
The ROW segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The ROW segment consists of sales, distribution and manufacturing facilities in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific that resulted from the acquisition of Phelps Dodge International Corporation (“PDIC”) in October 2007 and is managed in conjunction with the Company's historical operations and recent investments in Australia, China, India, Mexico, New Zealand, the Pacific Islands, Peru and South Africa. The ROW segment contributed approximately 33%, 34% and 32% of the Company’s consolidated revenues in 2012, 2011 and 2010, respectively.
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
The ROW segment consists of 21 manufacturing facilities across the segment. Additionally, the ROW segment has regional centers of excellence and state-of-the-art laboratories for rod fabrication and drawing.
Products
The Company serves its customers through a global network of manufacturing facilities with worldwide sales representation and distribution. The Company's product portfolio includes more than 100,000 products and the Company believes it has one of the most diversified product lines in the industry to meet customers' needs. The various wire and cable product lines are sold and manufactured by all geographic segments except for rod mill products, which are limited to local and regional sales due to their geographic locations. Revenue by product line and geographic region is included in Note 17 - Segment Information. The majority of products sold by the Company's three segments include the following:

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
Customers
The Company has a regionally coordinated global direct sales force and in certain of its businesses operates under supply agreements of varying lengths. These agreements generally do not require a minimum level of sales and customers are not contractually obligated to buy the Company's products exclusively; however these agreements generally provide adjustments to selling prices to reflect fluctuations in the cost of raw materials and typically have one to four year terms. The primary agreements are strategic alliances with a number of major utility customers around the world. The Company sells direct to utilities, independent distributors, retailers, contractors, and OEMs. The Company believes that our relationships with distributors and retailers are strong.
Raw Materials
The principal raw materials used by the Company in the manufacturing of its wire and cable products are copper and aluminum. The Company's products are material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost for the year ended December 31, 2012. The price of copper and aluminum, as traded, has historically been subject to considerable volatility and, during the past few years, global copper prices have established new average record highs.

Average daily selling price: ($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Year to Date
Copper Cathode
2012	$3.78	$3.55	$3.53	$3.60	$3.62
2011	4.39	4.16	4.07	3.41	4.01
2010	3.28	3.19	3.30	3.93	3.43
Aluminum
2012	1.07	0.99	0.98	1.02	1.02
2011	1.20	1.26	1.17	1.03	1.16
2010	1.04	1.02	1.01	1.13	1.05
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2012 if there was a 1% increase in copper and aluminum costs our cost of sales would have increased approximately $30 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
The Company purchases copper and aluminum from various global sources, generally through annual supply agreements. These agreements do not contractually obligate the Company to purchase products exclusively, or to purchase minimum quantities, do not contain 'take or pay' provisions, or require the Company to purchase products for a significant period of time. Copper and aluminum raw material supply is available from many sources and supply is generally expected to remain adequate for the Company's requirements, however, unanticipated problems with the Company's copper or aluminum rod suppliers could negatively affect the Company's business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2012, the Company's largest supplier of copper rod accounted for approximately 90% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 70% of its North American aluminum purchases. The Company's European and Mediterranean operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company's ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage.

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
Many of the Company's products are made to industry specifications, and are therefore functionally interchangeable with those of competitors. However, the Company believes that significant opportunities exist to differentiate all of its products on the basis of quality, consistent availability, conformance to manufacturer's specifications and customer service. The Company believes its competitive strengths include breadth of product line, brand recognition, distribution and logistics, strong customer relations, operating efficiency and commitment to quality control and continuous improvement.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $10.7 million, $11.2 million and $12.0 million in 2012, 2011 and 2010, respectively.
Environmental Matters
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites as discussed below in Item 3 - Legal Proceedings and Note 18 - Commitments and Contingencies.
Employees
At December 31, 2012, General Cable employed approximately 14,000 employees worldwide. Approximately 38% of our employees were covered by collective bargaining agreements, of which 55% are subject to agreements that expire within one year of December 31, 2012. The Company believes it will successfully renegotiate these contracts as they come due. Generally, labor agreements are negotiated on an annual or bi-annual basis. The Company believes that its relations with its employees are generally good.
Disclosure Regarding Forward-Looking Statements
Certain statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Annual Report of Form 10-K") including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These risks and uncertainties include, but are not limited to, those described in Item 1A - Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission ("the SEC").
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
The information on the website listed above is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.
The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our 2012 Annual Report on Form 10-K. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable as of December 31, 2012.

Name	Age	Position
Gregory B. Kenny	60	President, Chief Executive Officer and Director
Brian J. Robinson	44	Executive Vice President, Chief Financial Officer and Treasurer
Robert J. Siverd	64	Executive Vice President, General Counsel and Secretary
Peter A. Campbell	52	Executive Vice President, President and Chief Executive Officer, General Cable Asia Pacific
Gregory J. Lampert	45	Executive Vice President, President and Chief Executive Officer, General Cable Americas
Emmanuel Sabonnadiere	48	Executive Vice President, President and Chief Executive Officer, General Cable Europe and Mediterranean
Mr. Kenny has served as a member of the General Cable's Board of Directors since 1997 and as President and Chief Executive Officer since August 2001. He was President and Chief Operating Officer of General Cable from May 1999 to August 2001. From March 1997 to May 1999, he was Executive Vice President and Chief Operating Officer of General Cable. From June 1994 to March 1997, he was Executive Vice President of the subsidiary of General Cable which was General Cable's immediate predecessor. He is also a director of Cardinal Health Incorporated (NYSE: CAH) and Ingredion Incorporated (NYSE: INGR). He is also a board member of the Cincinnati Branch of the Federal Reserve Bank of Cleveland.
Mr. Robinson has served as Executive Vice President, Chief Financial Officer and Treasurer of General Cable since January 1, 2008. Prior to his current position, he served as Senior Vice President, Chief Financial Officer and Treasurer from January 2007 to December 2007, Senior Vice President, Controller and Treasurer from March 2006 to December 2006, Controller from 2000 to February 2006 and Assistant Controller from 1999 to 2000. From 1997 until 1999, Mr. Robinson served as an Audit Manager focused on accounting services for global companies for Deloitte & Touche LLP, and from 1991 to 1997, he served in roles of increasing responsibility with the Deloitte & Touche LLP office in Cincinnati, Ohio.
Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.
Mr. Campbell has been Executive Vice President and Chief Executive Officer for General Cable Asia Pacific since December 2012. Upon joining General Cable in 2010 until his promotion, Mr. Campbell was Senior Vice President Asia, which included direct leadership of Thailand and India and interfacing with our partners in Philippines and China. Prior to joining General Cable, he held global business management, manufacturing and engineering positions of increasing responsibility with Fosroc International Limited from 2005 until 2010 and BP Chemicals Limited from 1983 until 2005.
Mr. Lampert has served as Executive Vice President, President and Chief Executive Officer for General Cable Americas since January 2013. Prior to his current position, Mr. Lampert served as Executive Vice President and Chief Executive Officer for General Cable North America from August 2008 until January 2013, Executive Vice President and Group President, North America Electrical and Communications Infrastructure from October 2007 to August 2008, Senior Vice President and General Manager - Data Communications and Carol Brand Products from August 2005 until September 2007, Vice President and General Manager - Carol Brand Products from January 2004 until July 2005. He joined General Cable in 1998 and served in a number of capacities during his tenure including product management, sales and business team leadership. Prior to joining General Cable, he held engineering and management positions with Dow Chemical Company and Cintas Corporation. He is a member of the Board of Directors of Xtek, Inc, a manufacturer of specialty goods for the steel and aluminum industries.
Mr. Sabonnadiere has served as Executive Vice President, President and Chief Executive Officer, Europe and Mediterranean since July 2010. He joined General Cable in June 2008 as Managing Director of the Silec operations in France and has also served as Chairman of the Board of Directors of our Algerian business. Prior to joining General Cable, he served for 20 years in senior management positions in energy transmission and distribution related businesses. Mr. Sabonnadiere joined General Cable from NKM Noell Gmbh, the German branch of the Group REEL, where he served as Chief Executive Officer from 2005 to 2008. Prior to that, he served as Vice President of the Distribution Transformers Division of Alstom T&D from 2001 to 2005. Mr. Sabonnadiere also served in a number of management positions of increasing responsibility with Schneider Electric from 1990 to 2001, lastly as Managing Director of France Transfo.

ITEM 1A. RISK FACTORS

We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and the value of our securities.
Certain statements in the 2012 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. The risk factors discussed below are all of the known material risks and uncertainties that we know to exist. However, additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations.

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
During the year ended December 31, 2012, approximately 61% of our sales and approximately 70% of our assets were in markets outside of North America. Our operations outside of North America generated approximately 52% of our cash flows from operations during this period. Some of our facilities, in particular, certain locations such as Algeria, Angola, Egypt, India, Pakistan, the Philippines, Thailand, and Venezuela, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

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
Growth through acquisition has been, and is expected to continue to be, a significant part of our strategy. We regularly evaluate possible acquisition candidates. There can be no assurance that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to issue additional shares of stock or obtain additional or new financing. The issuance of shares of our common or preferred stock in connection with potential acquisitions may dilute the value of shares held by our then existing equity holders. Further, there can be no assurance that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of our existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits originally expected from such acquisitions.

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
We are subject to income tax in the United States and in various other global jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. Our effective tax rate could also be adversely affected by changes in tax laws. For example, certain versions of recent US tax reform proposals could, if enacted, significantly impact the taxation of US based multinationals and could have a material impact on our tax expense and cash flows. In addition, we are subject to audits in various jurisdictions. Although we believe that our tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates and as a result of these estimates there could be material adjustments. As a result of ongoing or possible future tax audits, we may be required to pay additional taxes and/or penalties as a result of such tax audits, which could have a potential negative impact on our future financial results, cash flows and financial position.

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
Interruptions of supplies from our key suppliers, including results from catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase or maintain production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 90% of our North American purchases in 2012 while our largest supplier of aluminum rod accounted for approximately 70% of our North American purchases in 2012. Our European operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased while operations in ROW internally produce the majority of copper and aluminum rod for production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	We source and sell products globally and are exposed to fluctuations in foreign currency exchange rates.
We manufacture and sell products and finance operations throughout the world and are exposed to the impact of foreign currency fluctuations on our results of operations. Also, our consolidated financial results are presented in U.S. dollars; therefore, a change in the value of currencies may adversely impact our net financial statements after currency remeasurements and translation to U.S. dollars. In addition, devaluations of currencies, such as the devaluation of the Venezuelan Bolivar in 2013, could negatively affect the value of our earnings from, and the assets located, in those markets. Although we hedge certain foreign currency transactions, there is still risk associated with changes in foreign currency exchange rates. See Note 23 - Subsequent Events for further discussion regarding the devaluation of the Venezuelan Bolivar.

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
As of December 31, 2012, approximately 38% of our employees were represented by various labor unions.
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
Our European operations participate in accounts payable confirming arrangements with several European financial institutions. We negotiate payment terms with suppliers of generally 180 days in Europe and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from our European operations' accounts on the due date (on day 180) for the trade payables due. At December 31, 2012, the arrangements had a maximum availability limit of the equivalent of approximately $446.9 million, of which approximately $317.6 million was drawn. Should the availability under these arrangements be reduced or terminated, we may be required to seek alternative arrangements. We also have approximately $46.8 million available under uncommitted, Euro-denominated facilities in Europe, which allow us to sell at a discount, with no or limited recourse, a portion of our accounts receivable to financial institutions. As of December 31, 2012, we have drawn $4.0 million from these accounts receivable facilities. We do not have firm commitments from these institutions to purchase our accounts receivable. There can be no assurance that alternate arrangements will be available on favorable terms or at all. Failure to obtain alternative arrangements in such case would negatively impact our liquidity.

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

As of December 31, 2012, property, plant and equipment, goodwill and other intangible assets account for approximately $1,587.3 million, or 32% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets. Future impairment charges could significantly affect our results of operations in the period recognized.

•
Declining returns in the investment portfolio of our defined benefit pension plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2012, 2011 and 2010, the defined benefit pension plans were underfunded by approximately $163.7 million, $114.7 million and $99.6 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2012, pension expense was $20.1 million, an increase of approximately $7.6 million from 2011, and cash contributions were $8.5 million, a decrease of approximately $15.9 million from 2011. We estimate our 2013 pension expense for our defined benefit plans will increase to approximately $21.5 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions.

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
Our subsidiaries have been named as defendants in non-maritime asbestos cases which involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in cases in which plaintiffs alleged that they suffered an asbestos related injury while working in the maritime industry. Refer to Item 3 - Legal Proceedings - of this document for a summary of our outstanding asbestos related litigation. There can be no assurance that any judgments or settlements of the pending asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position.

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
Indebtedness under our senior secured credit facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of our domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of our domestic and Canadian assets.   In addition, the lenders under our senior secured credit facility have received a pledge of (i) 100% of the equity interests in substantially all of our domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of our foreign subsidiaries, including our Canadian subsidiaries. We also have incurred secured debt in connection with some of our European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if we fail to meet our payment or other obligations under any of our secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on certain of our assets and liquidate these assets. Under those circumstances, we may not have sufficient funds to pay our obligations, which could adversely affect our financial position.

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
Nationally recognized rating agencies currently rate our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of our existing 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes or our 5.75% Senior Notes. Furthermore, these events may negatively affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations to support business growth and to maintain or improve the current financial strength of our business and operations.

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
In addition, our trading price may be adversely affected by future issuances of our common stock. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2012, there were approximately 49.7 million shares of common stock outstanding (net of treasury shares), approximately 1.0 million shares of common stock are issuable upon the exercise of currently outstanding stock options and approximately 0.4 million shares of common stock are issuable upon conversion of our outstanding Series A preferred stock. In addition, a maximum of approximately 14.3 million shares of our common stock could be issuable upon conversion of our Subordinated Convertible Notes. Similarly, a maximum of approximately 9.0 million shares of common stock could be issuable upon conversion of our 0.875% Senior Convertible Notes and approximately 7.0 million shares of common stock could be issuable due to the issuance of warrants we issued in connection with the offering of our 0.875% Senior Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our 0.875% Senior Convertible Notes and Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
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

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the requirement that we file annual reports and quarterly reports with the SEC. Our failure to file required information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits, create a default in our existing debt instruments and facilities, and restrict our ability to access financing. In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). However, our management has identified control deficiencies that constitute material weaknesses  These material weaknesses resulted in material errors that caused us to file restated consolidated financial statements as of and for the years ended December 31, 2011, 2010 and 2009, and  unaudited financial statements for  interim periods in 2011 and interim periods ending on March 30, 2012 and June 29, 2012.

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
None.

ITEM 2. PROPERTIES
The Company’s principal manufacturing facilities are listed below by country. The Company owns the building at its global headquarters located in Highland Heights, Kentucky and leases various distribution centers and sales and administrative offices around the world. Many of the domestic and international facilities produce products for multiple markets including electric infrastructure, electric utility, communications, construction and rod. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

North American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
United States - 16	10 owned, 6 leased
Canada - 4	2 owned, 2 leased
Mexico - 3	3 leased
Brazil - 1	1 leased
France - 1	1 owned

European and Mediterranean Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Spain - 4	4 owned
France - 1	1 owned
Germany - 1	1 owned
Portugal - 1	1 owned
Angola - 1	1 owned
Algeria - 1	1 owned
Egypt - 1	1 owned

ROW Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Brazil - 3	2 owned, 1 leased
Colombia - 2	1 owned, 1 leased
Thailand - 2	2 owned
Venezuela - 2	2 owned
China - 1	1 leased
Chile - 1	1 owned
Costa Rica - 1	1 owned
Fiji - 1	1 owned
Honduras - 1	1 owned
India - 1	1 owned
Mexico - 1	1 owned
New Zealand - 1	1 owned
Peru - 1	1 leased
Philippines - 1	1 owned
South Africa - 1	1 leased
Zambia - 1	1 owned

ITEM 3.	LEGAL PROCEEDINGS
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
As part of the acquisition of Silec Cable, S.A.S (“Silec”), which was acquired in December 2005, SAFRAN SA ("SAFRAN") agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium-and high-voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN related to the European Commission's Statement of Objections, to preserve our rights should an unfavorable outcome occur.
The Company's subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2012, General Cable was a defendant in approximately 29,089 cases brought in Federal District Courts throughout the United States. In calendar years 2012, 2011 and 2010, 113, 115, and 95 asbestos cases, respectively, were brought against the Company. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of December 31, 2012, 21,868 asbestos cases have been dismissed. In calendar years 2012, 2011 and 2010, 66 cases, 61 cases and 5,491 cases, respectively, were dismissed. With regards to the approximately 29,089 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2012, Plaintiffs have asserted monetary damages in 651 cases. In 179 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $151 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 138 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $388 million in damages from as many as 110 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 651 cases, there are claims of $220 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2012 and 2011, General Cable had accrued, on a gross basis, approximately $5.2 million and $5.1 million, respectively, and had recorded approximately $0.5 million and $0.6 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.7 million and $4.5 million, as of December 31, 2012 and 2011, respectively, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.
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

Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of December 31, 2012, aggregate settlement costs were $8.6 million. In calendar years 2012, 2011 and 2010, the settlement costs totaled $0.6 million, $0.9 million and $0.4 million, respectively. As of December 31, 2012, aggregate costs of administering and litigating the asbestos claims were $21.4 million. In calendar years 2012, 2011 and 2010, the costs of administering and litigating asbestos claims totaled $1.7 million, $2.2 million and $1.8 million, respectively.
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
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 15, 2013, there were approximately 1,645 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2012		2011
	High	Low	High	Low
First Quarter	$34.54	$26.24	$45.65	$33.12
Second Quarter	33.17	23.92	49.32	35.75
Third Quarter	31.98	24.70	45.20	20.21
Fourth Quarter	31.16	26.36	31.02	20.87
Dividends
The Company currently does not pay dividends on its common stock. The future payment of dividends on common stock is subject to the discretion of General Cable’s Board of Directors, restrictions under the Series A preferred stock, restrictions under the Company’s current Revolving Credit Facility, the indentures governing the 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of Delaware General Corporation Law, and will depend upon general business conditions, financial performance and other factors the Company’s Board of Directors may consider relevant. General Cable does not expect to pay cash dividends on common stock in the foreseeable future.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2012 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2012.

Cummulative Return: General Cable
Common Stock, 2012 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
Total Cummulative Return
May-97
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
General Cable
Peer Group
S&P 500

	May 1997	Dec. 1997	Dec. 1998	Dec. 1999	Dec. 2000	Dec. 2001	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006	Dec. 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189	230
2012 Peer Group	100	138	93	108	121	92	57	95	115	130	288	343	187	222	239	178	236
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152	172

(1)
Assumes the value of the investment in General Cable common stock and each index was $100 on May 16, 1997. The 2012 Peer Group consists of Belden Inc. (NYSE: BDC), Prysmian (Italy Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the 2012, 2011 and 2010 Peer Group are weighted by capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company was authorized by its Board of Directors on October 29, 2012 to renew its stock repurchase program in an amount up to $125 million of common stock. The stock repurchase program will be effective for one year. Stock purchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. The Company purchased $1.2 million or 50,000 common shares at an average price of $24.80 per share during the year ended December 31, 2012. Under this same program, the Company purchased $62.5 million, or 2.5 million common shares at an average price of $24.72, in the fourth quarter of 2011. The purpose of the share repurchase program is to take advantage of the investment opportunity given prevailing market prices at the time of purchase as well as our evaluation of other capital investment alternatives.

The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. For the year ended December 31, 2012, 2011, and 2010, 81,382, 12,600 and 20,367 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $20.73, $39.62 and $28.52 respectively.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the years ended December 31, 2012, 2011, and 2010 and as of December 31, 2012 and 2011,was derived from audited consolidated financial statements included in this filing and for the years ended December 31, 2009 and 2008 and as of December 31, 2009 and 2008 was derived from previously audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2012, 2011 and 2010 activity.

	Year Ended December 31,
	2012 (2)	2011	2010	2009	2008
	(in millions, except metal price and share data)
Net sales	$6,014.3	$5,866.7	$4,864.9	$4,385.2	$6,230.1
Gross profit	614.2	607.7	545.7	505.8	773.4
Operating income	194.8	230.1	214.1	166.2	392.4
Other income (expense)	(2.9)	(31.7)	(28.1)	7.0	(22.7)
Interest expense, net	(100.3)	(91.5)	(71.6)	(83.0)	(91.8)
Loss on extinguishment of debt	(9.3)	—	—	(7.6)	—
Income before income taxes	82.3	106.9	114.4	82.6	277.9
Income tax provision	(74.2)	(42.7)	(46.7)	(35.8)	(99.2)
Equity in net earnings of affiliated companies	1.7	2.9	1.4	0.9	4.6
Net income including noncontrolling interest	9.8	67.1	69.1	47.7	183.3
Less: preferred stock dividends	0.3	0.3	0.3	0.3	0.3
Less: Net income attributable to noncontrolling interest	5.8	1.1	7.4	7.9	13.1
Net income attributable to Company common shareholders	$3.7	$65.7	$61.4	$39.5	$169.9
Earnings per common share-basic	$0.07	$1.27	$1.18	$0.76	$3.23
Earnings per common share-assuming dilution	$0.08	$1.23	$1.16	$0.75	$3.19
Weighted average shares outstanding-basic	49.7	51.9	52.1	52.0	52.6
Weighted average shares outstanding-assuming dilution	51.1	53.7	53.1	52.8	53.4

Other Data:
Depreciation and amortization	$117.1	$114.8	$105.5	$110.8	$97.3
Capital expenditures	$108.8	$121.8	$116.4	$143.6	$217.8
Average daily COMEX price per pound of copper cathode	$3.62	$4.01	$3.43	$2.35	$3.13
Average daily price per pound of aluminum rod	$1.02	$1.16	$1.05	$0.80	$1.21

	Dec 31, 2012 (2)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
Balance Sheet Data:
Working capital (1)	$1,257.0	$1,320.9	$1,354.3	$1,354.2	$1,199.9
Total assets	4,919.9	4,323.0	4,292.5	3,988.5	3,981.7
Total debt	1,450.1	1,048.9	985.5	922.3	1,254.0
Dividends to common shareholders	—	—	—	—	—
Total equity	1,470.7	1,461.7	1,567.3	1,481.4	1,131.7

(1)	Working capital means current assets less current liabilities.

(2)	Includes operating results of the acquired businesses, Alcan Cable North America, Procables, Prestolite and Alcan Cable China

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and ROW. As of December 31, 2012, the Company manufactures its product lines in 56 manufacturing facilities and sells its products worldwide through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to the Company's guiding principles discussed in Item 1 - Business.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. In the latter part of 2010 and in 2011, the Company has benefited from a recovery in demand. However, demand and pricing levels generally remain low compared to the levels that were achieved prior to the impact of the global financial crisis and economic downturn that began in late 2007. The following are significant trends and events that occurred in 2012 that affected the Company's operating results:
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

On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). The Company used a portion of the proceeds of the 5.75% Senior Notes offering to call for its 7.125% Senior Fixed Rates Notes due 2017 and intends to use the balance to purchase or redeem its 0.875% Convertible Notes through a possible tender offer, purchases or payment at maturity and for other general corporate purposes, which may include other borrowings under the Revolving Credit Facility.

On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was subsequently amended to, among other things, increase the Revolving Credit Facility to $700 million, $630 million of which may be borrowed by the U.S. borrower under the Revolving Credit Facility and $70 million of which may be borrowed by the Canadian borrower under the Revolving Credit Facility. The Revolving Credit Facility replaced the Company's prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.

In 2012, the Company continued to actively identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. In 2012 the Company acquired the North American and Chinese business of Alcan Cable, Prestolite Wire, LLC and 60% of Productora de Cables Procables S.A.S. See Note 3 - "Acquisitions and Divestitures" for further detail. No material acquisitions were made in the year ended December 31, 2011. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for additional disclosure purposes. No material divestitures were made in the year ended December 31, 2012 and December 31, 2011.
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

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Net sales	$6,014.3	100.0%	$5,866.7	100.0%	$4,864.9	100.0%
Cost of sales	5,400.1	89.8%	5,259.0	89.6%	4,319.2	88.8%
Gross profit	614.2	10.2%	607.7	10.4%	545.7	11.2%
Selling, general and administrative expenses	419.4	7.0%	377.6	6.4%	331.6	6.8%
Operating income	194.8	3.2%	230.1	3.9%	214.1	4.4%
Other income (expense)	(2.9)	—%	(31.7)	(0.5)%	(28.1)	(0.6)%
Interest expense, net, and loss on extinguishment of debt	(109.6)	(1.8)%	(91.5)	(1.6)%	(71.6)	(1.5)%
Income before income taxes	82.3	1.4%	106.9	1.8%	114.4	2.4%
Income tax provision	(74.2)	(1.2)%	(42.7)	(0.7)%	(46.7)	(1.0)%
Equity in net earnings of affiliated companies	1.7	—	2.9	—	1.4	—%
Net income including noncontrolling interest	9.8	0.2%	67.1	1.1%	69.1	1.4%
Less: preferred stock dividends	0.3	—	0.3	—	0.3	—
Less: net income attributable to noncontrolling interest	5.8	0.1%	1.1	—	7.4	0.2%
Net income attributable to Company common shareholders	$3.7	0.1%	$65.7	1.1%	$61.4	1.3%

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2011 have been adjusted to reflect the 2012 copper average price of $3.62 per pound (a $0.39 decrease compared to the prior period) and the aluminum average price of $1.02 per pound (a $0.14 decrease compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below. Refer to Item 7 - MD&A – Significant Current Business Trends and Events in the previous discussion of metal price volatility.

	Net Sales Year Ended
	Dec 31, 2012		Dec 31, 2011
	Amount	%	Amount	%
North America	$2,340.2	39%	$2,120.2	36%
Europe and Mediterranean	1,678.9	28%	1,735.7	30%
ROW	1,995.2	33%	2,010.8	34%
Total net sales	$6,014.3	100%	$5,866.7	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2012		Dec 31, 2011
	Amount	%	Amount	%
North America	$2,340.2	39%	$2,023.8	36%
Europe and Mediterranean	1,678.9	28%	1,654.8	30%
ROW	1,995.2	33%	1,889.2	34%
Total metal-adjusted net sales	$6,014.3	100%	$5,567.8	100%
Metal adjustment	—		298.9
Total net sales	$6,014.3		$5,866.7

	Metal Pounds Sold Year Ended
	Dec 31, 2012		Dec 31, 2011
	Pounds	%	Pounds	%
North America	432.1	38%	317.4	32%
Europe and Mediterranean	282.0	25%	273.8	27%
ROW	411.8	37%	415.0	41%
Total metal pounds sold	1,125.9	100%	1,006.2	100%
Net sales increased $147.6 million, or 3%, to $6,014.3 million in 2012 from 2011 and metal-adjusted net sales increased $446.5 million, or 8%, in 2012 from 2011. The increase in metal-adjusted net sales of $446.5 million reflects favorable selling price and product mix of $332.5 million, net sales of $268.8 million attributable to acquisitions, and higher sales volume of $51.9 million partially offset by unfavorable foreign currency exchange rate changes of $206.7 million. Volume, as measured by metal pounds sold, increased by 119.7 million pounds, or 12%, in 2012 compared to 2011. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.
Metal-adjusted net sales in the North America segment increased $316.4 million, or 16%, principally due to net sales of $229.0 million attributable to acquisitions, higher sales volumes of $64.5 million and favorable selling price and product mix of $25.9 million partially offset by unfavorable foreign currency exchange rate changes of $3.0 million, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 114.7 million pounds, or 36%, in 2012 compared to 2011. The increase in volume is primarily attributable to the acquisitions executed in 2012. In addition to the acquisitions made in 2012, volume improvement principally reflects increased demand for bare aluminum transmission products and specialty cables, particularly those used in natural resource extraction and transit applications.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $24.1 million, or 1%, in 2012 compared to 2011 due to favorable selling price and product mix of $130.3 million and higher sales volumes of $21.9 million partially offset by unfavorable foreign currency exchange rate changes of $128.1 million, primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 8.2 million pounds, or 3%, in 2012 compared to 2011. The increase in volume is primarily attributable to the demand for utility products in France and increased exports from our Spanish facilities.
Metal-adjusted net sales in the ROW segment increased $106.0 million, or 6%, due to favorable selling price and product mix of $176.3 million and net sales of $39.8 million attributable to acquisitions partially offset by lower sales volume of $34.5 million and unfavorable foreign currency exchange rate changes of $75.6 million, primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 3.2 million pounds, or 1%, in 2012 compared to 2011, which includes the benefit of 9.7 million pounds due to acquisitions. Excluding acquisitions, metal pounds sold decreased 12.9 million pounds, or 3%. The decline in metal pounds shipped is primarily attributable to aerial transmission product shipments in Brazil.
Cost of Sales
Cost of sales increased $141.1 million, or 3%, from 2011, principally due to higher sales volumes associated with acquisitions executed in 2012. The increase in volume is offset by lower average copper and aluminum costs in 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for most of the Company's cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost for the year ended December 31, 2012.
Gross Profit
Gross profit remained relatively flat in 2012 as compared to 2011. Gross profit as a percentage of sales was 10% in 2012 and 2011. Gross profit in the fourth quarter of 2012 was significantly impacted by changes in cost estimates relating to certain submarine turnkey projects in the European segment. In total, the changes in estimates across all submarine turnkey projects resulted in a reduction to gross profit of $27.5 million, with $20.8 million of the reduction associated with one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility. Equipment failure at the German facility resulted in costs, for this particular project, related to cable damage, equipment repairs and ship rental of $13.3 million. Further revision of this project's profitability, due to changes in estimates, resulted in a reduction of margin by $7.5 million. The project is approximately 40% complete as of December 31, 2012. There was no material impacts to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2011 or 2010.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $41.8 million, or 11%, in 2012 from 2011. The increase in selling, general, and administrative expense is primarily a result of $22.0 million in additional expenses associated with acquired businesses in 2012 and $9.1 million of costs related to the 2012 acquisitions and restatements. In addition, SG&A increased due to a settlement loss of $6.1 million in 2012 associated with the termination of a legacy pension plan in the United Kingdom which was allocated amongst the segments.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2012		Dec 31, 2011
	Amount	%	Amount	%
North America	$126.1	65%	$121.8	53%
Europe and Mediterranean	(13.0)	(7)%	30.3	13%
ROW	81.7	42%	78.0	34%
Total operating income	$194.8	100%	$230.1	100%
The increase in operating income for the North America segment of $4.3 million was primarily attributable to increases in sales volume due to acquisitions executed in 2012, favorable market demand for bare aluminum transmission products related to aerial transmission grid projects as well as increased volume due to specialty cables. The increases to operating income were partially offset by an increase in SG&A expense for costs related to the acquisitions and to the restatements of $9.1 million in 2012.
The decrease in operating income for the Europe and Mediterranean segment of $43.3 million was primarily attributable to changes in cost estimates relating to certain submarine turnkey projects of $27.5 million and continued weak demand and pricing due to the economic slowdown in many European end markets. Partially offsetting these negative impacts were the current year benefits of European targeted cost reduction efforts, which include, among other actions, personnel reductions.
The increase in operating income for the ROW segment of $3.7 million was primarily attributable to strong spending in Venezuela for government led projects as well as increased demand and operational improvements in Thailand. These increases in operating income are partially offset by decreased sales in Brazil, principally related to aerial transmission and reserves for disputed customer receivable accounts in Thailand.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2012 and 2011 the Company recorded a $2.9 million loss and a $31.7 million loss, respectively. For 2012, other expense was primarily attributable to $4.5 million of foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates, and $1.6 million of gains on derivative instruments which were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. For 2011, other expense was primarily attributable to $24.4 million of foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates, and $6.1 million of losses on derivative instruments which were not designated as cash flow hedges.
Interest Expense
Net interest expense increased $18.1 million in 2012. Interest expense increased primarily due to fees and redemption premiums of $9.3 million associated with the call of the $200 million of the 7.125% Senior Notes. Additionally, interest expense increased due to the addition of the $600.0 million senior unsecured notes (the "5.75% Senior Notes"), issued on September 25, 2012.
Tax Provision
The Company’s effective tax rate for 2012 and 2011 was 90.2% and 39.9%, respectively. The increase in the Company's 2012 effective tax rate reflects the adverse impact of significant valuation allowances recorded against deferred tax assets, as explained further below, and nonrecurring tax charges incurred in connection with legal entity restructuring to integrate the Alcan acquisition. The Company’s 2011 effective tax rate reflects the adverse impact of valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by tax benefits recognized for uncertain tax positions due to statute of limitations expirations and tax audit settlements.

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

In the fourth quarter of 2012, a valuation allowance was also recorded against deferred tax assets in the Company's German business unit. The German business unit incurred an equipment failure in the fourth quarter that adversely impacted its ability to meet its contractual obligations for its large project work and reduced profit expectations. In addition, the German business is encountering certain other project delay/cancellation and warranty issues. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its German business would be realized. Tax expense of $8.3 million was recorded in 2012 to establish a full valuation allowance against German deferred tax assets, none of which related to a beginning of the year net deferred tax asset position.

A full valuation allowance was recorded in the fourth quarter of 2012 for the Company's Colombian distribution business since it was rendered redundant by the fourth quarter acquisition of Procables. The Colombian distribution business will be wound down and is expected to generate losses until the business is terminated. Tax expense of $1.1 million was recorded in 2012 to establish a full valuation allowance against the Colombian deferred tax assets, of which $0.2 million related to the beginning of the year net deferred tax asset position.

The Company continuously monitors the deferred tax position of all business units to determine whether a valuation allowance should be recorded. Full valuation allowances are currently recorded against deferred tax assets in ten significant business units. The Company is closely monitoring the deferred tax asset situation in New Zealand. The New Zealand business unit has been operating at marginal profitability in recent years due to depressed economic conditions and increased competition in the local market. After weighing all positive and negative evidence and factoring in prudent and feasible tax planning strategies, management has judged that it is more likely than not that a future tax benefit for the New Zealand business's $5.8 million of net deferred tax assets will be realized. Future deterioration in the New Zealand unit's profitability could result in the need to record a valuation allowance against its deferred tax assets in a subsequent period.

Preferred Stock Dividends

During 2012 and 2011, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.

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

	Net Sales Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$2,120.2	36%	$1,785.0	37%
Europe and Mediterranean	1,735.7	30%	1,498.6	31%
ROW	2,010.8	34%	1,581.3	32%
Total net sales	$5,866.7	100.0%	$4,864.9	100.0%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$2,120.2	36%	$1,909.7	36%
Europe and Mediterranean	1,735.7	30%	1,600.3	31%
ROW	2,010.8	34%	1,731.7	33%
Total metal-adjusted net sales	$5,866.7	100.0%	$5,241.7	100.0%
Metal adjustment	—		(376.8)
Total net sales	$5,866.7		$4,864.9

	Metal Pounds Sold Year Ended
	Dec 31, 2011		Dec 31, 2010
	Pounds	%	Pounds	%
North America	317.4	32%	300.7	32%
Europe and Mediterranean	273.8	27%	279.1	30%
ROW	415.0	41%	352.5	38%
Total metal pounds sold	1,006.2	100.0%	932.3	100.0%
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
The decrease in operating income for the ROW segment of $2.4 million is primarily attributable to unfavorable impacts in Thailand due to the country's significant flooding in the second half of 2011, as well as unfavorable product mix and price in Thailand and Chile. The decrease in operating income was also due to an increase in SG&A expenses of $23.2 million in 2011 as compared to 2010; were for the reasons noted above. Partially offsetting the decrease in operating income in 2011was the impact of increased volume in 2011 in Brazil and Central America.
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
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the year ended December 31, 2011, the Company purchased 19.1 million pounds of copper at the 4.30 BsF per U.S. dollar rate recording no foreign currency gains or losses. In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. In 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate of about 6.88 BsF per U.S. dollar, which was closed on June 9, 2010. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate. Refer to Item 7 - MD&A – Venezuelan Operations for additional detail. See Note 23 - Subsequent Events for further information.
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
Tax Provision
The Company’s effective tax rate for 2011 and 2010 was 39.9% and 40.8%, respectively. The Company's 2011 effective tax rate reflects the adverse impact of valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by tax benefits recognized for uncertain tax positions due to statute of limitations expirations and tax audit settlements. The Company’s 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that were primarily due to statute of limitations expirations and tax audit settlements.
Preferred Stock Dividends
During 2011 and 2010, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.

Liquidity and Capital Resources
The Company maintains a strong cash position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings under our Revolving Credit Facility provide the primary source for financing operating expenses and other short term liquidity needs. As necessary the Company may supplement additional debt to fund other working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. The overall cash position of the Company reflects the business results and a global cash management strategy that incorporates liquidity management, economic factors, and tax considerations.
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2012, current assets exceeded current liabilities by $1,257.0 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future. The Company maintains approximately $977.5 million of excess availability under its various credit facilities around the world.
The Company's North American operations generally borrows and repays under our Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. The Company negotiates payment terms with suppliers of generally 180 days in Europe and submit invoices to the financial institutions with instructions for the financial institutions to transfer funds from European operations' accounts on the due date (on day 180) for the trade payables due. At December 31, 2012, the arrangements had a maximum availability limit of the equivalent of approximately $446.9 million, of which approximately $317.6 million was drawn. The Company's ROW operations utilize short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of December 31, 2012, approximately 76% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries compared with 98% as of December 31, 2011. If these funds are needed for the Company's operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our U.S. operations.
In particular, Venezuela has foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollar and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to repatriate cash. Approximately 22% and 21% of the consolidated cash balance as of December 31, 2012 and December 31, 2011, respectively, was held in Venezuela. The proportion of operating cash flows attributable to Venezuela in 2012 as compared to total Company operating cash flows is 17% and 43% for the years ended December 31, 2012 and 2011, respectively.
Summary of Cash Flows
Operating cash inflow of $288.6 million in 2012 reflects a net working capital source of $115.3 million driven principally by decreases in inventories and receivables of $73.4 million and $33.3 million, respectively. The decrease in inventory is primarily attributable to the impact of lower average metal prices during 2012 as compared to 2011. For the year ended December 31, 2012, copper prices averaged $3.62 per pound (a decrease of $0.39 per pound compared to the same period in 2011) and aluminum prices averaged $1.02 per pound (a decrease of $0.14 per pound as compared to the same period in 2011). Inventory turns remained consistent at 4.3 in 2012 and 4.4 in 2011. The decrease in accounts receivable is primarily attributable to the Company's continued focus on improvement by efficiently managing working capital. Days sales outstanding remained consistent year over year at approximately 70 days. In addition to the net working capital source of cash in the twelve fiscal months of 2012 was $173.3 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, loss on extinguishment of debt, deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash interest charges, and the gain on the disposal of property.

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

Operating cash inflow of $98.9 million in 2010 reflects a net working capital use of $135.9 million driven principally by increases in inventories, receivables, and other assets of $162.5 million, $95.0 million and $34.6 million respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $156.2 million. The increase in accounts receivable primarily reflects the increase in selling prices due to the increase in raw material costs as well as increased volume in the months leading up to year end compared to the equivalent period in 2009. The increase in inventory is primarily due to the increase in metal prices throughout the year. The Company continues to adjust its production in order to balance inventory levels. These negative cash flows have been partially offset by increases in accounts payable, accrued and other liabilities which were primarily the result of incremental manufacturing activity due to an increase in demand and higher raw material cost inputs. More than offsetting this net working capital use of cash in the twelve fiscal months of 2010 was $234.8 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash interest charges, and the gain on the disposal of property.

Cash flow used by investing activities was $390.5 million in 2012 principally reflecting the acquisitions of Alcan Cable North America, Alcan Cable China, Procables and Prestolite of $286.5 million and capital expenditures of $108.8 million. The Company anticipates capital spending to be approximately $80 million to $100 million in 2013.
Financing activities generated $289.6 million of cash inflows in 2012 as compared to cash outflows of $8.5 million in 2011. The increase is principally due to the issuance of the $600.0 million 5.75% Senior Notes partially offset by the settlement of long term debt of $217.7 million. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long term debt to maintain. Refer to Item 7 - MD&A – Debt and Other Contractual Obligations (section below) for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,450.1 million as of December 31, 2012 and maintained approximately $977.5 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). The 5.75% Senior Notes are jointly and severally guaranteed by each of the Company's current and future U.S. subsidiaries that is a borrower or a guarantor under the Company's Revolving Credit Facility or certain of the Company's or the guarantors' other indebtedness. The Company used the proceeds of the 5.75% Senior Notes to redeem all of its outstanding $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017. The Company intends to use the balance of the proceeds to (i) purchase or redeem its 0.875% Convertible Notes through a possible tender offer, purchases or payment at maturity, and (ii) general corporate purposes, which may include repayment of borrowings under its Revolving Credit Facility.
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was subsequently amended to, among other things, increase the Revolving Credit Facility to $700 million, $630 million of which may be borrowed by the U.S. borrower under the Revolving Credit Facility and $70 million of which may be borrowed by the Canadian borrower under the Revolving Credit Facility. The Revolving Credit Facility replaced the Company's prior $400 million Terminated Credit Facility, which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit

Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2012 and 2011, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2012 and 2011 were underfunded by $163.7 million and $114.7 million, respectively. The Company recorded an after-tax loss of $21.4 million in 2012 and an after-tax loss of $15.6 million in 2011 to accumulated other comprehensive income. The Company estimates its 2013 pension expense for its defined benefit pension plans will be approximately $21.5 million and cash contributions are expected to be approximately $9.7 million. In 2012, pension expense was approximately $20.1 million and cash contributions were approximately $8.5 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2012 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations (1,2):	Total	1 Year	Years	Years	Years
Total debt (excluding capital leases)	$1,445.9	$509.4	$156.9	$2.6	$777.0
Convertible debt at maturity (3)	283.4	20.4	—	—	263.0
Capital leases	4.2	1.8	2.3	0.1	—
Interest payments on Senior Floating Rate Notes	4.4	3.5	0.9
Interest payments on 0.875% Senior Convertible Notes	2.8	2.8
Interest payments on 5.75% Senior Notes	336.4	34.5	69.0	69.0	163.9
Interest payments on Subordinated Convertible Notes	240.1	19.3	38.6	38.6	143.6
Interest payments on Spanish term loans	0.6	0.5	0.1
Operating leases (4)	169.1	41.0	65.3	46.0	16.8
Purchase obligations (5)	37.7	37.7	—	—	—
Preferred stock dividend payments	0.3	0.3	—	—	—
Defined benefit pension obligations (6)	194.9	17.7	36.0	37.5	103.7
Postretirement benefits	5.9	0.9	1.4	1.2	2.4
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$2,725.7	$689.8	$370.5	$195.0	$1,470.4

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

(3)
Represents the current debt discount on the Company’s 0.875% Senior Convertible Notes and Subordinated Convertible Notes as a result of adopting provisions of ASC 470 - Debt. Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

(4)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Note 10 - Financial Instruments.

(6)	Defined benefit pension obligations reflect actuarially projected benefit payments which may differ from funding requirements based on local laws and regulations.

(7)
Unrecognized tax benefits of $85.7 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2012 were as follows: 2013 — $41.0 million, 2014 — $33.5 million, 2015 — $31.8 million, 2016 — $27.4 million, 2017 — $18.6 million and thereafter $16.8 million. Rental expense recorded in income from continuing operations was $29.8 million, $20.7 million and $19.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company had $70.5 million in letters of credit, $285.9 million in various performance bonds and $193.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See "Liquidity and Capital Resources" for excess availability under the Company’s various credit borrowings.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $3.5 million, $3.3 million and $3.7 million in 2012, 2011 and 2010, respectively. In addition, certain of the Company’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $1.9 million at December 31, 2012 for all environmental liabilities. Environmental matters are described in Item 1 - Business, Item 3 - Legal Proceedings and Note 18 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Legal Matters
Refer to Note 18 - Commitments and Contingencies for review of our litigation contingencies.
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
Inventory Costing and Valuation
The Company values approximately 84% of the Company's inventory using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. On a quarterly basis, the Company evaluates its carrying value of inventory to determine if a lower of cost or market adjustment is required. To determine if a lower of cost or market adjustment is required the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, will be analyzed in the lower of cost or market and obsolete and slow moving inventory provisions.
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
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension expense for 2012 was 4.70% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2012 that was used to determine benefit obligations was 4.10% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2012 was 5.10% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 4.20% as of December 31, 2012. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, and therefore, 2013 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 4.10% for U.S. plans and 4.20% for non-U.S. plans.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2012, pension expense for the Company’s defined benefit pension plans was $20.1 million. Based on a weighted-average expected rate of return on plan assets of 6.70%, a weighted-average discount rate of 5.00% and various other assumptions, the Company estimates its 2013 pension expense for its defined benefit pension plans will increase to approximately $21.5 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $4.1 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
The Company’s investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are described in further detail in Note 12 - Employee Benefit Plans.
Income Taxes
The Company is subject to income tax in numerous United States federal, state, and foreign jurisdictions. Significant judgments and estimates are inherent in determining the Company's consolidated income tax expense, current tax payable, deferred tax assets and liabilities, and liabilities for uncertain tax positions. Future events such as changes in business conditions, tax legislation, tax audit resolutions, or foreign earnings repatriation plans could materially impact these estimates and the Company's tax position.
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2012, the Company had recorded a net deferred tax liability of $170.4 million ($38.3 million net current deferred tax asset less $208.7 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2012, the Company recorded a valuation allowance of $74.3 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
The Company performed the first step of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $168.6 million. Based on the results of the valuation, the fair value of the reporting unit exceeded the carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.
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
As noted, our annual impairment test for both goodwill and indefinite lived intangibles assets indicated there was no impairment. While the Company believes that the assumptions and estimates utilized in the testing are appropriate, multiples of earnings, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the Company’s stock price, could result in significantly different estimates of fair value. For the 2012 impairment analysis, the Company used a discount rate of 12% and a residual growth rate of 5%, which is consistent with the assumptions used in 2011. The discount rate remained consistent as the business or economic fundamentals impacting the reporting unit are consistent with the prior year. The residual growth rate was consistent with the rate utilized in the 2011 impairment analysis due to consistent expected long-term GDP growth for countries in which the reporting unit operates. As noted, changes in these estimates and assumptions could materially affect the results of Step 1 of the goodwill impairment tests. For example, an increase in the discount rate or a decrease in the residual growth rate of 100 basis points would result in a decrease to the fair value of $76 million and $33 million, respectively. The fair value would still exceed the carrying value if these changes were made when employing an income and market-based approach. Overall, a decrease of 5% in the estimated fair value of any of the Company’s reporting units would not result in an impairment. At December 31, 2012, the Company's market capitalization is less than the Company's net assets but consistent with the market capitalization at the goodwill impairment testing performed as of October 31, 2012; therefore, no additional impairment indicators were noted.
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
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the year ended December 31, 2012 and December 31, 2011, the Company purchased 21.2 million pounds and 19.1 million pounds of copper at the 4.30 BsF per U.S. dollar rate recording no foreign currency gains or losses, respectively.
At December 31, 2012 and 2011, the Company’s total assets in Venezuela were $348.2 million and $286.4 million and total liabilities were $108.2 million and $65.9 million, respectively. At December 31, 2012 and 2011, included within total assets were BsF denominated monetary assets of $202.2 million and $138.3 million, which consisted primarily of $142.1 million and $92.9 million of cash, and $56.9 million and $42.2 million of accounts receivable, respectively. At December 31, 2012 and 2011, included within total liabilities were BsF denominated monetary liabilities of $73.2 million and $31.1 million, which consisted primarily of accounts payable and other accruals. All monetary assets and liabilities were remeasured at 4.30 BsF per U.S. dollar at December 31, 2012.
Sales in Venezuela were 4% of our consolidated net sales for the year ended December 31, 2012 and 2011. Operating income in Venezuela was 30% and 18% of our consolidated operating income for the year ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, Venezuela’s sales and cost of goods sold were approximately 98% and 39% BsF denominated and approximately 2% and 61% U.S. dollar denominated, respectively. For the year ended December 31, 2011, Venezuela’s sales and cost of goods sold were approximately 92% and 30% BsF denominated and approximately 8% and 70% U.S. dollar denominated, respectively. A 10% increase (decrease) in the official exchange rate would decrease (increase) Venezuela’s sales and cost of goods sold on an annual basis by approximately $21.2 million and approximately ($6.0 million), respectively.
During the years ended December 31, 2012 and 2011, the Company settled $83.3 million and $62.8 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. For the year ended December 31, 2012 and December 31, 2011, all transactions were settled at the 4.30 BsF per U.S. dollar rate. For the year ended December 31, 2010, approximately 68% were settled at the essential rate of 2.60 BsF per U.S. dollar and 32% were settled at the parallel rate which averaged 6.88 BsF per U.S. dollar between January 1, 2010 and June 8, 2010, the legal period of operation. At December 31, 2012, $35.0 million of requests of U.S. dollars to settle U.S. dollar denominated liabilities remained pending with CADIVI, which we expect will be settled at the 4.30 BsF per U.S. dollar rate. Approximately $19.9 million of the requested settlements are current, $0.4 million have been pending up to 90 days, and $14.7 million have pending over 90 days. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.

The Venezuelan government announced the official exchange rate of its currency would be adjusted from 4.3 BsF per U.S. dollar to 6.3 BsF per U.S. dollar, effective February 13, 2013. There was no impact to the Company's 2012 results of operations or cash flows as a result of this amendment. See Note 23 - Subsequent Events for further information.

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
The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Note 9 - Long-Term Debt. As of December 31, 2012, the Spanish Term Loans related interest rate swaps have a notional value of $15.3 million which provides for a fixed interest rate of 4.20%, 4.58%, 4.48% for the term loans maturing in February, April and June of 2013 and a fixed interest rate of 1.54% for the term loan maturing in August 2014. The Company does not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
At December 31, 2012 and 2011, the net unrealized loss on interest rate derivatives and the related carrying value was $0.2 million and $0.6 million, respectively. A 10% decline in the variable rate would have an immaterial effect on the unrealized gain in 2011. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
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
At December 31, 2012 and 2011, the Company had an unrealized loss of $0.9 million and $10.2 million, respectively, on the commodity futures. A 10% decline in the price of copper and aluminum would result in a decrease in the fair value of $2.2 million in 2012. As of December 31, 2012 there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.
In addition, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2012 and 2011, the Company had $37.7 million and $36.3 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2012 and 2011, the Company had an unrealized gain of $0.3 million and an unrealized loss of $1.0 million, respectively, related to these transactions. The Company expects the unrealized gains under these agreements to offset firm sales price commitments with customers.

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
We account for these foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the other income (expense) when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense). At December 31, 2012 and 2011, the net unrealized loss on foreign currency contracts was $0.2 million and $0.7 million, respectively. A 10% decline in the exchange rate for these currencies would result in a decrease in the fair value of $23.9 million in 2012.
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2012 and 2011, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation loss of $8.6 million and $15.9 million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $130.6 million in 2012. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
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
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the consolidated statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year. During the years ended December 31, 2012 and 2011, a pre-tax loss of $4.4 million and a pre-tax gain of $14.7 million, respectively, were reclassified from accumulated other comprehensive income to the consolidated statement of operations. A pre-tax loss of $1.4 million is expected to be reclassified into earnings from other comprehensive income during 2013.
The notional amounts and fair values of these designated cash flow financial instruments at December 31, 2012 and 2011 are shown below (in millions). The net carrying amount of the designated cash flow hedge financial instruments was a net liability of $1.3 million and $11.5 million at December 31, 2012 and 2011, respectively.

	2012		2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$15.3	$(0.2)	$32.1	$(0.6)
Commodity futures	22.8	(0.9)	216.1	(10.2)
Foreign currency forward exchange	60.7	(0.2)	55.4	(0.7)
		$(1.3)		$(11.5)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, and as a result of management's identification of the material weaknesses described below under “Management's Annual Report on Internal Control over Financial Reporting,” the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date. Notwithstanding the material weaknesses, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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

Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the framework established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of the reevaluation and based on the criteria in the COSO Framework, management concluded, based upon the material weaknesses described below, that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.
During 2012, the Company acquired the North American and Chinese businesses of Alcan Cable, and substantially all of the net assets of Prestolite Wire, LLC, as well as 60% of the shares of Productora de Cables Procables S.A.S.  (collectively, the “Acquired Businesses”). Management has excluded the Acquired Businesses from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  The net revenues attributable to the Acquired Businesses aggregated approximately $269 million from the date of their respective acquisitions through December 31, 2012, representing approximately 4% of the Company's consolidated net revenues for the year ended December 31, 2012, and the aggregate total assets of the Acquired Businesses at December 31, 2012 were $552 million, representing approximately 11% of the Company's consolidated total assets as of December 31, 2012.

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

Deloitte & Touche LLP, the Company's independent registered public accounting firm, which audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting, which is included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
In response to the material weaknesses identified above, the Company instituted a number of actions and designed and is in the process of implementing changes in its internal control over financial reporting during the fourth quarter of 2012, as described below.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, KY

We have audited General Cable Corporation and subsidiaries (the "Company") internal control over financial reporting of as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting the North American and Chinese businesses of Alcan Cable, and substantially all of the net assets of Prestolite Wire, LLC, as well as 60% of the shares of Productora de Cables Procables S.A.S. (collectively, the “Acquired Businesses”) which were acquired during 2012 whose reported net revenues attributable to the Acquired Businesses aggregated approximately $269 million from the date of their respective acquisitions through December 31, 2012, representing approximately 4% of the Company's consolidated net revenues for the year ended December 31, 2012, and the aggregate total assets of the Acquired Businesses at December 31, 2012 were $552 million, representing approximately 11% of the Company's consolidated total assets as of December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting of the Acquired Businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

•	Inventory control deficiencies in Brazil that aggregate to a material weakness:

◦	Access to information technology (IT) systems in Brazil was not effectively controlled

◦	Processes and control activities designed to support and reconcile inventory general ledger entries were not effected, were incorrectly applied or were overridden

◦	Physical security controls to protect assets at one of the Brazilian facilities were not sufficient to prevent theft.

•
Rest of World (ROW) executive management overrode controls, resulting in a delay in the reporting of inventory accounting issues and allegations of theft to the Company's executive management, and set an improper “tone at the top”, which aggregate to a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2012, and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2013

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 - Business – Executive Officers of the Registrant. Except as set forth in Item 1 - Business, the additional information required by this item, including information on the Directors of the Company, will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2012, and is incorporated herein by reference.
The Board of Directors of the Company has determined that Craig P. Omtvedt, Chairman of the Audit Committee, and certain other committee members of the Audit Committee, quality as audit committee financial experts as defined by the rules of the SEC and all members of the audit committee are independent under NYSE listing standards, including the independence criteria applicable to audit committee members.
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
On February 23, 2012, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2012, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Note 14 - Share-Based Compensation. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2012 (in thousands, except per share price):

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-Average exercise price of outstanding Options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan (2)	85.6	$11.11	297.9
2005 Stock Incentive Plan	1,700.0	34.45	2,685.5
Non-shareholder approved plans:
2000 Stock Option Plan (2)	29.1	11.99	291.1
Total	1,814.7	$32.99	3,274.5

(1)	Excludes restricted stock shares of 264,045 and restricted stock units of 589,824 awarded and outstanding from the 2005 Plan through December 31, 2012.

(2)	No new awards were issued under these plans since May 10, 2005.
Other information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2012, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2012, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2012, and is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed as part of the Form 10-K:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2012, 2011 and 2010:

II. Valuation and Qualifying Accounts Page 119

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
Gregory B. Kenny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ GREGORY B. KENNY	President, Chief Executive Officer and Director	March 1, 2013
Gregory B. Kenny	(Principal Executive Officer)

/s/ BRIAN J. ROBINSON	Executive Vice President,	March 1, 2013
Brian J. Robinson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT J. SIVERD	Executive Vice President, General	March 1, 2013
Robert J. Siverd	Counsel and Secretary

/s/ JOHN E. WELSH, III *	Non-executive Chairman and Director	March 1, 2013
John E. Welsh, III

/s/ GREGORY E. LAWTON *	Director	March 1, 2013
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT *	Director	March 1, 2013
Craig P. Omtvedt

/s/ PATRICK M. PREVOST *	Director	March 1, 2013
Patrick M. Prevost

/s/ ROBERT L. SMIALEK *	Director	March 1, 2013
Robert L. Smialek

* By /s/ GREGORY B. KENNY
Gregory B. Kenny
Attorney - in -fact

Exhibit Index

Exhibit Number	Description
2.1
Share Purchase Agreement among Grupo General Cable Sistemas, S.A., Safran SA, and Sagem Communications, dated as of November 18, 2005 (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 22, 2005).

2.2
Purchase Agreement, dated May 18, 2012, by and among Rio Tinto Alcan Inc., Alcan Asia Limited, Alcan Corporation and General Cable Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2012).

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

4.3.4
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

4.4.4
Fourth Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senor Floating Rate Notes due 2015 dates as of September 25, 2012 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

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

4.5.4
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

4.7
Indenture for the 5.75% Senior Notes due 2022 dated as of September 25, 2012, including Form of 5.75% Senior Note due 2022 (Rule 144A), Form of 5.75% Senior Note due 2022 (Regulation S), and Form of Guarantee of obligations under 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

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

10.2.1*
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

10.3.1*
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

10.5.1*
Form of Nonqualified Stock Option Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.5.2*
Form of the Performance-Based Stock Unit Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.5.3*
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

10.7(†)
Third Amended and Restated Credit Agreement, dated as of October 31, 2007, by and among General Cable Industries, Inc., as Borrower, the Company and those certain other subsidiaries of the Company party thereto, as Guarantors, the Issuing Banks, the Lenders and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Administrative Agent for the Lenders, Collateral Agent and Security Trustee (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on December 7, 2009).

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

10.7.4
Joinder Agreement between new guarantors and GE Business Financial Services Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 3, 2009).

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

10.12
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

10.20
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

10.23*
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

10.26
General Cable adopted a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. The Company implemented this written trading plan in connection with its share repurchase program, which was authorized by the Company’s Board of Directors and announced on October 31, 2011 (incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011).

10.27(††)
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

10.27.1
Amendment No. 1 to Credit Agreement, dated as of August 1, 2012, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012).

10.27.2**
Omnibus Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of December 21, 2012, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders.

10.28
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

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	List of Subsidiaries of General Cable
23.1**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

**	Filed or furnished, as applicable, herewith.

(†)
Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Commission on November 17, 2009, as amended and supplemented in part on or about December 7, 2009.

(††)	Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Commission on November 3, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights. KY

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statement of operations and comprehensive income, statement of changes in total equity and statement of cash flows for each of the three years in the period ended December 31, 2012. Our audits also include the financial statement schedule listed in Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2013

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Net sales	$6,014.3	$5,866.7	$4,864.9
Cost of sales	5,400.1	5,259.0	4,319.2
Gross profit	614.2	607.7	545.7
Selling, general and administrative expenses	419.4	377.6	331.6
Operating income	194.8	230.1	214.1
Other income (expense)	(2.9)	(31.7)	(28.1)
Interest income (expense):
Interest expense	(106.8)	(99.2)	(77.0)
Interest income	6.5	7.7	5.4
Loss on extinguishment of debt	(9.3)	—	—
	(109.6)	(91.5)	(71.6)
Income before income taxes	82.3	106.9	114.4
Income tax provision	(74.2)	(42.7)	(46.7)
Equity in net earnings of affiliated companies	1.7	2.9	1.4
Net income including noncontrolling interest	9.8	67.1	69.1
Less: preferred stock dividends	0.3	0.3	0.3
Less: net income attributable to noncontrolling interest	5.8	1.1	7.4
Net income attributable to Company common shareholders	$3.7	$65.7	$61.4
EPS
Earnings per common share-basic	$0.07	$1.27	$1.18
Weighted average common shares-basic	49.7	51.9	52.1
Earnings per common share-assuming dilution	$0.08	$1.23	$1.16
Weighted average common shares-assuming dilution	51.1	53.7	53.1
Comprehensive income (loss):
Net income (loss)	9.8	67.1	69.1
Currency translation gain (loss)	8.8	(63.1)	(8.5)
Defined benefit plan adjustments, net of tax $7.3 million in 2012, $12.2 million in 2011 and $0.6 million in 2010	$(21.3)	$(18.0)	$(2.3)
Change in fair value of derivatives, net of tax $3.0 million in 2012, $8.2 million in 2011 and $8.4 million in 2010	$6.0	$(37.6)	$21.5
Comprehensive income (loss), net of tax	$3.3	$(51.6)	$79.8
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	$7.6	$(4.9)	$(12.5)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(4.3)	$(46.7)	$92.3
See accompanying Notes to Consolidated Financial Statements.

`GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

Assets	Dec 31, 2012	Dec 31, 2011
Current Assets:
Cash and cash equivalents	$638.2	$434.1
Receivables, net of allowances of $34.3 million in 2012 and $17.2 million in 2011	1,189.7	1,080.9
Inventories	1,251.6	1,185.5
Deferred income taxes	39.1	43.2
Prepaid expenses and other	116.0	100.0
Total current assets	3,234.6	2,843.7
Property, plant and equipment, net	1,199.8	1,023.8
Deferred income taxes	12.8	16.2
Goodwill	184.4	168.1
Intangible assets, net	203.1	181.6
Unconsolidated affiliated companies	19.2	18.6
Other non-current assets	66.0	71.0
Total assets	$4,919.9	$4,323.0
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$1,003.0	$946.5
Accrued liabilities	463.4	420.0
Current portion of long-term debt	511.2	156.3
Total current liabilities	1,977.6	1,522.8
Long-term debt	938.9	892.6
Deferred income taxes	221.5	200.0
Other liabilities	292.6	245.9
Total liabilities	3,430.6	2,861.3
Commitments and Contingencies
Redeemable noncontrolling interest	18.6	—
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,002 in 2012 and 76,002 in 2011	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2012 — 49,693,532 (net of 8,738,094 treasury shares) 2011 — 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	676.7	666.7
Treasury stock	(137.0)	(136.5)
Retained earnings	916.5	912.8
Accumulated other comprehensive income (loss)	(107.3)	(99.0)
Total Company shareholders’ equity	1,353.3	1,348.4
Noncontrolling interest	117.4	113.3
Total equity	1,470.7	1,461.7
Total liabilities and equity	$4,919.9	$4,323.0
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Cash flows of operating activities:
Net income including noncontrolling interest	$9.8	$67.1	$69.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.9	111.4	101.3
Amortization on restricted stock awards	2.2	3.4	4.2
Foreign currency exchange (gain) loss	5.8	12.8	21.9
Loss on extinguishment of debt	9.3	—	—
Convertible debt instruments noncash interest charges	22.1	20.7	19.2
Deferred income taxes	6.5	8.9	21.1
Excess tax (benefits) deficiencies from stock-based compensation	0.6	(1.0)	0.1
(Gain) loss on disposal of property	2.1	(2.6)	(2.1)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	33.3	(56.6)	(95.0)
(Increase) decrease in inventories	73.4	(130.9)	(162.5)
(Increase) decrease in other assets	(17.7)	(0.4)	(34.6)
Increase (decrease) in accounts payable, accrued and other liabilities	26.3	64.5	156.2
Net cash flows of operating activities	288.6	97.3	98.9
Cash flows of investing activities:
Capital expenditures	(108.8)	(121.8)	(116.4)
Proceeds from properties sold	4.5	6.5	9.1
Acquisitions, net of cash acquired	(286.5)	—	(30.6)
Other	0.3	1.1	4.1
Net cash flows of investing activities	(390.5)	(114.2)	(133.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)	1.0	(0.1)
Proceeds from other debt	1,473.6	1,891.4	752.2
Repayments of other debt	(1,560.8)	(1,835.8)	(710.6)
Issuance of long term debt	600.0	—	—
Settlement of long term debt including fees and expenses	(217.7)	—	—
Dividends paid to non-controlling interest	(3.5)	(3.8)	(4.3)
Repurchase of common shares	(1.2)	(62.5)	—
Proceeds from exercise of stock options	0.1	1.5	0.4
Net cash flows of financing activities	289.6	(8.5)	37.3
Effect of exchange rate changes on cash and cash equivalents	16.4	0.8	(43.1)
Increase (decrease) in cash and cash equivalents	204.1	(24.6)	(40.7)
Cash and cash equivalents — beginning of period	434.1	458.7	499.4
Cash and cash equivalents — end of period	$638.2	$434.1	$458.7
Supplemental Information
Cash paid during the period for:
Income tax payments	$38.8	$33.5	$75.3
Interest paid	$64.5	$63.2	$44.0
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$27.4	$40.1	$34.7
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity
(dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Balance, December 31, 2009	$1,481.4	76	$3.8	52,008	$0.6	$637.1	$(72.9)	$785.7	$(16.9)	$1,337.4	$144.0
Comprehensive income	79.8							61.7	30.6	92.3	(12.5)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				109
Stock option and RSU expense	5.1					5.1				5.1
Exercise of stock options	0.4			33		0.4				0.4
Treasury shares related to nonvested stock vesting	(0.6)			(20)			(0.6)			(0.6)
Amortization of nonvested shares	4.2					4.2				4.2
Excess tax benefits from stock-based Compensation	(0.1)					(0.1)				(0.1)
Dividends paid to non-controlling interest	(4.3)					—				—	(4.3)
Other	1.7			(14)		6.1	(0.5)	—		5.6	(3.9)
Balance, December 31, 2010	$1,567.3	76	$3.8	52,116	$0.6	$652.8	$(74.0)	$847.1	$13.7	$1,444.0	$123.3
Comprehensive income	(51.6)							66.0	(112.7)	(46.7)	(4.9)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				—
Stock option and RSU expense	8.3					8.3				8.3
Exercise of stock options	1.5			122	—	1.5				1.5
Treasury shares related to nonvested stock vesting	(0.5)			(13)			(0.5)			(0.5)
Amortization of nonvested shares	3.4					3.4				3.4
Excess tax benefits (deficiencies) from stock-based compensation	1.0					1.0				1.0
Dividends paid to non-controlling interest	(3.8)										(3.8)
Repurchase of common shares	(62.5)			(2,529)			(62.5)			(62.5)
Other	(1.1)			2	—	(0.3)	0.5			0.2	(1.3)
Balance, December 31, 2011	$1,461.7	76	$3.8	49,698	$0.6	$666.7	$(136.5)	$912.8	$(99.0)	$1,348.4	$113.3
Comprehensive income (loss)	3.3							4.0	(8.3)	(4.3)	7.6
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	10.0					10.0				10.0
Exercise of stock options	0.1			14	—	0.1				0.1
Treasury shares related to nonvested stock vesting	(0.8)			(25)			(0.8)			(0.8)
Amortization of nonvested shares	2.3					2.3				2.3
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)					(0.6)				(0.6)
Dividends paid to non-controlling interest	(3.5)										(3.5)
Repurchase of common shares	(1.2)			(50)			(1.2)			(1.2)
Other	(0.3)			56	—	(1.8)	1.5			(0.3)	—
Balance, December 31, 2012	$1,470.7	76	$3.8	49,693	$0.6	$676.7	$(137.0)	$916.5	$(107.3)	$1,353.3	$117.4
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation (the Company) is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three reportable segments: North America, Europe and Mediterranean and Rest of World (ROW) which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. As of December 31, 2012, General Cable operated 56 manufacturing facilities, which includes 4 facilities owned by companies in which the Company has an equity investment, in 25 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Historically, the Company has not experienced material changes in estimates as it relates to the revenue recognized under the percentage of completion method. However, in the fourth quarter of 2012 changes in estimates across all submarine turnkey projects in the European segment resulted in a reduction to gross profit of $27.5 million, with $20.8 million of the reduction associated with one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility. Equipment failure at the German facility resulted in costs, for this particular project, related to cable damage, equipment repairs and ship rental of $13.3 million. Further revision of this project's profitability, due to changes in estimates, resulted in a reduction of margin by $7.5 million. The project was approximately 40% complete as of December 31, 2012. There was no material impacts to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2011 or 2010.
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
Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Company’s preferred stock, 1.00% Senior Convertible Notes and 0.875% Convertible Notes, Subordinated Convertible Notes, if applicable, and other potentially dilutive securities. Refer to discussion in Note 16 - Earnings Per Common Share.
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
Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. As of December 31, 2012, access to cash associated with a submarine turnkey project is restricted in the amount of $18.2 million. As of December 31, 2011, no access to cash was restricted.
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
Inventories
Approximately 84% of the Company's inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.
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
The Company completed its latest annual impairment test as of October 31, 2012. Our impairment testing for goodwill and indefinite-lived intangibles is performed separately. It has been determined that no impairment existed. The Company evaluates goodwill at a reporting unit level for impairment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit to its carrying amount, including goodwill. To determine the fair value of the reporting unit, the Company employed an income and market-based approach with each being weighted equally. Under the income approach, the Company uses a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, are based on the current market conditions and are consistent with internal management projections. The cost of capital rate selected is based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method is used for the market approach. The approach provides an estimate of value using multiples of earnings derived from the market values of publicly traded companies in the cable and wire industry. In addition to the selection of guideline companies, the market approach includes an analysis of the Company’s financial and operating performance, risk, profitability, and growth as compared to the reporting unit. Using the income and market approach the fair value of the reporting unit’s total assets exceeded the carrying value; therefore, no impairment was noted. A decrease of 5% in the estimated fair value of any of the Company’s reporting units would have no impact on the carrying value of goodwill.
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
Restructuring Accruals
Over the last several years, the Company has incurred expenses as a result of cost management efforts in Europe. The expenses primarily relate to employee termination benefits that are payable under the severance plan. In 2012 and 2011, the Company incurred $7.5 million and $5.3 million in charges related to the substantial completion of negotiations with the works council of various operations in Europe to permanently reduce manufacturing personnel. The liability was recorded in accordance with ASC 450 - Contingencies; when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. Management estimates must be applied to determine when it is appropriate to record restructuring accruals as well as assumptions in calculating the restructuring accruals as employees could choose to voluntarily leave the Company forfeiting termination benefits. To the extent these assumptions and estimates change the Company could have future subsequent adjustments to the accrual balance.
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
Long-Term Debt
In accordance with ASC 470 - Debt, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Subordinated Convertible Notes, the 1.00% Senior Convertible Notes due 2012, which were repaid in 2012, and the 0.875% Convertible Notes due 2013. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the convertible option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for each of the aforementioned notes. In accordance with ASC 470 - Debt, the Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.
Derivative Financial Instruments
It is the company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. General Cable does not hold or issue derivative financial instruments for trading purposes. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. Each derivative is designated as a cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income. Refer to Notes 10 - Financial Instruments and 20 - Fair Value Disclosure for further discussion.
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
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims in 2012 and 2011. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (refer to Note 18 - Commitments and Contingencies for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exceptions in European, Mediterranean and Asian markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 210 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2012, 2011 and 2010 was $21.9 million, $4.4 million and $4.9 million, respectively.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2012, the Company’s largest supplier of copper rod accounted for approximately 90% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 70% of its North American aluminum purchases. The Company’s European operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased for operations in this segment.

Income Taxes
The Company is subject to income tax in numerous United States federal, state, and foreign jurisdictions. Significant judgments and estimates are inherent in determining the Company's consolidated income tax expense, current tax payable, deferred tax assets and liabilities, and liabilities for uncertain tax positions. Future events such as changes in business conditions, tax legislation, tax audit resolutions, or foreign earnings repatriation plans could materially impact these estimates and the Company's tax position.
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2012, the Company had recorded a net deferred tax liability of $170.4 million ($38.3 million net current deferred tax asset less $208.7 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2012, the Company recorded a valuation allowance of $74.3 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $150.4 million, $137.8 million and $119.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $10.7 million, $11.2 million and $12.0 million in 2012, 2011 and 2010, respectively.
New Accounting Pronouncements
During the year ended December 31, 2012, the Company did not change any of its existing accounting policies and no accounting pronouncements were issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied retrospectively and are effective for reporting periods beginning after December 15, 2012. The adoption of this ASU will not have any impact on the Company's consolidated financial statements other than revising the presentation relating to items reclassified from accumulated other comprehensive income to the statement of operations.
3. Acquisitions and Divestitures
Alcan Cable North America
On September 4, 2012, the Company completed the acquisition of the North American business of Alcan Cable North America for $151.0 million, subject to additional customary adjustments of $20.3 million as anticipated in the purchase agreement, primarily related to estimated working capital levels at closing. The Company paid $171.3 million in cash to the sellers at closing in consideration for the North American business and expensed $3.3 million in fees and expenses related to the acquisition, reported within SG&A. The final purchase price is subject to further customary adjustments primarily related to working capital levels. The Company estimates the final purchase price adjustments to range from no additional payment to an additional payment of $11 million.
Alcan Cable North America employs over 750 employees in North America and is a leading supplier of aluminum strip products and a leading supplier of both electrical and mechanical rod alloys around the globe. The acquisition is expected to create synergies, expand the range of product offerings, increase production capacity and complement the Company's current investments in Mexico. In 2011, the last full year before the acquisition, Alcan Cable North America reported net sales of approximately $610 million. Alcan Cable North America will be consolidated in the North American operating segment.
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
The primary factors that contributed to the acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill was the expansion of product lines and production capacity in the United States and Canada as well as the strategic benefit of adding additional presence in the Mexican market. The resulting goodwill is amortizable for tax purposes.
The amount of net sales and operating income included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $195.0 million and $12.7 million, respectively, for the year ended December 31, 2012.

Productora de Cables Procables S.A.S. (“Procables”)
On October 1, 2012, the Company acquired 60% of Procables from the existing shareholders (the “Seller” or “Minority Shareholder”) who maintained control of the remaining 40% of the shares for $27.4 million which was retained by the Company of which $24.0 million was used to pay down the assumed existing debt of $48.1 million. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Minority Shareholder may exercise a put option to sell all of their shares, 40% of the shares, to the Company. The Company shall be irrevocably obligated to purchase the shares ("Put Option"). In addition, the Company has a call option ("Call Option") to purchase the additional 40% of the shares. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Company may exercise a Call Option right to purchase all of the Sellers' shares (the remaining 40%). The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per Share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness of the Company for the most recent audited fiscal year (“EBITDA average”). Refer to Note 15 - Redeemable Noncontrolling Interest for details of the put and call option. The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A.
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
Alcan Cable China
On December 3, 2012, the Company completed the acquisition of the Chinese business of Alcan Cable ("Alcan Cable China"), a related business of Alcan Cable North America, for $57.7 million. The Company expensed $1.1 million in fees and expenses related to the acquisition, reported within SG&A. The final purchase price is subject to further customary adjustments primarily related to working capital levels.
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
The following table presents selected financial information, in millions, except per share data, from the actual condensed consolidated results of operations for the Company for the year ended December 31, 2012, including the operations of the aforementioned acquisitions, and December 31, 2011, respectively, and presents selected financial information from unaudited pro forma condensed consolidated results of operations for the Company for the year ended December 31, 2012 and December 31, 2011, respectively, as though the acquisitions had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2011. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Year Ended December 31,
	2012	2012	2011	2011
	(as reported)	(pro forma)	(as reported)	(pro forma)
Net sales	$6,014.3	$6,759.1	$5,866.7	$6,835.3
Net income (loss) attributable to Company common shareholders	$3.7	$22.4	$65.7	$65.2
Earnings (loss) per common share - assuming dilution	$0.08	$0.44	$1.23	$1.22
The unaudited pro forma results are based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and are not necessarily indicative of either future results of operations of results that might have been achieved had the acquisitions been completed on January 1, 2011. The unaudited pro forma financial information does not reflect any (i) integration costs that may be incurred as a result of the acquisition; (ii) synergies, operating efficiencies and costs savings that may result from the acquisition; or (iii) changes in commodities prices subsequent to the dates of such unaudited pro forma financial information. In addition, the unaudited pro forma financial information does not include any transition costs, restructuring costs or recognition of compensation expenses or other one-time charges that may be incurred in connection with integrating the operations of the Company and the acquired companies.
The Company completed an acquisition in Brazil in 2012. The results of operations of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes. There have been no divestitures in the year ended December 31, 2012. No material acquisitions or divestitures were made in the year ended December 31, 2011. In the year ended December 31, 2010 we completed several acquisitions, equity investments, and joint ventures in Egypt, France, Oman, Pakistan, and South Africa. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for disclosure purposes. No material divestitures were made in the year ended December 31, 2010.
4. Other Income (Expense)
Other income and expense primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2012, 2011 and 2010, the Company recorded a $2.9 million loss, $31.7 million loss and a $28.1 million loss, respectively. For 2012, other expense was primarily attributable to $4.5 million of foreign currency transaction losses which resulted from changes in exchange rates in the various regions in which the Company operates and gains of $1.6 million on derivative instruments which were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. For 2011, other expense was primarily attributable to $24.4 million of foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.1 million on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. For 2010, expense was primarily attributable to the $29.8 million Venezuelan currency devaluation, as well as other income of $7.7 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.0 million on derivative instruments which were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.
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
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the year ended December 31, 2011, the Company purchased 19.1 million pounds of copper at the 4.30 BsF per U.S. dollar rate recording no foreign currency gains or losses. In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. In 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate of about 6.88 BsF per U.S. dollar, which was closed on June 9, 2010. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate. Refer to Item 7 - MD&A – Venezuelan Operations for additional detail and Note 23 - Subsequent Events.
5. Inventories
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	Dec 31, 2012	Dec 31, 2011
Raw materials	$332.0	$293.8
Work in process	211.8	193.3
Finished goods	707.8	698.4
Total	$1,251.6	$1,185.5
At December 31, 2012 and 2011, the Company had approximately $27.3 million and $26.4 million, respectively of consignment inventory at locations not operated by the Company with approximately 92% and 85%, respectively, of the consignment inventory located throughout the United States and Canada.

6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2012	Dec 31, 2011
Land	$128.0	$110.5
Buildings and leasehold improvements	375.3	302.2
Machinery, equipment and office furnishings	1,257.6	1,051.6
Construction in progress	78.6	95.3
Total — gross book value	1,839.5	1,559.6
Less accumulated depreciation	(639.7)	(535.8)
Total — net book value	$1,199.8	$1,023.8
Depreciation expense totaled $102.2 million, $97.4 million and $84.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Capital leases included within property, plant and equipment on the balance sheet were $10.9 million at December 31, 2012 and $7.8 million at December 31, 2011. Accumulated depreciation on capital leases was $3.7 million at December 31, 2012 and $2.6 million at December 31, 2011.
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2010	$2.3	$6.8	$169.4	$178.5	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(4.5)	(5.9)	(10.4)	—	—	(3.7)	(3.7)
Balance, December 31, 2011	$2.3	$2.3	$163.5	$168.1	$2.4	$0.5	$132.3	$135.2
Acquisitions	11.6	—	3.7	15.3	—	—	—	—
Currency translation and other adjustments	(0.3)	(0.1)	1.4	1.0	—	—	0.8	0.8
Balance, December 31, 2012	$13.6	$2.2	$168.6	$184.4	$2.4	$0.5	$133.1	$136.0
Acquisitions in the North America segment during 2012 include goodwill of $3.5 million related to the acquisition of Alcan Cable North America, $7.8 million related to the acquisition of Prestolite and $0.3 million related to immaterial acquisitions. The Procables acquisition resulted in $3.7 million of goodwill in the ROW segment in 2012.
The amounts of other intangible assets were as follows in millions of dollars:

	Dec 31, 2012	Dec 31, 2011
Amortized intangible assets:
Amortized intangible assets	$140.1	$108.3
Accumulated amortization	(73.3)	(61.8)
Foreign currency translation adjustment	0.3	(0.1)
Total Amortized intangible assets	$67.1	$46.4
Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2012 and 2011. As part of the acquisitions of Alcan Cable North America and Prestolite, the Company acquired certain customer relationships for which the fair market value as of September 4, 2012 and November 2, 2012 were $5.9 million and $11.7 million, respectively. Other immaterial acquisitions include intangible assets from certain customer relationships of $3.4 million. Customer relationships have been determined to have a useful life in the range of 7 to 12 years, and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The approximate weighted average useful life of the amortized intangible assets is 10 years. In addition, the Procables acquisition includes intangibles of $10.6 million related to a favorable lease contract at one of the manufacturing facilities. The Company will recognize the expense over the life of the ten year lease.
The amortization of intangible assets in 2012, 2011 and 2010 was $11.5 million, $12.4 million, and $14.6 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2013 — $12.8 million, 2014 — $12.0 million, 2015 — $11.1 million, 2016 — $10.2 million, and 2017 — $7.7 million and $13.3 million thereafter.
8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2012	Dec 31, 2011
Payroll related accruals	$83.5	$62.2
Customers deposits and prepayments	84.6	89.4
Taxes other than income	37.0	29.1
Customer rebates	59.2	61.1
Insurance claims and related expenses	20.1	18.8
Current and deferred income tax liabilities	23.3	17.6
Derivative liability	8.8	30.2
Other accrued liabilities	146.9	111.6
Total	$463.4	$420.0
Restructuring Accrual
Over the last two years, the Company has incurred expenses as a result of cost management efforts in Europe. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In 2012 and 2011, the Company incurred $7.5 million and $5.3 million in charges related to the substantial completion of negotiations with the works council of various operations in Europe to permanently reduce manufacturing personnel. The 2012 expenses were incurred and paid in 2012 ; therefore, the accrual balance at December 31, 2012 was immaterial. The 2011 expenses were incurred and paid in 2011; therefore, the accrual balance at December 31, 2011 was immaterial. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan were immaterial.
Warranty Accrual
The warranty accrual balance at December 31, 2012, 2011, and 2010 was $12.8 million, $11.5 million and $11.5 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to the accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.
Changes in the carrying amount of the service and product warranty accrual is below (in millions):

Balance at December 31, 2010	$11.5
Net provisions for warranties issued	7.5
Net benefits for warranties existing at the beginning of the year	(0.2)
Payments related to the warranty accrual	(7.0)
Foreign currency translation	(0.3)
Balance at December 31, 2011	11.5
Net provisions for warranties issued	5.8
Payments related to the warranty accrual	(4.7)
Foreign currency translation	0.2
Balance at December 31, 2012	$12.8

9. Long-Term Debt

(in millions)	Dec 31, 2012	Dec 31, 2011
North America
5.75% Senior Notes due 2022	$600.0	$—
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(263.0)	(264.4)
1.00% Senior Convertible Notes due 2012	—	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	—	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(20.4)	(40.6)
7.125% Senior Notes due 2017	—	200.0
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	—	34.9
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loan	14.6	31.4
Credit facilities	14.7	27.4
Uncommitted accounts receivable facilities	4.0	2.1
Other	11.7	11.5
ROW
Credit facilities	170.0	118.0
Total debt	1,450.1	1,048.9
Less current maturities	511.2	156.3
Long-term debt	$938.9	$892.6
At December 31, 2012, maturities of long-term debt during the twelve month periods beginning December 31, 2013 through December 31, 2017 and thereafter were $511.2 million, $30.7 million, $128.5 million, $1.2 million and $1.5 million, respectively, and $777.0 million thereafter. As of December 31, 2012 and December 31, 2011, the Company was in compliance with all debt covenants as discussed below.
5.75% Senior Notes due 2022
On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). The 5.75% Senior Notes are jointly and severally guaranteed by each of the Company's current and future U.S. subsidiaries that is a borrower or a guarantor under the Company's Revolving Credit Facility or certain of the Company's or the guarantors' other indebtedness. The 5.75% Senior Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 5.75% Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
The Company's 5.75% Senior Notes are summarized in the table below:

5.75% Senior Notes
(in millions)	December 31, 2012
Face Value	$600.0
Fair Value (Level 2)	619.5
Interest Rate	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
The Company used a portion of the proceeds of the 5.75% Senior Notes to redeem all of its outstanding $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017. The Company intends to use the balance of the proceeds to (i) for purchase or redeem its 0.875% Convertible Notes through a possible tender offer, purchases or payment at maturity, and (ii) for general corporate purposes, which may include repayment of borrowings under its Revolving Credit Facility. The Company capitalized $11.8 million in deferred financing costs in connection with the 5.75% Senior Notes.
Convertible Debt Instruments
On December 15, 2009, the Company completed an offer to exchange $925 principal amount of the Subordinated Convertible Notes due in 2029 for each $1,000 principal amount of the 1.00% Senior Convertible Notes due in 2012 which resulted in the issuance of $429.5 million aggregate principal amount of Subordinated Convertible Notes due in 2029 in exchange for approximately 97.8% or $464.4 million aggregate principal amount of the 1.00% Senior Convertible Notes due in 2012. An aggregate principal amount of $10.6 million of the 1.00% Senior Convertible Notes due in 2012 remained outstanding as of December 15, 2009. The exchange was treated as an extinguishment of the 1.00% Senior Convertible Notes due in 2012 and issuance of subordinated debt due in 2029 for the notes that were tendered. The Company recorded a non-cash loss on debt extinguishment of $7.6 million or approximately $0.10 earnings per share which included the write-off of $4.9 million of unamortized debt issuance costs related to the 1.00% Senior Convertible Notes that matured in 2012.
The Company’s convertible debt instruments outstanding as of December 31, 2012 and 2011 were as follows:

	Subordinated Notes Due in 2029		1.00% Senior Convertible Notes		0.875% Convertible Notes

(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Face value	$429.5	$429.5	$—	$10.6	$355.0	$355.0
Debt discount	(263.0)	(264.4)	—	(0.5)	(20.4)	(40.6)
Book value	166.5	165.1	—	10.1	334.6	314.4
Fair value (Level 1)	464.1	412.3	—	9.8	349.7	329.7
Maturity date	Nov 2029		Oct 2012		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		1.00% until Oct 2012		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: Apr 15 & Oct 15		Semi-annually: May 15 & Nov 15
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
1.00% Senior Convertible Notes
As a result of the aforementioned exchange offer, approximately 97.8% or $464.4 million of the Company’s 1.00% Senior Convertible Notes were validly tendered. As of December 15, 2009, there were $10.6 million of the 1.00% Senior Convertible Notes outstanding. The Company’s 1.00% Senior Convertible Notes were originally issued in September 2007 in the amount of $475.0 million and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Subsequently, on April 16, 2008, the resale of the notes and the common stock issuable upon conversion of the notes was registered on a Registration Statement on Form S-3. Beginning January 1, 2009, as discussed in Note 2 - Summary of Significant Accounting Policies, the Company separately accounted for the liability and equity components of the instrument, retrospectively, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 7.5%. At issuance, the liability and equity components were $348.2 million and $126.8 million, respectively. At the exchange date December 15, 2009, the liability and equity components were $389.7 million and $74.7 million, respectively. The equity component (debt discount) was amortized to interest expense based on the effective interest method. Key terms have been summarized in the table below. On October 15, 2012, the Company repaid the $10.6 million of the 1.00% Senior Convertible Notes outstanding, which expired on October 15, 2012, and those obligations have been retired.
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

The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, the note hedges and warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in total equity as separate equity transactions. The 0.875% Convertible Notes contain restrictions including limitations on dividends.
Proceeds from the offering were used to pay down $87.8 million outstanding, including accrued interest, under the Company’s Terminated Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which was used by the Company for general corporate purposes including acquisitions.

The Company’s convertible debt instruments and terms are summarized in the tables below. For a discussion of the effects on earnings per share, refer to Note 16 - Earnings Per Common Share.

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
Unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries as well as the Company's wholly-owned Canadian subsidiaries through the earlier of repayment or December 21, 2012.

(1)	In the event of a “fundamental change” or exceeding the aforementioned average pricing thresholds, the Company would be required to classify the amount outstanding as a current liability.

7.125% Senior Notes and Senior Floating Rate Notes
The Company used part of the proceeds of the 5.75% Senior Notes to redeem the $200.0 million of 7.125% Senior Fixed Rate Notes (“7.125% Senior Notes”) that were to mature in April 2017.  On October 12, 2012, the Company completed the call on the 7.125% Senior Notes and repaid the principal, a redemption premium and interest totaling $207.6 million.  The Company expensed $2.2 million in unamortized fees and expenses related to the repayment.
The Company’s $325.0 million in aggregate principal amount of senior unsecured notes comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the “Senior Floating Rate Notes”) and $200.0 million of 7.125% Senior Notes due 2017, of which $200.0 million was repaid on October 12, 2012, (together, the “Notes”) were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act on March 21, 2007. An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	7.125% Senior Notes		Senior Floating Rate Notes
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Face value	$—	$200.0	$125.0	$125.0
Fair value (Level 1)	—	198.5	122.7	117.5
Interest rate	—	7.125%	2.7%	3.0%
Interest payment	Semi-annually: Apr 1 & Oct 1		3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2017		Apr 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries as well as the Company's wholly-owned Canadian subsidiaries through the earlier of repayment or December 21, 2012.
Call Option (1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	—	103.563%	April 1, 2009	—	102.0%
	April 1, 2013	—	102.375%	April 1, 2010	—	101.0%
	April 1, 2014	—	101.188%	April 1, 2011	—	100.0%
	April 1, 2015	—	100.000%

(1)	The Company may, at its option, redeem the Notes on or after the following dates and percentages (plus interest due)
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
Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was subsequently amended to, among other things, increase the Revolving Credit Facility to $700 million, $630 million of which may be borrowed by the U.S. borrower under the Revolving Credit Facility and $70 million of which may be borrowed by the Canadian borrower under the Revolving Credit Facility. The Revolving Credit Facility replaced the Company's prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.

The Revolving Credit Facility has a maturity date of July 21, 2017, and provides for a committed revolving credit line of up to $700 million, $630 million of which may be borrowed by the U.S. borrower under the Revolving Credit Facility and $70 million of which may be borrowed by the Canadian borrower under the Revolving Credit Facility. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if the Company's $355 million convertible notes due 2013 or the Company's $125 million Senior Floating Rate Notes due 2015 are not repaid or refinanced within 90 days of their maturity unless, if such notes are not repaid or refinanced, there is at least $100 million of availability and the fixed charge coverage ratio is not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also, in the third quarter the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $70 million or 10% of the then existing aggregate lender commitment under the facility. At December 31, 2012 and 2011, the Company was in compliance with all material covenants under the facility.

The Revolving Credit Facility may be used for refinancing certain existing indebtedness and will continue to be used for working capital and general corporate purposes. Indebtedness under the Revolving Credit Facility is secured by (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. Borrowings under the Revolving Credit Facility bear interest at interest rate bases elected by the Company plus an applicable margin calculated quarterly based on the Company's average availability as set forth in the credit agreement. The Revolving Credit Facility also carries a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.375% or 0.50% based on the average daily unused commitments.
The Company's Revolving Credit Facility as of the respective dates are summarized in the table below:

	Revolving Credit Facility
(in millions)	Dec 31, 2012	Dec 31, 2011
Outstanding borrowings	$—	$34.9
Total credit under facility	700.0	400.0
Undrawn availability	515.3	336.0
Interest rate	1.5%	2.9%
Outstanding letters of credit	$18.3	$20.2
Original issuance	Jul 2011	Jul 2011
Maturity date	Jul 2017	Jul 2016
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans (1)
(in millions)	Dec 31, 2012	Dec 31, 2011
Outstanding borrowings	$14.6	$31.4
Fair Value (Level 2)	14.8	32.0
Interest rate — weighted average (2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest Payable	Interest Rate Swap (2)
Term Loan 1	20.0 Euros	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.20%
Term Loan 2	10.0 Euros	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	21.0 Euros	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	15.0 Euros	Sept 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	Dec 31, 2012	Dec 31, 2011
Outstanding borrowings	$14.7	$27.4
Undrawn availability	82.5	108.8
Interest rate — weighted average	6.4%	5.2%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted Accounts Receivable Facilities
(in millions)	Dec 31, 2012	Dec 31, 2011
Outstanding borrowings	$4.0	$2.1
Undrawn availability	42.8	69.2
Interest rate — weighted average	2.1%	2.0%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization). At December 31, 2012 and 2011, the Company was in compliance with all material covenants under these facilities.
ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	Dec 31, 2012	Dec 31, 2011
Outstanding borrowings	$170.0	$118.0
Undrawn availability	336.9	270.1
Interest rate — weighted average	5.5%	3.8%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all material covenants under these facilities as of December 31, 2012 and 2011.
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. The Company has also pledged as security 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries including the Canadian subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of December 31, 2012 and 2011, the Company was in compliance with all material debt covenants.
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
The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company has entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Note 9 - Long-Term Debt. As of December 31, 2012, the Spanish Term Loans related interest rate swaps had a notional value of $15.3 million which provides for a fixed interest rate of 4.20%, 4.58%, 4.48% for the term loans maturing in February, April and June of 2013 and a fixed interest rate of 1.54% for the term loan maturing in August 2014. The Company does not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2012 and December 31, 2011 are shown below (in millions).

	December 31, 2012			December 31, 2011
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$15.3	$—	$0.2	$32.1	$—	$0.6
Commodity futures	22.8	0.2	1.1	216.1	3.8	14.0
Foreign currency exchange	60.7	0.4	0.6	55.4	0.4	1.1
		$0.6	$1.9		$4.2	$15.7
(in millions)
Derivatives not designated as cash flow hedges:
Commodity futures	$206.0	$3.3	$4.9	$133.0	$2.4	$12.6
Foreign currency exchange	253.7	$3.2	3.3	321.7	4.1	7.9
		$6.5	$8.2		$6.5	$20.5

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company’s derivative contract position. As of December 31, 2012 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. As of December 31, 2011 there were contracts held by the Company that required $0.7 million in collateral to secure the Company's derivative liability positions.
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

	Year ended December 31, 2012
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI	Ineffective portion and amount excluded from effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)[1]	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.3	$—	$—	Interest Expense
Commodity futures	4.8	(3.3)	(0.3)	Cost of Sales
Foreign currency exchange	(0.2)	(1.1)	—	Other income /(expense)
Total	$4.9	$(4.4)	$(0.3)

	Year ended December 31, 2011
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI	Ineffective portion and amount excluded from effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.5)	$(0.2)	$(0.3)	Interest Expense
Commodity futures	(23.8)	14.8	(1.1)	Cost of Sales
Foreign currency exchange	2.0	0.1	0.1	Other income /(expense)
Total	$(22.3)	$14.7	$(1.3)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.
For derivative instruments that are not designated as cash flow hedges the unrealized gain or loss on the derivatives is reported in current earnings. For the year ended December 31, 2012, the Company recorded a gain of $3.0 million for derivative instruments not designated as cash flow hedges in other income (expense). For the year ended December 31, 2011, the Company recorded a loss of $6.1 million for derivative instruments not designated as cash flow hedges in other income (expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss). A pre-tax loss of $1.4 million is expected to be reclassified into earnings from other comprehensive income during 2013.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2012 and 2011, General Cable had $37.7 million and $36.3 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2012 and 2011, General Cable had an unrealized gain of $0.3 million and an unrealized loss of $1.0 million, respectively, related to these transactions. The fair market value of the forward pricing agreements was $38.0 million and $35.3 million at December 31, 2012 and 2011, respectively. General Cable expects the unrealized losses under these agreements to offset firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of December 31, 2012 or 2011.

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
United States	$38.4	$51.2	$32.1
Foreign	43.9	55.7	82.3
Total	$82.3	$106.9	$114.4
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Current tax expense:
Federal	$13.3	$(8.6)	$(32.7)
State	3.5	(0.4)	(2.1)
Foreign	50.9	42.8	60.4
Deferred tax expense (benefit):
Federal	5.7	19.3	24.1
State	(0.6)	1.7	0.3
Foreign	1.4	(12.1)	(3.3)
Total	$74.2	$42.7	$46.7
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Income tax expense (benefit) at Federal statutory tax rate	$28.8	$37.4	$40.0
Foreign tax rate differential	(0.1)	(0.1)	(4.0)
Foreign withholding tax and surcharges	4.7	3.4	4.9
Change in valuation allowance	27.7	5.4	9.5
Change in uncertain tax positions	11.6	(4.8)	(11.4)
Nondeductible / nontaxable items	0.4	0.7	5.1
Other (net)	1.1	0.7	2.6
Total	$74.2	$42.7	$46.7

The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2012	Dec 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$78.2	$53.0
Pension and retiree benefits accruals	46.4	34.2
Inventory	20.0	16.2
Depreciation and fixed assets	7.7	6.7
Tax credit carryforwards	6.5	6.9
Other liabilities	49.4	52.8
Valuation allowance	(74.3)	(40.1)
Total deferred tax assets	133.9	129.7
Deferred tax liabilities:
Convertible debt discount	147.7	131.2
Inventory	1.5	1.9
Depreciation and fixed assets	89.8	83.4
Intangibles	58.8	44.0
Other	6.5	18.8
Total deferred tax liabilities	304.3	279.3
Net deferred tax assets (liabilities)	$(170.4)	$(149.6)

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

In the fourth quarter of 2012, a valuation allowance was also recorded against deferred tax assets in the Company's German business unit. The German business unit incurred an equipment failure in the fourth quarter that adversely impacted its ability to meet its contractual obligations for its large project work and reduced profit expectations. In addition, the German business is encountering certain other project delay/cancellation and warranty issues. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its German business would be realized. Tax expense of $8.3 million was recorded in 2012 to establish a full valuation allowance against German deferred tax assets, none of which related to a beginning of the year net deferred tax asset position.

A full valuation allowance was also recorded in the fourth quarter of 2012 for the Company's Colombian distribution business since it was rendered redundant by the fourth quarter acquisition of Procables. The Colombian distribution business will be wound down and is expected to generate losses until the business is terminated. Tax expense of $1.1 million was recorded in 2012 to establish a full valuation allowance against the Colombian deferred tax assets, of which $0.2 million related to the beginning of the year net deferred tax asset position.

The Company continuously monitors the deferred tax position of all business units to determine whether a valuation allowance should be recorded. Full valuation allowances are currently recorded against deferred tax assets in ten significant business units. The Company is closely monitoring the deferred tax asset situation in New Zealand. The New Zealand business unit has been operating at marginal profitability in recent years due to depressed economic conditions and increased competition in the local market. After weighing all positive and negative evidence and factoring in prudent and feasible tax planning strategies, management has judged that it is more likely than not that a future tax benefit for the New Zealand business's $5.8 million of net deferred tax assets will be realized. Future deterioration in the New Zealand unit's profitability could result in the need to record a valuation allowance against its deferred tax assets in a subsequent period.
As of December 31, 2012, the Company has recorded approximately $74.3 million of valuation allowance to adjust deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
The Company has recognized deferred tax assets of approximately $7.9 million for tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
New Zealand	$11.2	Indefinite
Spain	6.9	2026 - 2027
Colombia	5.6	Indefinite
Others	3.0	Various
Total	$26.7
The Company also has various foreign subsidiaries with approximately $237 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $800 million as of December 31, 2012. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
The Company applies ASC 740 - Income Taxes in determining unrecognized tax benefits. ASC 740 - Income Taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Unrecognized Tax Benefit — Beginning balance	$58.8	$66.1	$79.4
Gross Increases — Tax Positions in Prior Period	3.4	2.1	4.7
Gross Decreases — Tax Positions in Prior Period	(4.2)	(4.9)	(10.3)
Gross Increases — Tax Positions in Current Period	14.9	8.0	14.2
Gross Increases — Business Combinations	—	—	—
Settlements	—	(0.3)	—
Lapse of Statute of Limitations	(9.6)	(11.4)	(22.9)
Foreign Currency Translation	0.7	(0.8)	1.0
Unrecognized Tax Benefit — Ending Balance	$64.0	$58.8	$66.1
Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $61.5 million, $54.3 million and $58.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $2.5 million, $4.5 million and $7.8 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $1.2 million and interest of $2.4 million during 2012 and in total, as of December 31, 2012, has recognized a liability for penalties of $7.8 million and interest of $13.8 million. During 2011 and 2010, the Company accrued penalties of $(1.1) million and $0.6 million, respectively, and interest of $0.7 million and $(3.7) million, respectively, and in total, as of December 31, 2011 and 2010, had recognized liabilities for penalties of $6.5 million and $7.8 million, respectively and interest of $11.4 million and $10.9 million, respectively.

The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $5 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2007 — 2012. With limited exceptions, tax years prior to 2008 are no longer open in major foreign, state or local tax jurisdictions.
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
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Changes in Benefit Obligation:
Beginning benefit obligation	$167.2	$152.6	$114.2	$107.5
Impact of foreign currency exchange rate change	—	—	—	(2.8)
Acquisitions	—	—	19.1	—
Service cost	1.8	1.4	4.3	3.1
Interest cost	7.7	8.1	6.1	5.7
Settlement (gain) loss	—	—	(2.5)	(1.4)
Benefits paid	(9.9)	(9.8)	(4.1)	(4.9)
Employee contributions	—	—	0.2	0.1
Amendments / Change in assumptions	0.1	0.7	4.0	4.1
Actuarial (gain) loss	13.5	14.2	17.2	2.8
Ending benefit obligation	$180.4	$167.2	$158.5	$114.2
Changes in Plan Assets:
Beginning fair value of plan assets	$126.6	$123.6	$40.1	$36.9
Impact of foreign currency exchange rate change	—	—	0.5	(0.7)
Acquisitions	—	—	16.9	—
Actual return on plan assets	11.9	(4.7)	2.5	3.3
Company contributions	0.5	17.5	8.0	6.9
Settlements	—	—	(17.8)	(1.4)
Benefits paid	(9.9)	(9.8)	(4.1)	(4.9)
Ending fair value of plan assets	$129.1	$126.6	$46.1	$40.1
Funded status at end of year	$(51.3)	$(40.6)	$(112.4)	$(74.1)
Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$0.2	$7.5
Accrued liabilities	$(0.4)	$(0.4)	$(5.7)	$(4.3)
Other liabilities	$(50.9)	$(40.2)	$(106.9)	$(77.3)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$87.6	$84.9	$31.2	$15.1
Prior service cost	0.4	0.6	8.9	6.8
Transition obligation	—	—	0.5	0.6
	$88.0	$85.5	$40.6	$22.5
The accumulated benefit obligation for US defined benefit retirement pension plans was $179.4 million and $166.6 million for 2012 and 2011, respectively. The accumulated benefit obligation for Non-US defined benefit retirement pension plans was $136.1 million and $102.3 million for 2012 and 2011, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Projected benefit obligation	$180.4	$167.2	$149.7	$104.5
Accumulated benefit obligation	179.4	166.6	136.1	93.4
Fair value of the plan assets	129.0	126.6	44.2	23.1

Pension expense included the following components (in millions):

	U.S. Plans Year ended			Non-U.S. Plans Year ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Pension expense:
Service cost	$1.8	$1.4	$1.4	$4.3	$3.1	$2.7
Interest cost	7.7	8.1	8.3	6.1	5.7	5.6
Expected return on plan assets	(9.1)	(10.6)	(9.2)	(2.0)	(2.4)	(2.0)
Amortization of prior service cost	0.1	0.1	0.1	1.4	0.3	0.2
Amortization of net loss	8.3	5.1	4.8	1.2	1.2	0.5
Amortization of transition obligation	—	—	—	0.2	0.2	0.2
Curtailment (gain) loss	—	—	—	—	—	(1.8)
Settlement (gain) loss	—	—	—	0.1	0.3	0.3
Net pension expense	$8.8	$4.1	$5.4	$11.3	$8.4	$5.7
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $11.4 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2012	Dec 31, 2011
Discount rate	4.10%	4.70%	4.20%	5.20%
Expected rate of increase in future compensation levels	2.00%	2.00%	4.10%	4.40%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Discount rate	4.70%	5.40%	6.00%	5.10%	5.60%	6.20%
Expected rate of increase in future compensation levels	2.00%	2.00%	2.00%	6.10%	4.30%	5.50%
Long-term expected rate of return on plan assets	7.50%	8.50%	8.50%	4.50%	7.20%	6.90%
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 66% of equity investments and 34% of fixed-income investments at December 31, 2012 and 66% of equity investments and 34% of fixed-income investments at December 31, 2011.

Approximately 31% and 29% of plan assets were concentrated in two mutual funds as of December 31, 2012 and 2011, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 57% allocated to equity investments, 40% to fixed-income investments and 3% to other investments. The actual weighted-average asset allocations were 58% of equity investments, 40% of fixed-income investments and 2% of other investments at December 31, 2012 and 35% of equity investments, 64% of fixed-income investments and 1% of other investments at December 31, 2011. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The Company determined the fair market values of the pension plan assets based on the fair value hierarchy established in ASC 820 - Fair Value Measurement which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The fair values of pension plan assets are primarily traded in active markets. For those that are not traded in active markets, the fair value is determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the asset. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for pension assets where observable market inputs are less readily available or are unobservable. The fair values of pension assets include adjustments for market liquidity, counterparty credit quality. To ensure the prudent application of estimates and management judgment in determining the fair value of pension assets, various processes and controls have been adopted. The fair value of the Company’s pension plan assets at December 31, 2012 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$77.3	$77.2	$0.1	$—
Mutual Funds	54.7	37.9	16.8	—
Short Term Investments	2.1	—	2.1	—
Equitable Contract	1.3	—	1.3	—
Fixed Income	11.5	—	11.5	—
Coal Lease (1)	4.2	—	—	4.2
Total	$151.1	$115.1	$31.8	$4.2
The fair value of the Company’s pension plan assets at December 31, 2011 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$81.3	$81.0	$0.3	$—
Mutual Funds	50.7	36.3	14.4	—
Short Term Investments	3.3	—	3.3	—
Equitable Contract	1.4	—	1.4	—
Fixed Income	25.6	—	25.6	—
Coal Lease (1)	4.4	—	—	4.4
Total	$166.7	$117.3	$45.0	$4.4

(1)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2011	$4.6
Change in fair value of plan assets	(0.2)
Purchases, sales, transfers, and settlements	—
Ending balance December 31, 2011	$4.4
Change in fair value of plan assets	(0.2)
Purchases, sales, transfers, and settlements	—
Ending balance at December 31, 2012	$4.2
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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2013 expense for the pension plans will be based on the weighted-average discount rate of 4.1% for U.S. defined benefit pension plans and 4.2% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $9.7 million to its defined benefit pension plans for 2013. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $17.7 million in 2013, $17.6 million in 2014, $18.4 million in 2015, $18.3 million in 2016, $19.2 million in 2017 and $103.7 million in 2018 and thereafter.

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
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. The changes in accrued postretirement benefits were as follows (in millions):

	Dec 31, 2012	Dec 31, 2011
Changes in Benefit Obligation:
Beginning benefit obligation	$7.1	$8.0
Service cost	0.1	0.1
Interest cost	0.2	0.3
Actuarial loss	(0.4)	(0.4)
Benefits paid	(0.8)	(0.9)
Foreign currency impact	0.1	—
Ending benefit obligation	$6.3	$7.1
Funded status at end of year	$(6.3)	$(7.1)
Amounts Recognized in Consolidated Balance Sheets:
Accrued liabilities	$(0.9)	$(1.0)
Other liabilities	$(5.4)	$(6.1)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$0.6	$1.1
Prior service cost	(0.2)	(0.3)
	$0.4	$0.8

Net postretirement benefit expense included the following components (in millions):

	Year ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Postretirement benefit expense:
Service cost	$0.1	$0.1	$0.1
Interest cost	0.2	0.3	0.4
Amortization of prior service cost	—	(0.1)	(0.1)
Amortization of net loss	—	0.1	0.1
Net postretirement benefit expense	$0.3	$0.4	$0.5
The estimated net (gain) loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net postretirement benefit expense over the next fiscal year will be immaterial in the coming year.
The discount rate used in determining the accumulated postretirement benefit obligation was 3.00% for the year ended December 31, 2012, 3.50% for the year ended December 31, 2011 and 4.25% for the year ended December 31, 2010. The discount rate used in determining the net postretirement benefit expense was 3.50% for the year ended December 31, 2012, 4.25% for the year ended December 31, 2011 and 4.75% for the year ended December 31, 2010. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2012 was 8.00% decreasing gradually to 4.50% in year 2019 and thereafter, in 2011 was 8.50%, decreasing gradually to 4.50% in year 2019 and thereafter and in 2010 was 8.50% decreasing gradually to 4.50% in year 2019 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.2 million for 2012. The effect of this change would increase net postretirement benefit expense by less than $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.2 million for 2012. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $0.7 million in 2013, $0.7 million in 2014, $0.6 million in 2015, $0.6 million in 2016, $2.4 million in 2017 and thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $10.0 million, $9.3 million and $8.6 million, respectively, for the years ended December 31, 2012, 2011 and 2010.
13. Total Equity
The components of accumulated other comprehensive income (loss) as of December 31, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	December 31, 2012		December 31, 2011
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(8.6)	$(16.8)	$(15.9)	$(18.3)
Pension adjustments, net of tax	(84.4)	(3.1)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	(21.9)	(0.4)	(27.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(107.3)	$(20.3)	$(99.0)	$(22.1)
Comprehensive income consists of the following (in millions):

	Fiscal Years Ended
	December 31, 2012		December 31, 2011
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Net income (1)	$4.0	$5.8	$66.0	$1.1
Currency translation gain (loss)	7.3	1.5	(59.6)	(3.5)
Defined benefit plan adjustments, net of tax	(21.4)	0.1	(15.6)	(2.4)
Change in fair value of derivatives, net of tax	5.8	0.2	(37.5)	(0.1)
Comprehensive income (loss)	$(4.3)	$7.6	$(46.7)	$(4.9)

(1)	Net income before preferred stock dividend payments
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003 and subsequent to the November 9, 2005 inducement offer, 76,002 shares and 76,002 are outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2012 and 2011. The Company paid fees and expenses of $4.2 million related to this transaction, which included an underwriting discount of $3.4 million. The Series A preferred stock was offered only to qualified institutional buyers in reliance on Rule 144A under the Securities Act.
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
The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Trust was $38.1 million and $31.9 million as of December 31, 2012 and 2011, respectively. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at December 31, 2012 and December 31, 2011 was $17.7 million and $15.2 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheets. Amounts payable to the plan participants at December 31, 2012 and 2011, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, was $19.8 million and $16.9 million, respectively, and is classified as “other liabilities” in the consolidated balance sheets.
In accordance with ASC 710 - Compensation — General, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, are effectively offset by changes in the market value of the deferred compensation liability held by the Trust, which are included as compensation expense in the consolidated statements of operations and comprehensive income (loss). Prior to 2011, management had classified the mutual fund assets as available for sale; as such, changes in the value of these investments were recorded in accumulated other comprehensive income.

14. Share-Based Compensation
General Cable has various plans which provide for granting options, restricted stock units and restricted common stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the years ended December 31, 2012, 2011 and 2010. The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.

	Year Ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Non-qualified stock option expense	$4.9	$4.8	$4.2
Non-vested stock awards expense	1.7	2.8	4.2
Stock unit awards	4.5	3.1	0.9
Performance-based non-vested stock awards expense	1.4	1.0	—
Total pre-tax share-based compensation expense	$12.5	$11.7	$9.3
Excess tax benefit (deficiency) on share-based compensation (1)	$(0.6)	$1.0	$(0.1)

(1)	Cash inflows (outflows) recognized as financing and operating activities in the Company’s consolidated statement of cash flows
During the years ended December 31, 2012, 2011 and 2010, cash received from stock option exercises was $0.1 million, $1.5 million and $0.4 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $0.1 million, $1.0 million and $0.2 million, respectively. The $3.6 million and $4.9 million tax deductions for all share-based compensation for the years ended December 31, 2012 and 2011, respectively, includes $(0.6) million and $1.0 million of excess tax benefits (deficiencies) that are classified as a cash inflow (outflow) of financing activities and a cash outflow (inflow) from operating activities. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 - Compensation — Stock Compensation.
General Cable currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. There have been no material modifications made to these plans during the year ended December 31, 2012 or 2011. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 5.8 million shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 2.7 million at December 31, 2012.
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
Stock Options
All options awarded under the 2005 Plan have a term of 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. The majority of the options granted under the 2000 Plan will expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. A summary of stock option activity for the year ended December 31, 2012 is as follows (options in thousands and aggregate intrinsic value in millions):

		Weighted Average	Weighted Average Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2011	1,553.4	$32.92	6.8 years	$4.7
Granted	353.0	32.50
Exercised	(14.0)	7.53
Forfeited or Expired	(77.6)	34.06
Outstanding as of December 31, 2012	1,814.8	$32.99	5.9 years	$9.5
Exercisable at December 31, 2012	1,260.1	$32.80	4.7 years	$8.9
Options expected to vest in the next twelve months	286.6	$31.96	8.1 years	$0.6
During the years ended December 31, 2012, 2011 and 2010, the weighted average grant date fair value of options granted was $32.50, $24.11 and $13.91, respectively, the total intrinsic value of options exercised was $0.3 million, $2.8 million, and $0.6 million, respectively, and the total fair value of options vested during the periods was $18.7 million, $14.3 million, and $11.4 million, respectively. At December 31, 2012 and 2011, the total compensation cost related to nonvested options not yet recognized was $3.4 million and $3.3 million with a weighted average expense recognition period of 1.8 years and 1.8 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Risk-free interest rate (1)	1.0%	2.4%	2.3%
Expected dividend yield (2)	0	N/A	N/A
Expected option life (3)	5.0 years	5.0 years	5.1 years
Expected stock price volatility (4)	68.0%	65.6%	65.2%
Weighted average fair value of options granted	$18.20	$24.11	$13.91

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

Additional information regarding options outstanding as of December 31, 2012 is as follows (options in thousands):

Range of Option Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0 -$14	114.7	$11.34	1.9	114.7	$11.34
$14 - $28	840.2	$21.72	5.6	719.5	$21.05
$28 -$42	306.7	$32.50	9.1	0.7	$31.98
$42 - $56	284.0	$45.20	6.7	156.0	$47.11
$56 - $70	269.2	$65.05	3.9	269.2	$65.05
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
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2012, is as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2011	786.7	$32.86
Granted	305.4	29.65
Vested	(166.0)	42.30
Forfeited	(72.2)	28.47
Balance, December 31, 2012	853.9	$30.26
The weighted-average grant date fair value of all nonvested shares and restricted stock units granted, the total fair value (in millions) of all nonvested shares and restricted stock units granted, and the fair value (in millions) of all nonvested shares and restricted stock units that have vested during each of the past three years is as follows:

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Weighted-average grant date fair value of nonvested shares granted	$29.65	$39.94	$24.75
Fair value of nonvested shares granted	$9.1	$7.9	$6.1
Fair value of shares vested	$7.0	$2.5	$2.9
As of December 31, 2012, there was $12.2 million of total unrecognized compensation cost related to all nonvested stock and restricted stock units. The cost is expected to be recognized over a weighted average period of 2.41 years. There are 193 thousand nonvested stock and restricted stock units with a weighted average grant price of $31.60 and a fair value of $6.1 million expected to vest in 2013.
15. Redeemable Noncontrolling Interest
The Company acquired 60% of Procables on October 1, 2012 from the existing shareholders (the “Seller” or “Minority Shareholder”) who maintained control of the remaining 40% of the shares for $27.4 million. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Minority Shareholder, may exercise a Put Option to sell all of their shares, 40% of the shares, to the Company. The Company shall be irrevocably obligated to purchase the shares. In addition, the Company has a Call Option to purchase the additional 40% of the shares. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Company may exercise a Call Option right to purchase all of the Sellers' shares (the remaining 40%). The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per Share based on the Company's enterprise value equal to seven times the average of its EBITDA over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness of the Company for the most recent audited fiscal year. The Company determined that the put option is embedded within the noncontrolling interest shares that are subject to the put option. The redemption feature requires classification of the Minority Shareholder's interest in the Consolidated Balance Sheet outside of equity under caption “Redeemable Noncontrolling Interest”.
The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At December 31, 2012, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net Income.

The following is a rollforward of the redeemable noncontrolling interest:

Balance at December 31, 2011	—
Procables acquisition	18.3
Net Income (Loss)	—
Foreign currency translation	0.3
Balance at December 31, 2012	18.6
16. Earnings Per Common Share
All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings along with common shareholders. The Company applies the two-class method of computing basic and diluted earnings per share. Historically and for the years ended December 31, 2012, 2011 and 2010, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). There was no impact on the Company’s earnings per common share — assuming dilution computation.
A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Earnings per share — basic:
Net income attributable to Company common shareholders — for basic EPS computation (1)	$3.7	$65.7	$61.4
Weighted average shares outstanding for basic EPS computation (2,3)	49.7	51.9	52.1
Earnings per common share — basic (3)	$0.07	$1.27	$1.18
Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$3.7	$65.7	$61.4
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3
Net income attributable to Company common shareholders — for diluted EPS computation (1)	$4.0	$66.0	$61.7
Weighted average shares outstanding including nonvested shares	49.7	51.9	52.1
Dilutive effect of convertible bonds	—	0.6	—
Dilutive effect of stock options and restricted stock units	1.0	0.8	0.6
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	51.1	53.7	53.1
Earnings per common share — assuming dilution	$0.08	$1.23	$1.16

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
The Company was authorized by its Board of Directors on October 29, 2012 to renew its stock repurchase program that expired on October 28, 2011 up to $125 million of common stock. The stock repurchase program will be effective for one year. Stock purchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. The Company purchased $1.2 million or 50,000 common shares at an average price of $24.80 per share during the year ended December 31, 2012. Under this same program, the Company purchased $62.5 million, or 2.5 million common shares at an average price of $24.72, in the fourth quarter of 2011. In 2010 the Company did not have a stock repurchase program and as a result, did not repurchase any of its common stock.
As of December 31, 2012, 2011 and 2010, there were approximately 553 thousand, 506 thousand, and 404 thousand stock options excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.

Certain effects on diluted net income per common share may result in future periods as a result of the Company’s (i) $355.0 million in 0.875% Convertible Notes and the Company’s entry into note hedge and warrant agreements and (ii) the $429.5 million in Subordinated Convertible Notes. Refer to Note 9 - Long-Term Debt for a description of the key terms of these transactions.
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
Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2012. At any such time in the future that the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding — assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding — assuming dilution because the impact of the shares will always be anti-dilutive.
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
Regarding the 1.00% Senior Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2011. The 1.00% Senior Convertible Notes had been repaid as of December 31, 2012. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2012 or December 31, 2011. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the year ended December 31, 2012 intersegment sales in North America were $27.1 million. In Europe and Mediterranean intersegment sales were $22.1 million and in ROW intersegment sales were $95.5 million for the year ended December 31, 2012. For the year ended December 31, 2011 intersegment sales in North America were $28.8 million. In Europe and Mediterranean intersegment sales were $24.8 million and in ROW intersegment sales were $38.1 million for the year ended December 31, 2011. For the year ended December 31, 2010 intersegment sales in North America were $17.7 million. In Europe and Mediterranean intersegment sales were $58.2 million and in ROW intersegment sales were $42.2 million for the year ended December 31, 2010. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.
Corporate assets include cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other certain current and non-current assets.

	Year Ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Net Sales:
North America	$2,340.2	$2,120.2	$1,785.0
Europe and Mediterranean	1,678.9	1,735.7	1,498.6
ROW	1,995.2	2,010.8	1,581.3
Total	$6,014.3	$5,866.7	$4,864.9
Segment Operating Income:
North America	$126.1	$121.8	$96.9
Europe and Mediterranean	(13.0)	30.3	36.8
ROW	81.7	78.0	80.4
Total	$194.8	$230.1	$214.1
Capital Expenditures:
North America	$25.3	$22.2	$20.5
Europe and Mediterranean	35.3	41.1	32.9
ROW	48.2	58.5	63.0
Total	$108.8	$121.8	$116.4
Depreciation Expense:
North America	$30.0	$27.2	$28.9
Europe and Mediterranean	38.0	38.3	35.8
ROW	34.2	31.9	20.1
Total	$102.2	$97.4	$84.8
Total Assets:
North America	$1,483.4	$1,026.8	$1,017.9
Europe and Mediterranean	1,329.7	1,435.2	1,476.0
ROW	2,106.8	1,861.0	1,798.6
Total	$4,919.9	$4,323.0	$4,292.5
Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Electric Utility	$1,959.6	$1,851.3	$1,501.4
Electrical Infrastructure	1,611.5	1,708.3	1,345.7
Construction	1,519.0	1,395.3	1,196.7
Communications	651.2	655.3	593.7
Rod Mill Products	273.0	256.5	227.4
Total	$6,014.3	$5,866.7	$4,864.9

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2012	Dec 31, 2011
United States	$1,859.5	$1,712.2	$1,471.6	$337.9	$238.3
Canada	441.3	379.8	316.4	45.6	16.8
France	494.9	506.0	445.2	78.3	78.3
Brazil	440.1	478.7	317.1	121.3	120.9
Spain	319.0	400.1	405.6	169.8	180.0
Others	2,459.5	2,389.9	1,909.0	932.4	845.0
Total	$6,014.3	$5,866.7	$4,864.9	$1,685.3	$1,479.3
18. Commitments and Contingencies
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
At December 31, 2012 and 2011, General Cable had an accrued liability of approximately $1.9 million, for various environmental-related liabilities of which General Cable is aware. While it is difficult to estimate future environmental-related liabilities accurately, General Cable does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2012, General Cable was a defendant in approximately 29,089 cases brought in Federal District Courts throughout the United States. In calendar years 2012, 2011 and 2010, 113, 115, and 95 asbestos cases, respectively, were brought against the Company. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of December 31, 2012, 21,868 asbestos cases have been dismissed. In calendar years 2012, 2011 and 2010, 66 cases, 61 cases and 5,491 cases, respectively, were dismissed. With regards to the approximately 29,089 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2012, Plaintiffs have asserted monetary damages in 651 cases. In 179 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $151 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 138 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $388 million in damages from as many as 110 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 651 cases, there are claims of $220 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2012 and 2011, General Cable had accrued, on a gross basis, approximately $5.2 million and $5.1 million, respectively, and had recorded approximately $0.5 million and $0.6 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.7 million and $4.5 million, as of December 31, 2012 and 2011, respectively, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.
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
Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of December 31, 2012, aggregate settlement costs were $8.6 million. In calendar years 2012, 2011 and 2010, the settlement costs totaled $0.6 million, $0.9 million and $0.4 million, respectively. As of December 31, 2012, aggregate costs of administering and litigating the asbestos claims were $21.4 million. In calendar years 2012, 2011 and 2010, the costs of administering and litigating asbestos claims totaled $1.7 million, $2.2 million and $1.8 million, respectively.
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission's Statement of Objections to preserve our rights should an unfavorable outcome occur.
On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company's Spanish affiliate and its subsidiary, Silec. The allegations related to Silec are for the eleven months following its acquisition by the Company's Spanish affiliate, for which the Company has filed a claim for indemnification from Safran to preserve our rights should an unfavorable outcome occur. A Statement of Objections is a procedural document in which the European Commission communicates its preliminary views in regard to possible infringement of European competition law and allows the companies identified in the Statement to present procedural and substantive arguments in response before a final decision is made. Any unfavorable decision by the European Commission is subject to appeal. The Statement of Objections issued to the Company alleges that two affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company has responded to the Statement of Objections on October 28, 2011 and intends to continue to vigorously defend itself against the allegations in the course of future proceedings with the European Commission on the Statement of Objections.
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
In March 2012, the Company received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. The Company supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. The Company's work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, the Company initiated litigation in Pennsylvania state court seeking a declaration that it is not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. A decision on arbitrability is pending before the ICC Tribunal. The Company believes it has substantial defenses to potential liability in regard to the transformer fire and claimed loss. At this time, the Company is unable to predict with any certainty an estimated range of damages or whether it will have any liability, if any, attributable to the transformer fire.
One of the Company's Brazilian subsidiaries is involved in an administrative proceeding with a state tax authority regarding whether tax incentives granted to the Company by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. The Company believes it correctly relied on the tax incentives granted and that it has substantial defenses to their disallowance by the Brazilian state claimant.  The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial. In September 2012, the 1st Chamber of the Administrative Court found that the Company was not liable for any incentive tax payments claimed by the state treasury office. The Brazilian state then appealed the decision to the administrative tribunal and the tribunal cancelled a significant part of the claim but left one tax period open. The potential range of loss relating to this appeal is estimated between $0 and $10 million.
On December 19, 2012, the same Brazilian subsidiary received three notices of infraction from another Brazilian state related to alleged failure to pay taxes on the distribution of goods and services from one state for lack of appropriate documents and alleged failure to file electronic records with the state tax authorities in regard to inventories, goods receipts and invoices from acquisitions. The total amount of taxes allegedly due for the infractions is approximately $0.2 million and the total fines claimed amount to approximately $22.9 million. The company believes it is exempt from the taxes claimed and has very substantial defenses to the claims. The company has filed opposition to all the claims in January 2013 and will vigorously defend itself against such claims. At this time, the Company is unable to predict with any certainty an estimated range of damages or whether it will have any liability, if any, attributable to the taxes claimed.
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

General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2012 were as follows: 2013 — $41.0 million, 2014 — $33.5 million, 2015 — $31.8 million, 2016 — $27.4 million, 2017 — $18.6 million and thereafter $16.8 million. Rental expense recorded in income from continuing operations was $29.8 million, $20.7 million and $19.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, the Company had $70.5 million in letters of credit, $285.9 million in various performance bonds and $193.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
19. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2012 and 2011, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $19.2 million and $18.6 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations and comprehensive income (loss) under “Equity in net earnings of affiliated companies.” In 2012, 2011 and 2010, equity in net earnings of affiliated companies was $1.7 million, $2.9 million, and $1.4 million, respectively. As of December 31, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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

	Fair Value Measurement
	December 31, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$7.1	$—	$7.1	$—	$10.7	$—	$10.7
Equity securities	17.7	—	—	17.7	15.2	—	—	15.2
Total Assets	$17.7	$7.1	$—	$24.8	$15.2	$10.7	$—	$25.9
Liabilities:
Derivative liabilities	$—	$10.1	$—	$10.1	$—	$36.2	$—	$36.2
Total liabilities	$—	$10.1	$—	$10.1	$—	$36.2	$—	$36.2
At December 31, 2012, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
With the adoption of ASU 2010-06, there were no transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed, as discussed in Note 2 - Summary of Significant Accounting Policies.
21. Quarterly Operating Results (Unaudited)
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
Summarized historical quarterly financial data for 2012 and 2011 are set forth below (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$1,432.5	$1,478.1	$1,500.6	$1,603.1
Gross profit	144.5	173.5	163.0	133.2
Net income (loss) attributable to Company common shareholders	22.7	18.8	(20.6)	(17.2)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	22.8	18.9	(20.5)	(17.2)
Earnings (loss) per common share — basic	$0.46	$0.38	$(0.41)	$(0.35)
Earnings (loss) per common share — assuming dilution	$0.45	$0.37	$(0.41)	$(0.35)
2011
Net sales	$1,447.6	$1,532.2	$1,517.8	$1,369.1
Gross profit	163.0	170.3	151.7	122.7
Net income (loss) attributable to Company common shareholders	34.0	33.2	(2.1)	0.6
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	34.1	33.3	(2.0)	0.6
Earnings (loss) per common share — basic	$0.65	$0.64	$(0.04)	$0.01
Earnings (loss) per common share — assuming dilution	$0.63	$0.61	$(0.04)	$0.01
Quarterly results have been impacted by changes in volume, copper and aluminum prices as well as seasonal factors inherent in the Company's businesses.

22. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600 million of 5.75% Senior Notes due in 2022, the $355.0 million of 0.875% Convertible Notes due in 2013 and the $125 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. The years ended December 31, 2011 and 2010 Condensed Statements of Operations and Comprehensive Income (Loss) Information, the December 31, 2011 Condensed Balance Sheet Information and the December 31, 2011 and 2010 Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated.
Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,015.8	$3,998.5	$—	$6,014.3
Intercompany	54.4	150.3	320.6	(525.3)	—
	54.4	2,166.1	4,319.1	(525.3)	6,014.3
Cost of sales	—	1,903.6	3,967.4	(470.9)	5,400.1
Gross profit	54.4	262.5	351.7	(54.4)	614.2
Selling, general and administrative expenses	41.5	150.6	281.7	(54.4)	419.4
Operating income	12.9	111.9	70.0	—	194.8
Other income (expense)	—	—	(2.9)	—	(2.9)
Interest income (expense):
Interest expense	(70.6)	(96.1)	(48.0)	107.9	(106.8)
Interest income	91.6	15.5	7.3	(107.9)	6.5
Loss on extinguishment of debt	(9.3)	—	—	—	(9.3)
	11.7	(80.6)	(40.7)	—	(109.6)
Income before income taxes	24.6	31.3	26.4	—	82.3
Income tax benefit (provision)	(10.9)	(12.4)	(50.9)	—	(74.2)
Equity in net income of subsidiaries	(9.7)	(28.6)	1.2	38.8	1.7
Net income including noncontrolling interest	4.0	(9.7)	(23.3)	38.8	9.8
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	5.8	—	5.8
Net income applicable to Company common shareholders	$3.7	$(9.7)	$(29.1)	$38.8	$3.7
Comprehensive income (loss), net of tax	$4.8	$(3.8)	$(36.5)	$38.8	$3.3
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	$—	$—	$7.6	$—	$7.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$4.8	$(3.8)	$(44.1)	$38.8	$(4.3)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,857.0	$4,009.7	$—	$5,866.7
Intercompany	55.9	116.4	204.9	(377.2)	—
	55.9	1,973.4	4,214.6	(377.2)	5,866.7
Cost of sales	—	1,742.5	3,837.8	(321.3)	5,259.0
Gross profit	55.9	230.9	376.8	(55.9)	607.7
Selling, general and administrative expenses	44.6	130.7	258.2	(55.9)	377.6
Operating income	11.3	100.2	118.6	—	230.1
Other income (expense)	(0.1)	(0.2)	(31.4)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(48.9)	104.3	(99.2)
Interest income	88.6	15.0	8.4	(104.3)	7.7
Loss on extinguishment of debt	—	—	—	—	—
	25.6	(76.6)	(40.5)	—	(91.5)
Income (loss) before income taxes	36.8	23.4	46.7	—	106.9
Income tax benefit (provision)	(15.8)	2.6	(29.5)	—	(42.7)
Equity in net income (loss) of subsidiaries	45.0	19.0	2.6	(63.7)	2.9
Net income including noncontrolling interest	66.0	45.0	19.8	(63.7)	67.1
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income applicable to Company common shareholders	$65.7	$45.0	$18.7	$(63.7)	$65.7
Comprehensive income (loss)	$65.5	$17.9	$(71.3)	$(63.7)	$(51.6)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	$—	$—	$(4.9)	$—	$(4.9)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$65.5	$17.9	$(66.4)	$(63.7)	$(46.7)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,551.8	$3,313.1	$—	$4,864.9
Intercompany	51.2	110.9	189.4	(351.5)	—
	51.2	1,662.7	3,502.5	(351.5)	4,864.9
Cost of sales	—	1,460.6	3,158.9	(300.3)	4,319.2
Gross profit	51.2	202.1	343.6	(51.2)	545.7
Selling, general and administrative expenses	40.3	122.0	220.5	(51.2)	331.6
Operating income	10.9	80.1	123.1	—	214.1
Other income (expense)	0.1	(0.2)	(28.0)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(27.8)	95.7	(77.0)
Interest income	81.6	13.8	5.7	(95.7)	5.4
Loss on extinguishment of debt	—	—	—	—	—
	20.1	(69.6)	(22.1)	—	(71.6)
Income before income taxes	31.1	10.3	73.0	—	114.4
Income tax (provision)	(12.0)	21.1	(55.8)	—	(46.7)
Equity in net income of subsidiaries	42.6	11.2	1.4	(53.8)	1.4
Net income including noncontrolling interest	61.7	42.6	18.6	(53.8)	69.1
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.4	—	7.4
Net income applicable to Company common shareholders	$61.4	$42.6	$11.2	$(53.8)	$61.4
Comprehensive income (loss)	$63.3	$12.1	$58.2	$(53.8)	$79.8
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	$—	$—	$(12.5)	$—	$(12.5)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$63.3	$12.1	$70.7	$(53.8)	$92.3

Condensed Balance Sheet Information
December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$528.7	$—	$638.2
Receivables, net of allowances	—	277.6	912.1	—	1,189.7
Inventories	—	460.0	791.6	—	1,251.6
Deferred income taxes	—	24.4	14.7	—	39.1
Prepaid expenses and other	2.3	20.9	92.8	—	116.0
Total current assets	67.6	827.1	2,339.9	—	3,234.6
Property, plant and equipment, net	0.4	238.2	961.2	—	1,199.8
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,108.5	1,390.4	—	(2,498.9)	—
Goodwill	—	15.0	169.4	—	184.4
Intangible assets, net	—	17.7	185.4	—	203.1
Unconsolidated affiliated companies	—	7.3	11.9	—	19.2
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	110.6	340.7	—	463.4
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	214.4	1,416.5	—	1,977.6
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	82.8	—	221.5
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.5	190.0	—	292.6
Total liabilities	1,405.2	1,904.6	2,218.7	(2,097.9)	3,430.6
Redeemable noncontrolling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,353.3	1,108.5	1,390.4	(2,498.9)	1,353.3
Noncontrolling interest	—	—	117.4	—	117.4
Total liabilities and equity	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9

Condensed Balance Sheet Information
December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$8.5	$425.5	$—	$434.1
Receivables, net of allowances	—	204.1	876.8	—	1,080.9
Inventories, net	—	393.1	792.4	—	1,185.5
Deferred income taxes	—	25.2	18.0	—	43.2
Prepaid expenses and other	1.8	21.5	76.7	—	100.0
Total current assets	1.9	652.4	2,189.4	—	2,843.7
Property, plant and equipment, net	0.4	176.8	846.6	—	1,023.8
Deferred income taxes	—	—	16.2	—	16.2
Intercompany accounts	1,210.4	396.0	36.9	(1,643.3)	—
Investment in subsidiaries	1,098.0	1,327.2	—	(2,425.2)	—
Goodwill	—	0.8	167.3	—	168.1
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	7.2	11.4	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,318.9	$2,587.1	$3,485.5	$(4,068.5)	$4,323.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$93.2	$853.3	$—	$946.5
Accrued liabilities	6.4	68.8	344.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	162.0	1,344.3	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,218.5	424.8	(1,643.3)	—
Other liabilities	1.1	91.8	153.0	—	245.9
Total liabilities	970.5	1,489.1	2,045.0	(1,643.3)	2,861.3
Total Company shareholders’ equity	1,348.4	1,098.0	1,327.2	(2,425.2)	1,348.4
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,318.9	$2,587.1	$3,485.5	$(4,068.5)	$4,323.0

Condensed Statement of Cash Flows Information
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$55.6	$60.6	$172.4	$—	$288.6
Cash flows of investing activities:
Capital expenditures	(0.2)	(25.1)	(83.5)	—	(108.8)
Acquisitions, net of cash acquired	—	(175.3)	(111.2)	—	(286.5)
Return of investment intercompany dividends	—	90.8	(90.8)	—	—
Proceeds from properties sold	—	0.1	4.4	—	4.5
Other	(29.2)	(129.0)	158.5	—	0.3
Net cash flows of investing activities	(29.4)	(238.5)	(122.6)	—	(390.5)
Cash flows of financing activities:
Preferred stock dividend paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.6)	—	—	—	(0.6)
Intercompany accounts	(342.1)	241.5	100.6	—	—
Proceeds from other debt	—	692.5	781.1	—	1,473.6
Repayments of other debt	—	(727.3)	(833.5)	—	(1,560.8)
Issuance of long term debt	600.0	—	—	—	600.0
Settlement of long term debt including fees and expenses	(217.7)	—	—	—	(217.7)
Dividends paid to non-controlling interest	—	—	(3.5)	—	(3.5)
Repurchase of common shares	(1.2)				(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	38.2	206.7	44.7	—	289.6
Effect of exchange rate changes on cash and cash equivalents	0.8	6.9	8.7	—	16.4
Increase (decrease) in cash and cash equivalents	65.2	35.7	103.2	—	204.1
Cash and cash equivalents — beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents — end of period	$65.3	$44.2	$528.7	$—	$638.2

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$52.1	$(8.1)	$—	$97.3
Cash flows of investing activities:
Capital expenditures	(0.2)	(20.6)	(101.0)	—	(121.8)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	6.5	—	6.5
Other	—	(58.1)	59.2	—	1.1
Net cash flows of investing activities	(0.2)	(78.7)	(35.3)	—	(114.2)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	3.6	17.4	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Repurchase of common shares	(62.5)	—	—	—	(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Net cash flows of financing activities	(81.3)	38.4	34.4	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.2)	7.7	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	5.6	(1.3)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	2.9	426.8	—	458.7
Cash and cash equivalents — end of period	$0.1	$8.5	$425.5	$—	$434.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.3	$22.0	$32.6	$—	$98.9
Cash flows of investing activities:
Capital expenditures	—	(19.1)	(97.3)	—	(116.4)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other	—	2.8	1.3	—	4.1
Net cash flows of investing activities	—	(19.0)	(114.8)	—	(133.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(2.6)	40.6	—	—
Proceeds from other debt	—	145.4	606.8	—	752.2
Repayments of other debt	—	(145.5)	(565.1)	—	(710.6)
Repurchase of common shares	—	—	—	—	—
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)
Net cash flows of financing activities	(38.0)	(2.7)	78.0	—	37.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(43.1)	—	(43.1)
Increase (decrease) in cash and cash equivalents	6.3	0.3	(47.3)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	2.6	474.1	—	499.4
Cash and cash equivalents — end of period	$29.0	$2.9	$426.8	$—	$458.7
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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Beginning Balance	$1,210.4	$1,169.7	$1,091.5
Non-cash transactions
Convertible notes and other debt	—	—	—
Deferred tax	5.9	8.0	30.5
Equity based awards	11.7	12.7	9.0
Foreign currency and other	(3.4)	(1.0)	0.7
Cash transactions	342.1	21.0	38.0
Ending Balance	$1,566.7	$1,210.4	$1,169.7
Dividends
There were no dividend payments to the Parent Company from the Guarantor subsidiaries in the twelve months ended December 31, 2012, 2011, and 2010.
Parent Company Long-Term Debt
At December 31, 2012 and 2011, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

(in millions)	Dec 31, 2012	Dec 31, 2011
5.75% Senior Notes due 2022	$600.0	$—
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(263.0)	(264.4)
1.00% Senior Convertible Notes due 2012	—	10.6
Debt discount on 1.00% Senior Convertible Notes due 2012	—	(0.5)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(20.4)	(40.6)
7.125% Senior Notes due 2017	—	200.0
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	1,235.1	823.6
Less current maturities	334.6	10.1
Parent Company Long-term debt	$900.5	$813.5

(in millions)	2013	2014	2015	2016	2017
Debt maturities	$334.6	$—	$125.0	$—	$—
Long-term debt related to the Parent Company is discussed in Note 9 - Long-Term Debt.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 - Long-Term Debt and Note 18 - Commitments and Contingencies.
23. Subsequent Events
The Venezuelan government announced the official exchange rate of its currency would be adjusted from 4.3 BsF per U.S. dollar to 6.3 BsF per U.S. dollar, effective February 13, 2013. In addition, Venezuelan officials announced that they would be discontinuing the SITME system. The Company believes that the new official rate of 6.30 bolivars to one USD will be the rate that the Company will be allowed to use to repatriate cash from Venezuela. While the Company continues to evaluate the impact of these actions by the Venezuelan government these actions are expected to result in a one-time charge in the first quarter of 2013 primarily related to the Company’s remeasurement of its local balance sheet on the date of the devaluation. The non-recurring pre-tax charge in the first quarter of 2013 is expected to be in the range of $42 million which will be recorded as other expense. There was no impact to the Company's 2012 results of operations or cash flows.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Accounts Receivable Allowances:
Beginning balance	$17.2	$21.1	$21.9
Impact of foreign currency exchange rate changes	0.3	(0.2)	(2.6)
Provision	21.9	4.4	4.9
Write-offs	(5.1)	(8.1)	(3.1)
Ending balance	$34.3	$17.2	$21.1
Deferred Tax Valuation Allowance:
Beginning balance	$40.1	$38.9	$24.2
Additions charged to tax expense	28.1	6.7	10.2
Changes attributable to acquisitions and dispositions	0.4	—	—
Changes impacting equity and other movements	6.1	(4.2)	5.2
Reductions from utilization and reassessments	(0.4)	(1.3)	(0.7)
Ending balance	$74.3	$40.1	$38.9