Form 10-Q/A
period 2012-09-28
GENERAL CABLE CORP /DE/
filed 2013-03-04
CIK 886035

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

General Cable Corporation (the “Company”) is filing this amendment to its quarterly report on Form 10-Q (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on March 1, 2013, solely to (i) file Exhibit 10.1 which was inadvertently omitted from the original Form 10-Q filing, and (ii) to correct and update the Exhibit List. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment restates in its entirety Item 6 of the Form 10-Q and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this amendment and this amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

Except as described above, this amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents indicated by a double asterisk (**) were previously filed or furnished, as applicable, with the original Form 10-Q. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010).

4.1	Fourth Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.2	Fourth Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senior Floating Rate Notes due 2015 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.3	Fourth Supplemental Indenture for the 1.00% Senior Convertible Notes due 2012 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.4	Indenture for the 5.750% Senior Notes due 2022 dated as of September 25, 2012, including Form of 5.750% Senior Note due 2022 (Rule 144A), Form of 5.750% Senior Note due 2022 (Regulation S), and Form of Guarantee of obligations under 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

*10.1	Amendment No. 1 to Credit Agreement, dated as of August 1, 2012, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders

10.2	Registration Rights Agreement dated September 25, 2012, by and among the Company, the subsidiary guarantors name therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule 1 to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

**12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

**32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed: March 4, 2013	By:	/s/ Brian J. Robinson
Brian J. Robinson
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010).

4.1	Fourth Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.2	Fourth Supplemental Indenture for the 7.125% Senior Fixed Rate Notes due 2017 and the Senior Floating Rate Notes due 2015 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.3	Fourth Supplemental Indenture for the 1.00% Senior Convertible Notes due 2012 dated as of September 25, 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.4	Indenture for the 5.750% Senior Notes due 2022 dated as of September 25, 2012, including Form of 5.750% Senior Note due 2022 (Rule 144A), Form of 5.750% Senior Note due 2022 (Regulation S), and Form of Guarantee of obligations under 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

*10.1	Amendment No. 1 to Credit Agreement, dated as of August 1, 2012, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders

10.2	Registration Rights Agreement dated September 25, 2012, by and among the Company, the subsidiary guarantors name therein and J.P. Morgan Securities LLC, as representative of the several initial purchasers named in Schedule 1 to the Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

**12.1	Computation of Ratio of Earnings to Fixed Charges

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14

**32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

5