Form 10-Q
period 2013-03-29
GENERAL CABLE CORP /DE/
filed 2013-05-07
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2013
Common Stock, $0.01 par value	49,759,161

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 29, 2013	March 30, 2012
Net sales	$1,533.1	$1,432.5
Cost of sales	1,378.1	1,288.0
Gross profit	155.0	144.5
Selling, general and administrative expenses	123.0	93.8
Operating income	32.0	50.7
Other income (expense)	(52.7)	6.8
Interest income (expense):
Interest expense	(29.5)	(24.7)
Interest income	1.5	1.7
	(28.0)	(23.0)
Income (loss) before income taxes	(48.7)	34.5
Income tax (provision) benefit	4.1	(10.4)
Equity in earnings of affiliated companies	0.2	—
Net income (loss) including non-controlling interest	(44.4)	24.1
Less: preferred stock dividends	0.1	0.1
Less: net income attributable to non-controlling interest	2.0	1.3
Net income (loss) attributable to Company common shareholders	$(46.5)	$22.7
Earnings (loss) per share
Earnings (loss) per common share-basic	$(0.94)	$0.46
Weighted average common shares-basic	49.7	49.7
Earnings (loss) per common share-assuming dilution	$(0.94)	$0.45
Weighted average common shares-assuming dilution	49.7	51.1
Comprehensive income (loss):
Net income (loss)	$(44.4)	$24.1
Currency translation gain (loss)	(3.7)	42.3
Defined benefit plan adjustments, net of an immaterial tax effect in 2013 and 2012	2.7	—
Change in fair value of derivatives, net of tax of $0.4 million in 2013 and $3.4 million in 2012	(0.5)	6.0
Comprehensive income (loss), net of tax	(45.9)	72.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	2.7	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(48.6)	$68.0
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 29, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$499.8	$638.2
Receivables, net of allowances of $36.6 million at March 29, 2013 and $34.3 million at December 31, 2012	1,219.8	1,189.7
Inventories, net	1,350.7	1,251.6
Deferred income taxes	39.5	39.1
Prepaid expenses and other	113.3	116.0
Total current assets	3,223.1	3,234.6
Property, plant and equipment, net	1,167.8	1,199.8
Deferred income taxes	15.9	12.8
Goodwill	193.9	184.4
Intangible assets, net	201.9	203.1
Unconsolidated affiliated companies	19.1	19.2
Other non-current assets	65.4	66.0
Total assets	$4,887.1	$4,919.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$968.3	$1,003.0
Accrued liabilities	432.9	463.4
Current portion of long-term debt	611.3	511.2
Total current liabilities	2,012.5	1,977.6
Long-term debt	936.7	938.9
Deferred income taxes	215.3	221.5
Other liabilities	279.3	292.6
Total liabilities	3,443.8	3,430.6
Commitments and contingencies
Redeemable non-controlling interest	18.0	18.6
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
March 29, 2013 – 76,002 shares outstanding
December 31, 2012 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
March 29, 2013 – 49,751,373 (net of 8,680,253 treasury shares)
December 31, 2012 – 49,693,532 (net of 8,738,094 treasury shares)	0.6	0.6
Additional paid-in capital	677.0	676.7
Treasury stock	(136.4)	(137.0)
Retained earnings	870.0	916.5
Accumulated other comprehensive income (loss)	(109.5)	(107.3)
Total Company shareholders’ equity	1,305.5	1,353.3
Non-controlling interest	119.8	117.4
Total equity	1,425.3	1,470.7
Total liabilities and equity	$4,887.1	$4,919.9
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 29, 2013	March 30, 2012
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$(44.4)	$24.1
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	33.0	26.8
Amortization of restricted stock awards	0.3	0.8
Foreign currency exchange (gain) loss	41.8	0.8
Deferred income taxes	(3.6)	9.5
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.1)
Convertible debt instruments noncash interest charges	5.7	5.4
(Gain) loss on disposal of property	0.3	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(55.4)	(82.0)
(Increase) decrease in inventories	(109.7)	(13.2)
(Increase) decrease in other assets	(2.8)	(0.2)
Increase (decrease) in accounts payable, accrued and other liabilities	(44.4)	(6.5)
Net cash flows of operating activities	(179.3)	(34.6)
Cash flows of investing activities:
Capital expenditures	(27.4)	(35.9)
Proceeds from properties sold	0.1	4.2
Other	0.2	—
Net cash flows of investing activities	(27.1)	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.1
Proceeds from other debt	299.0	450.0
Repayments of other debt	(204.5)	(398.3)
Dividends paid to non-controlling interest	(0.3)	(0.6)
Proceeds from exercise of stock options	0.5	0.1
Net cash flows of financing activities	94.7	51.2
Effect of exchange rate changes on cash and cash equivalents	(26.7)	8.1
Increase (decrease) in cash and cash equivalents	(138.4)	(7.0)
Cash and cash equivalents – beginning of period	638.2	434.1
Cash and cash equivalents – end of period	$499.8	$427.1
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$13.7	$6.5
Interest paid	$8.9	$14.8
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$12.8	$28.0
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 29, 2013 are not necessarily indicative of results that may be expected for the full year. The December 31, 2012 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Annual 2012 Form 10-K. In the three months ended March 29, 2013, there have been no significant changes to these policies. In the three months ended March 29, 2013, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 and 2012:
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The Company provided the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company does not expect this guidance to have any impact on its Condensed Consolidated Financial Statements.

3.	Acquisitions and Divestitures
Alcan Cable North America
On September 4, 2012, the Company completed the acquisition of the North American business of Alcan Cable North America for $151.0 million, subject to additional customary adjustments of $20.3 million as anticipated in the purchase agreement, primarily related to estimated working capital levels at closing. The Company paid $171.3 million in cash to the sellers at closing in consideration for the North American business and expensed $3.3 million in fees and expenses related to the acquisition, reported within selling, general and administrative expenses ("SG&A").

Alcan Cable North America employs over 750 employees in North America and is a leading supplier of aluminum strip products and a leading supplier of both electrical and mechanical rod alloys around the globe. The acquisition is expected to create synergies, expand the range of product offerings, increase production capacity and complement the Company's current investments. In 2011, the last full year before the acquisition, Alcan Cable North America reported net sales of approximately $610 million. Alcan Cable North America's sales and financial results are consolidated in the North America operating segment.

The following table represents a purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

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

The amount of net sales and operating income included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $144.2 million and $15.9 million, respectively, for the three months ended March 29, 2013.
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
Procables employs over 500 employees, through its two manufacturing facilities in Bogota and Barranquilla in ROW, and offers a broad range of wire and cable products, including low and medium voltage power cables, building wire, industrial, communications, and bare aluminum conductors as well as operating copper and aluminum rod mills. The acquisition of Procables is expected to enhance the Company's presence in the Andean Region, create synergies, increase production capacity and complement the Company's current investments in ROW. In 2011, the last full year before the acquisition, Procables reported revenues of $120 million. Procables' sales and financial results are consolidated in the ROW operating segment.

The following table represents a purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

October 1, 2012
Cash	$28.8
Accounts receivable (1)	28.2
Inventories	19.3
Property, plant and equipment	27.0
Intangible assets	10.6
Goodwill	3.7
Other current and noncurrent assets	4.4
Total assets	$122.0
Current liabilities	$67.8
Other liabilities	8.5
Total liabilities	$76.3
Redeemable non-controlling interest	$18.3
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
The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Procables was $29.6 million for the three months ended March 29, 2013. The amount of net operating income (loss) included in the Company's actual consolidated results of operations from the acquisition of Procables was immaterial for the three months ended March 29, 2013.
Prestolite Wire, LLC ("Prestolite")
On November 2, 2012, the Company acquired "Prestolite" for $59.5 million. The operations include two manufacturing locations in Paragould, Arkansas and Nogales, Mexico. The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A.
Through its manufacturing facilities in the United States and Mexico the business offers a broad range of wire and cable and wire harness products serving predominately transportation OEMs, tier 1 wire harness manufacturers and distribution customers. Prestolite employs over 700 employees. In 2011, the last full year before the acquisition, Prestolite reported revenues of $170 million. Prestolite's sales and financial results are be consolidated in the North American operating segment.

The following table represents a purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

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
The amount of net sales and operating income included in the Company's actual consolidated results of operations from the acquisition of Prestolite were $54.3 million and $2.0 million, respectively, for the three months ended March 29, 2013.
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
Alcan Cable China employs over 300 employees in China and is expected to create synergies, expand the range of product offerings, increase production capacity and complement the Company's current investment in China. In 2011, the last full year before the acquisition, Alcan Cable China reported net sales of approximately $65 million. Alcan Cable China's sales and financial results are consolidated in the ROW operating segment.
The following table represents a purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

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
The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable China was $16.4 million for the three months ended March 29, 2013. The amount of net operating income (loss) included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable China was immaterial for the three months ended March 29, 2013.

The following table presents selected financial information, in millions, except per share data, from the actual condensed consolidated results of operations for the Company for the three months ended March 30, 2012 and presents selected financial information from unaudited pro forma condensed consolidated results of operations for the Company for the three months ended March 30, 2012, respectively, as though the aforementioned acquisitions had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2012. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Three Fiscal Months Ended
	March 30, 2012	March 30, 2012
	(as reported)	(pro forma)
Net sales	$1,432.5	$1,677.0
Net income (loss) attributable to Company common shareholders	$22.7	$32.7
Earnings (loss) per common share - assuming dilution	$0.45	$0.64
The unaudited pro forma results are based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and are not necessarily indicative of either future results of operations of results that might have been achieved had the acquisitions been completed on January 1, 2012. The unaudited pro forma financial information does not reflect any (i) integration costs that may be incurred as a result of the acquisition; (ii) synergies, operating efficiencies and costs savings that may result from the acquisition; or (iii) changes in commodities prices subsequent to the dates of such unaudited pro forma financial information. In addition, the unaudited pro forma financial information does not include any transition costs, restructuring costs or recognition of compensation expenses or other one-time charges that may be incurred in connection with integrating the operations of the Company and the acquired companies.

The Company completed an acquisition in Brazil in the second quarter of 2012. The results of operations of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes.

4.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended March 29, 2013 and March 30, 2012, the Company recorded other expense of $52.7 million and other income of $6.8 million, respectively. For the three months ended March 29, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $10.1 million related to loses on derivative instruments that were not designated as cash flow hedges and other expense of $1.7 million related to foreign currency transaction losses. For the three months ended March 30, 2012, other income was primarily the result $5.5 million related to gains on derivative instruments which were not designated as cash flow hedges and other income of $2.1 million related to foreign currency transactions.
On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $40.9 million in the three months ended March 29, 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. See Item 2 - Management's Discussion &Analysis - Venezuelan Operations for additional detail.

5.	Inventories
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	March 29, 2013	December 31, 2012
Raw materials	$360.8	$332.0
Work in process	237.6	211.8
Finished goods	752.3	707.8
Total	$1,350.7	$1,251.6

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	March 29, 2013	December 31, 2012
Land	$127.2	$128.0
Buildings and leasehold improvements	369.8	375.3
Machinery, equipment and office furnishings	1,252.7	1,257.6
Construction in progress	77.1	78.6
Total gross book value	1,826.8	1,839.5
Less accumulated depreciation	(659.0)	(639.7)
Total net book value	$1,167.8	$1,199.8
Depreciation expense for the three fiscal months ended March 29, 2013 was $29.5 million. Depreciation expense for the three fiscal months ended March 30, 2012 was $23.8 million.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No impairment charges occurred during the three fiscal months ended March 29, 2013 and March 30, 2012.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2012	$13.6	$2.2	$168.6	$184.4	$2.4	$0.5	$133.1	$136.0
Currency translation and other adjustments	5.9	—	3.6	9.5	—	—	1.8	1.8
Balance, March 29, 2013	$19.5	$2.2	$172.2	$193.9	$2.4	$0.5	$134.9	$137.8
The amounts of other intangible assets for customer relationships were as follows in millions of dollars:

	March 29, 2013	December 31, 2012
Amortized intangible assets:
Amortized intangible assets	$140.1	$140.1
Accumulated amortization	(76.7)	(73.3)
Foreign currency translation adjustment	0.7	0.3
Amortized intangible assets, net	$64.1	$67.1
Amortized intangible assets are stated at cost less accumulated amortization as of March 29, 2013 and December 31, 2012. Customer relationships have been determined to have a useful life in the range of 7 to 12 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first three fiscal months of 2013 and 2012 was $3.4 million and $2.7 million, respectively. The estimated amortization expense during the twelve month periods beginning March 29, 2013 through March 31, 2018 and thereafter, based on exchange rates as of March 29, 2013, is $12.7 million, $11.9 million, $11.0 million, $9.9 million, $6.6 million and $12.0 million thereafter.

8.	Accrued Liabilities
Included within accrued liabilities were accruals related to restructuring and warranty expenses as of March 29, 2013 and December 31, 2012.

Restructuring Accrual
The Company has incurred expenses as a result of cost reduction efforts in Europe in recent years. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In the three months ended March 29, 2013 and March 30, 2012, the Company incurred $3.1 million and $0.3 million in charges related to actions taken at various operations in Europe to permanently reduce manufacturing personnel as well as charges related to the closure of a North American manufacturing facility. The accrual balance related to these actions at March 29, 2013 was $2.0 million and was immaterial at December 31, 2012. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan, were immaterial.
Warranty Accrual
The warranty accrual balance at March 29, 2013 and December 31, 2012 was $12.1 million and $12.8 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Tables of Contents

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2012	$12.8
Net provisions for warranties issued	0.3
Net benefits for warranties existing at the beginning of the year	(0.1)
Payments related to the warranty accrual	(0.6)
Foreign currency translation	(0.3)
Balance, March 29, 2013	$12.1

Tables of Contents

9.	Long-Term Debt

(in millions)	March 29, 2013	December 31, 2012
North America
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(262.6)	(263.0)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(15.0)	(20.4)
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	—	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loans	8.4	14.6
Credit facilities	24.3	14.7
Uncommitted accounts receivable facilities	14.6	4.0
Other	20.3	11.7
Rest of World (“ROW”)
Credit facilities	239.5	170.0
Total debt	1,548.0	1,450.1
Less current maturities	611.3	511.2
Long-term debt	$936.7	$938.9
At March 29, 2013, maturities of long-term debt during the twelve month periods beginning March 29, 2013 through March 29, 2018 and thereafter are $611.3 million, $28.7 million, $128.1 million, $0.9 million and $1.3 million, respectively, and $777.7 million thereafter. As of March 29, 2013 and December 31, 2012, the Company was in compliance with all debt covenants as discussed below.

The fair value of the Company's long-term debt, as noted below, was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.
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

Tables of Contents

The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes (1)
(in millions)	March 29, 2013	December 31, 2012
Face Value	$600.0	$600.0
Fair Value (Level 2)	612.0	619.5
Interest Rate	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (2)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

(1)	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries.

(2)
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
The Company used a portion of the proceeds of the 5.75% Senior Notes to redeem all of its outstanding $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017. The Company intends to use the balance of the proceeds to (i) purchase or redeem its 0.875% Convertible Notes through a possible tender offer, purchases or payment at maturity, and for (ii) general corporate purposes, which may include repayment of borrowings under its Revolving Credit Facility. The Company capitalized $11.8 million in deferred financing costs in connection with the 5.75% Senior Notes.

Tables of Contents

Convertible Debt Instruments
The Company’s convertible debt instruments outstanding as of March 29, 2013 and December 31, 2012 are as follows:

	Subordinated Convertible Notes		0.875% Convertible Notes
(in millions)	March 29, 2013	December 31, 2012	March 29, 2013	December 31, 2012
Face value	$429.5	$429.5	$355.0	$355.0
Debt discount	(262.6)	(263.0)	(15.0)	(20.4)
Book value	166.9	166.5	340.0	334.6
Fair value (Level 1)	537.4	464.1	353.7	349.7
Maturity date	Nov 2029		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: May 15 & Nov 15
The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. For additional information on the convertible notes, see the Company’s 2012 Annual Report on Form 10-K.
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

Tables of Contents

The note hedges and warrants are separate and legally distinct instruments that bind the Company and the counterparties and have no binding effect on the holders of the 0.875% Convertible Notes. In addition, the note hedges and warrants were recorded as a charge and an increase, respectively, in additional paid-in capital in total equity as separate equity transactions. The 0.875% Convertible Notes contain restrictions including limitation on dividends.

Proceeds from the offering were used to pay down outstanding debt by $87.8 million, including accrued interest, under the Company’s Terminated Credit Facility, to pay $124.5 million for the cost of the note hedges, and to pay transaction costs of approximately $9.4 million directly related to the issuance that have been allocated to the liability and equity components in proportion to the allocation of proceeds. Additionally, the Company received $80.4 million in proceeds from the issuance of the warrants. At the conclusion of these transactions, the net effect of the receipt of the funds from the 0.875% Convertible Notes and the payments and proceeds mentioned above was an increase in cash of approximately $213.7 million, which was used by the Company for general corporate purposes including acquisitions.
Senior Floating Rate Notes
The Company's $325.0 million in aggregate principal amount of senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the Senior Floating Rate Notes") and $200.0 million of 7.125% Senior Notes due 2017, of which $200 million was repaid on October 12, 2012, (together, the "Notes") were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act on March 21, 2007. An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	Senior Floating Rate Notes (1)
(in millions)	March 29, 2013	December 31, 2012
Face value	$125.0	$125.0
Fair value (Level 1)	124.1	122.7
Interest rate	2.7%	2.7%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

	Beginning Date	Percentage
Call Option(2)	April 1, 2012	103.563%
	April 1, 2013	102.375%
	April 1, 2014	101.880%
	April 1, 2015	100.0%

(1)	Jointly and severally guaranteed by the Company's wholly-owned U.S. subsidiaries.

(2)	The Company may, at its option, redeem the Notes on or after the stated beginning dates at percentages noted above (plus accrued and unpaid interest.)

The Senior Floating Rate Notes' indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur or guarantee additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which permits the Company to declare and pay dividends or distributions on the Series A preferred stock provided there is no default on the Notes and certain financial conditions are met.

The Senior Floating Rate Notes may also be repurchased at the option of the holders in connection with a change of control (as defined in the indenture governing the Senior Floating Rate Notes) or in connection with certain asset sales.

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

Tables of Contents

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

The Revolving Credit Facility has a maturity date of July 21, 2017, and provides for a committed revolving credit line of up to $700 million, $630 million of which may be borrowed by the U.S. borrower under the Revolving Credit Facility and $70 million of which may be borrowed by the Canadian borrower under the Revolving Credit Facility. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if the Company's $355 million convertible notes due 2013 or the Company's $125 million Senior Floating Rate Notes due 2015 are not repaid or refinanced within 90 days of their maturity unless, if such notes are not repaid or refinanced, there is at least $100 million of availability and the fixed charge coverage ratio is not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also, in the third quarter the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $70 million or 10% of the then existing aggregate lender commitment under the facility. At March 29, 2013 and December 31, 2012, the Company was in compliance with all material covenants under the facility.

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

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	March 29, 2013	December 31, 2012
Outstanding borrowings	$—	$—
Total credit under facility	700.0	700.0
Undrawn availability	570.9	515.3
Interest rate	N/A	1.5%
Outstanding letters of credit	$18.3	$18.3
Original issuance	Jul 2011
Maturity date	Jul 2017
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enika Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

Tables of Contents

	Spanish Term Loans (1)
(in millions)	March 29, 2013	December 31, 2012
Outstanding borrowings	$8.4	$14.6
Fair value (Level 2)	8.5	14.8
Interest rate – weighted average (2)	2.5%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest Rate	Loan and Interest Payable	Interest Rate Swap (2)
Term Loan 1	€20.0	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug & Feb	4.20%
Term Loan 2	€10.0	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr & Oct	4.58%
Term Loan 3	€21.0	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept & Dec	4.48%
Term Loan 4	€15.0	Sep 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept & Dec Principal payments: Feb & Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
At March 29, 2013 and December 31, 2012, the Company was in compliance with all covenants under these facilities.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	March 29, 2013	December 31, 2012
Outstanding borrowings	$24.3	$14.7
Undrawn availability	48.0	82.5
Interest rate – weighted average	4.2%	6.4%
Maturity date	Various

Tables of Contents

Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted Accounts Receivable Facilities
(in millions)	March 29, 2013	December 31, 2012
Outstanding borrowings	$14.6	$4.0
Undrawn availability	30.9	42.8
Interest rate – weighted average	1.0	2.1%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company's European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. At March 29, 2013 and December 31, 2012, the Company was in compliance with all material covenants under these facilities.
ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	March 29, 2013	December 31, 2012
Outstanding borrowings	$239.5	$170.0
Undrawn availability	348.6	336.9
Interest rate – weighted average	3.9%	5.5%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all material covenants under these facilities as of March 29, 2013 and December 31, 2012.
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. The Company has also pledged as security 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries including the Canadian subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. The Company was in compliance with all material covenants under these facilities as of March 29, 2013 and December 31, 2012.

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

Tables of Contents

does not purchase or sell derivative instruments for trading purposes. The Company does not engage in trading activities involving derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.

The Company utilizes interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company does not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices, which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 29, 2013 and December 31, 2012 are shown below (in millions).

	March 29, 2013			December 31, 2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$9.0	$—	$0.1	$15.3	$—	$0.2
Commodity futures	15.1	—	1.9	22.8	0.2	1.1
Foreign currency exchange	—	—	—	60.7	0.4	0.6
		$—	$2.0		$0.6	$1.9
Derivatives not designated as cash flow hedges:
Commodity futures	$194.8	$0.7	$7.4	$206.0	$3.3	$4.9
Foreign currency exchange	277.6	2.2	6.1	253.7	3.2	3.3
		$2.9	$13.5		$6.5	$8.2

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of  March 29, 2013 and December 31, 2012 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheet.  As of  March 29, 2013 and December 31, 2012 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of March 29, 2013 and December 31, 2012 there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

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

Tables of Contents

	Three Fiscal Months Ended March 29, 2013
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$—	$—	Interest expense
Commodity futures	(1.3)	(0.3)	—	Cost of sales
Foreign currency exchange	—	—	—	Other income (expense)
	$(1.2)	$(0.3)	$—

	Three Fiscal Months Ended March 30, 2012
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.2	$—	$—	Interest expense
Commodity futures	8.4	0.7	(0.2)	Cost of sales
Foreign currency exchange	(0.1)	(0.6)	—	Other income (expense)
	$8.5	$0.1	$(0.2)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.
For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended March 29, 2013 and March 30, 2012, the Company recorded a loss of $10.1 million and a gain of $5.5 million, respectively, for derivative instruments not designated as cash flow hedges in other income and expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A pre-tax loss of $2.4 million is expected to be reclassified into earnings from other comprehensive income in the next twelve months.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At March 29, 2013 and December 31, 2012, the Company had $18.0 million and $37.7 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 29, 2013 and December 31, 2012, the fair value of these arrangements was $17.2 million and $38.0 million, respectively, and the Company had an unrealized loss of $0.8 million and an unrealized gain of $0.3 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of March 29, 2013 or December 31, 2012.

11.	Income Taxes
During the first quarter of 2013, the Company accrued approximately $1.1 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $1.1 million (including penalties and interest) in the first quarter of 2013 due primarily to the expiration of statute of limitations for certain tax exposures.

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

Tax years that are open for examination and assessment by the Internal Revenue Service ("IRS") are 2007 through 2012. The IRS is currently in the process of examining the Company's 2007 through 2010 consolidated income tax returns. With limited exceptions, tax years prior to 2008 are no longer open in major foreign, state, or local tax jurisdictions.

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

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.5	$1.7	$0.4	$0.8
Interest cost	1.8	1.4	1.9	1.5
Expected return on plan assets	(2.3)	(0.5)	(2.3)	(0.6)
Amortization of prior service cost	2.1	0.2	—	0.2
Amortization of net loss	—	0.4	2.1	0.3
Amortization of translation obligation	—	—	—	—
Settlement (gain) loss	—	—	—	—
Net pension expense	$2.1	$3.2	$2.1	$2.2
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $11.4 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.

Defined benefit pension plan cash contributions for the three fiscal months ended March 29, 2013 and March 30, 2012 were $2.4 million and $1.8 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.

Tables of Contents

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended
	March 29, 2013	March 30, 2012
Service cost	$—	$—
Interest cost	0.1	0.1
Net amortization and deferral	—	—
Net postretirement benefit expense	$0.1	$0.1
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $0.7 million in 2013, $0.7 million in 2014, $0.6 million in 2015, $0.6 million in 2016, $2.4 million in 2017 and thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended March 29, 2013 and March 30, 2012 was $3.3 million and $2.7 million, respectively.

13.	Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the three months ended March 29, 2013 and March 30, 2012 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2012	$1,470.7	$3.8	$0.6	$676.7	$(137.0)	$916.5	$(107.3)	$117.4
Comprehensive income (loss)	(45.9)	—	—	—	—	(46.4)	(2.2)	2.7
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	(1.0)			(1.0)
Dividends paid to non-controlling interest	(0.3)							(0.3)
Other – issuance pursuant to restricted stock, stock options and other	1.9			1.3	0.6
Balance, March 29, 2013	$1,425.3	$3.8	$0.6	$677.0	$(136.4)	$870.0	$(109.5)	$119.8

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,461.7	$3.8	$0.6	$666.7	$(136.5)	$912.8	$(99.0)	$113.3
Comprehensive income (loss)	72.4					22.8	45.2	4.4
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock based compensation	0.1			0.1
Dividends paid to non-controlling interest	(0.6)							(0.6)
Other – issuance pursuant to restricted stock, stock options and other	3.1			2.1	1.0			—
Balance, March 30, 2012	$1,536.6	$3.8	$0.6	$668.9	$(135.5)	$935.5	$(53.8)	$117.1

Tables of Contents

The components of accumulated other comprehensive income (loss) as of March 29, 2013 and December 31, 2012, respectively, consisted of the following (in millions):

	March 29, 2013		December 31, 2012
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(12.9)	$(16.2)	$(8.6)	$(16.8)
Change in fair value of pension benefit obligation, net of tax	(81.7)	(3.1)	(84.4)	(3.1)
Change in fair value of derivatives, net of tax	(22.5)	(0.3)	(21.9)	(0.4)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(109.5)	$(19.6)	$(107.3)	$(20.3)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2012 to March 29, 2013 including the effect of significant reclassifications out of accumulated other comprehensive income as required by ASC 2013-02 (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Change in fair value of derivatives	Deferred stock held in rabbi trust	Other	Total
Balance, December 31, 2012	$(8.6)	$(84.4)	$(21.9)	$7.3	$0.3	$(107.3)
Other comprehensive income before reclassifications	(4.3)	—	(0.8)	—	—	(5.1)
Amounts reclassified from accumulated other comprehensive income	—	2.7	0.2	—	—	2.9
Net current - period other comprehensive income	(4.3)	2.7	(0.6)	—	—	(2.2)
Balance, March 29, 2013	$(12.9)	$(81.7)	$(22.5)	$7.3	$0.3	$(109.5)
The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 29, 2013 (in millions, net of tax):

	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Change in fair value of derivatives:
Commodity contracts	$0.2	Cost of Sales
Total - Change in fair value of derivatives	0.2
Amortization of defined pension items
Prior service cost	2.3	SG&A
Net loss	0.4	SG&A
Total - Amortization of defined benefit pension items	2.7
Total	$2.9
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2012 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $43.9 million and $38.1 million as of March 29, 2013 and December 31, 2012, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at March 29, 2013 and December 31, 2012 was $19.4 million and $17.7 million, respectively, and is classified as “other non-current assets” in the

Tables of Contents

condensed consolidated balance sheets. Amounts payable to the plan participants at March 29, 2013 and December 31, 2012, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $21.8 million and $19.8 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

14.	Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the three fiscal months ended March 29, 2013 and March 30, 2012 (in millions).

	Three Fiscal Months Ended
	March 29, 2013	March 30, 2012
Non-qualified stock option expense	$1.1	$1.4
Non-vested stock awards expense	1.7	2.1
Total pre-tax share-based compensation expense	$2.8	$3.5
Excess tax benefit on share-based compensation (1)	$0.1	$0.1

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.
15.     Redeemable Non-controlling Interest
The Company acquired 60% of Procables on October 1, 2012 from the existing shareholders (the “Seller” or “Minority Shareholder”) who maintained control of the remaining 40% of the shares for $27.4 million. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Minority Shareholder, may exercise a Put Option to sell all of their shares, 40% of the shares, to the Company. The Company shall be irrevocably obligated to purchase the shares. In addition, the Company has a Call Option to purchase the additional 40% of the shares. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Company may exercise a Call Option right to purchase all of the Sellers' shares (the remaining 40%). The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per Share based on the Company's enterprise value equal to seven times the average of its EBITDA over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness of the Company for the most recent audited fiscal year. The Company determined that the put option is embedded within the non-controlling interest shares that are subject to the put option. The redemption feature requires classification of the Minority Shareholder's interest in the Consolidated Balance Sheet outside of equity under caption “Redeemable Non-controlling Interest”.
The redeemable non-controlling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At March 29, 2013, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable non-controlling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable non-controlling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net Income.
The following is a rollforward of the redeemable non-controlling interest:

Balance, December 31, 2012	$18.6
Net income (loss)	—
Foreign currency translation	(0.6)
Balance, March 29, 2013	$18.0

16.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $37.8 million and $33.3 million, respectively, for the three fiscal months ended March 29, 2013 and March 30, 2012.

17.	Earnings (Loss) Per Common Share
The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three fiscal months ended March 29, 2013 and March 30, 2012. Historically and for the three fiscal months ended March 29, 2013 and March 30, 2012, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share – basic to earnings (loss) per common share – assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
(in millions, except per share data)	March 29, 2013	March 30, 2012
Earnings (loss) per common share – basic:
Net income (loss) for basic EPS computation (1)	$(46.5)	$22.7
Weighted average shares outstanding for basic EPS computation (2)	49.7	49.7
Earnings (loss) per common share – basic (3)	$(0.94)	$0.46
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$(46.5)	$22.7
Add: preferred stock dividends, if applicable	—	0.1
Net income (loss) for diluted EPS computation (1)	$(46.5)	$22.8
Weighted average shares outstanding including nonvested shares	49.7	49.7
Dilutive effect of convertible notes	—	—
Dilutive effect of stock options and restricted stock units	—	1.0
Dilutive effect of assumed conversion of preferred stock	—	0.4
Weighted average shares outstanding for diluted EPS computation (2)	49.7	51.1
Earnings (loss) per common share – assuming dilution	$(0.94)	$0.45

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the 0.875% Convertible Notes and the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the 0.875% Convertible Notes and Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $50.36 and $36.75 conversion price of the 0.875% Convertible Notes and the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the 0.875% Convertible Notes and the Subordinated Convertible Notes.

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of March 29, 2013. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive.

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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of March 29, 2013. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the Subordinated Convertible Notes.

Share Price	Shares Underlying Subordinated Convertible Notes	Total Treasury Method Incremental Shares (1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

18.	Segment Information
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

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. Intersegment sales in North America were $4.3 million, in Europe and Mediterranean, intersegment sales were $4.1 million and in ROW, intersegment sales were $18.3 million for the three months ended March 29, 2013, respectively. In North America, intersegment sales were $7.3 million, Europe and Mediterranean, intersegment sales were $6.2 million and in ROW, intersegment sales were $8.8 million for the three months ended March 30, 2012, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 29, 2013 and March 30, 2012 is as follows:

Tables of Contents

	Three Fiscal Months Ended
(in millions)	March 29, 2013	March 30, 2012
Net Sales:
North America	$705.0	$541.2
Europe and Mediterranean	373.5	415.1
ROW	454.6	476.2
Total	$1,533.1	$1,432.5
Segment Operating Income:
North America	$37.7	$30.4
Europe and Mediterranean	(16.2)	4.5
ROW	10.5	15.8
Total	$32.0	$50.7

(in millions)	March 29, 2013	December 31, 2012
Total Assets:
North America	$1,513.3	$1,483.4
Europe and Mediterranean	1,288.2	1,329.7
ROW	2,085.6	2,106.8
Total	$4,887.1	$4,919.9

Tables of Contents

19.	Commitments and Contingencies
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act.

The Company's subsidiaries in the United States have been identified as potentially responsible parties with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all potentially responsible parties, in application, the potentially responsible parties typically allocate the investigation and cleanup costs based upon, among other things, the volume of waste contributed by each potentially responsible party.

Settlements can often be achieved through negotiations with the appropriate environmental agency or the other potentially responsible parties. Potentially responsible parties that contributed small amounts of waste (typically less than 1% of the waste) are often given the opportunity to settle as “de minimus” parties, resolving their liability for a particular site. The Company does not own or operate any of the waste sites with respect to which it has been named as a potentially responsible party by the government. Based on the Company's review and other factors, it believes that costs to the Company relating to environmental clean-up at these sites will not have a material adverse effect on its results of operations, cash flows or financial position.
At March 29, 2013 and December 31, 2012, the Company had an accrued liability of approximately $2.0 million and $1.9 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

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

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of March 29, 2013, the Company was a defendant in approximately 29,092 cases brought in Federal District Courts throughout the United States. In the first quarter ended March 29, 2013, 30 asbestos cases were brought against the Company. In the calendar year 2012, 113 asbestos cases were brought against the Company. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of March 29, 2013, 21,886 asbestos cases have been dismissed. In the first quarter ended March 29, 2013, 18 asbestos cases were dismissed. In calendar year 2012, 66 cases were dismissed. With regards to the approximately 29,092 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.

For cases outside the Multidistrict Litigation (“MDL”) as of March 29, 2013, Plaintiffs have asserted monetary damages in 306 cases. In 167 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $153 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 138 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $388.0 million in damages from as many as 110 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10.0 million. In addition, in relation to these 306 cases, there are claims of $219.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of March 29, 2013 and December 31, 2012, the Company had accrued, on a gross basis, approximately $5.1 million and $5.2 million respectively, and as of March 29, 2013 and December 31, 2012, had

Tables of Contents

recovered approximately $0.5 million and $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.6 million and $4.7 million, as of March 29, 2013 and December 31, 2012, respectively, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.
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

Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of March 29, 2013 and March 30, 2012, aggregate settlement costs were $8.7 million and $8.0 million, respectively. For the three months ended March 29, 2013 and March 30, 2012, settlement costs totaled $0.1 million and $0.1 million, respectively. As of March 29, 2013 and March 30, 2012, aggregate litigation costs were $21.7 million and $20.0 million, respectively. For the three months ended March 29, 2013 and March 30, 2012, litigation costs were $0.3 million and $0.3 million, respectively.

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

Tables of Contents

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

One of the Company's Brazilian subsidiaries is involved in an administrative proceeding with a state treasury office regarding whether tax incentives granted to the Company by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. The Company believes it correctly relied on the tax incentives granted and that it has substantial defenses to their disallowance by the Brazilian state claimant. The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial. In September 2012, the 1st Chamber of the Administrative  Court found that the Company was not liable for any incentive tax payments claimed by the state treasury office. This decision was appealed by the Brazilian state and the Administrative Court determined in April 2013 that the subsidiary is liable for a part of the contested amount. The Company subsidiary is seeking formal judicial review of this latest decision on the merits in the Civil Court and has obtained an injunction in April 2013 restraining collection of the tax pending the review process in the Civil Court in further proceedings.

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

The General Cable Executive Severance Benefit Plan (“Severance Plan”), effective January 1, 2008, applicable to the Company's executive officers includes a change in control provision such that the executives may receive payments or benefits in accordance with the Severance Plan to the extent that both a change of control and a triggering event, each as defined in the Severance Plan, occur. Unless there are circumstances of ineligibility, as defined, the Company must provide payments and benefits upon both a change in control and a triggering event.

The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 29, 2013, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning March 29, 2013 through March 2018 are $38.2 million, $36.1 million, $33.2 million, $26.0 million and $17.8 million, respectively, and $15.9 million thereafter.

Tables of Contents

As of March 29, 2013, the Company had $53.2 million in letters of credit, $290.0 million in various performance bonds and $218.0 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for excess availability under the Company’s various credit borrowings.

20.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended March 29, 2013, equity in earnings of affiliated companies was $0.2 million. For the three fiscal months ended March 30, 2012, equity in earnings of affiliated companies was immaterial. The net investment in unconsolidated affiliated companies was $19.1 million and $19.2 million as of March 29, 2013 and December 31, 2012, respectively. As of March 29, 2013, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

21.	Fair Value Disclosure
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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	March 29, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$2.9	$—	$2.9	$—	$7.1	$—	$7.1
Equity securities	19.4	—	—	19.4	17.7	—	—	17.7
Total assets	$19.4	$2.9	$—	$22.3	$17.7	$7.1	$—	$24.8
Liabilities:
Derivative liabilities	$—	$15.5	$—	$15.5	$—	$10.1	$—	$10.1
Total liabilities	$—	$15.5	$—	$15.5	$—	$10.1	$—	$10.1

At March 29, 2013, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis. There were also no transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed.

The fair value of the Company's long-term debt, as noted in Note 9 - Long-Term Debt,  was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.

22.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600 million of 5.75% Senior Notes due in 2022, the $355 million of 0.875% Convertible Notes due in 2013, and the $125 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. For the three months ended March 30, 2012 the Condensed Statements of Operations and Comprehensive Income (Loss) Information and Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 29, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$610.2	$922.9	$—	$1,533.1
Intercompany	13.8	42.2	103.4	(159.4)	—
	13.8	652.4	1,026.3	(159.4)	1,533.1
Cost of sales	—	574.4	949.3	(145.6)	1,378.1
Gross profit	13.8	78.0	77.0	(13.8)	155.0
Selling, general and administrative expenses	10.9	49.7	76.2	(13.8)	123.0
Operating income	2.9	28.3	0.8	—	32.0
Other income (expense)	—	(1.3)	(51.4)	—	(52.7)
Interest income (expense):
Interest expense	(20.9)	(26.9)	(11.3)	29.6	(29.5)
Interest income	25.9	3.5	1.7	(29.6)	1.5
	5.0	(23.4)	(9.6)	—	(28.0)
Income (loss) before income taxes	7.9	3.6	(60.2)	—	(48.7)
Income tax (provision) benefit	(3.0)	(2.0)	9.1	—	4.1
Equity in net income (loss) of subsidiaries	(51.3)	(52.9)	0.1	104.3	0.2
Net income (loss) including non-controlling interest	(46.4)	(51.3)	(51.0)	104.3	(44.4)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.0	—	2.0
Net income (loss) attributable to Company common shareholders	$(46.5)	$(51.3)	$(53.0)	$104.3	$(46.5)
Comprehensive income (loss):
Net income (loss)	$(46.4)	$(51.3)	$(51.0)	$104.3	$(44.4)
Currency translation gain (loss)	—	(9.3)	5.6	—	(3.7)
Defined benefit plan adjustments, net of an immaterial tax effect in 2013	—	2.4	0.3	—	2.7
Change in fair value of derivatives, net of tax of $0.4 million in 2013	—	(0.5)	—	—	(0.5)
Comprehensive income (loss), net of tax	(46.4)	(58.7)	(45.1)	104.3	(45.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	2.7	—	2.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(46.4)	$(58.7)	$(47.8)	$104.3	$(48.6)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$473.1	$959.4	$—	$1,432.5
Intercompany	7.3	28.4	48.6	(84.3)	—
	7.3	501.5	1,008.0	(84.3)	1,432.5
Cost of sales	—	439.2	925.8	(77.0)	1,288.0
Gross profit	7.3	62.3	82.2	(7.3)	144.5
Selling, general and administrative expenses	11.7	28.0	61.4	(7.3)	93.8
Operating income	(4.4)	34.3	20.8	—	50.7
Other income (expense)	—	(0.2)	7.0	—	6.8
Interest income (expense):
Interest expense	(15.8)	(23.1)	(11.9)	26.1	(24.7)
Interest income	22.0	3.9	1.9	(26.1)	1.7
	6.2	(19.2)	(10.0)	—	(23.0)
Income (loss) before income taxes	1.8	14.9	17.8	—	34.5
Income tax (provision) benefit	(0.8)	(7.2)	(2.4)	—	(10.4)
Equity in net income of subsidiaries	21.8	14.1	—	(35.9)	—
Net income including non-controlling interest	22.8	21.8	15.4	(35.9)	24.1
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income applicable to Company common shareholders	$22.7	$21.8	$14.1	$(35.9)	$22.7
Comprehensive income (loss):
Net income (loss)	$22.8	$21.8	$15.4	$(35.9)	$24.1
Currency translation gain (loss)	0.7	7.4	34.2	—	42.3
Defined benefit plan adjustments, net of an immaterial tax effect in 2012	—	—	—	—	—
Change in fair value of derivatives, net of tax of $3.4 million in 2012	—	2.5	3.5	—	6.0
Comprehensive income (loss), net of tax	23.5	31.7	53.1	(35.9)	72.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	4.4	—	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$23.5	$31.7	$48.7	$(35.9)	$68.0

Tables of Contents

Condensed Balance Sheets Information
March 29, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$57.3	$23.5	$419.0	$—	$499.8
Receivables, net of allowances	—	308.8	911.0	—	1,219.8
Inventories, net	—	484.7	866.0	—	1,350.7
Deferred income taxes	—	23.8	15.7	—	39.5
Prepaid expenses and other	2.2	20.8	90.3	—	113.3
Total current assets	59.5	861.6	2,302.0	—	3,223.1
Property, plant and equipment, net	0.4	233.3	934.1	—	1,167.8
Deferred income taxes	—	—	15.9	—	15.9
Intercompany accounts	1,612.8	476.1	30.5	(2,119.4)	—
Investment in subsidiaries	1,055.0	1,371.5	—	(2,426.5)	—
Goodwill	—	15.6	178.3	—	193.9
Intangible assets, net	—	17.1	184.8	—	201.9
Unconsolidated affiliated companies	—	7.4	11.7	—	19.1
Other non-current assets	14.9	27.4	23.1	—	65.4
Total assets	$2,742.6	$3,010.0	$3,680.4	$(4,545.9)	$4,887.1
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$138.0	$830.3	$—	$968.3
Accrued liabilities	33.5	96.8	302.6	—	432.9
Current portion of long-term debt	340.0	—	271.3	—	611.3
Total current liabilities	373.5	234.8	1,404.2	—	2,012.5
Long-term debt	900.9	—	35.8	—	936.7
Deferred income taxes	161.7	(26.1)	79.7	—	215.3
Intercompany accounts	—	1,642.2	477.2	(2,119.4)	—
Other liabilities	1.0	104.1	174.2	—	279.3
Total liabilities	1,437.1	1,955.0	2,171.1	(2,119.4)	3,443.8
Redeemable non-controlling interest	—	—	18.0	—	18.0
Total Company shareholders’ equity	1,305.5	1,055.0	1,371.5	(2,426.5)	1,305.5
Non-controlling interest	—	—	119.8	—	119.8
Total liabilities and equity	$2,742.6	$3,010.0	$3,680.4	$(4,545.9)	$4,887.1

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$528.7	$—	$638.2
Receivables, net of allowances	—	277.6	912.1	—	1,189.7
Inventories	—	460.0	791.6	—	1,251.6
Deferred income taxes	—	24.4	14.7	—	39.1
Prepaid expenses and other	2.3	20.9	92.8	—	116.0
Total current assets	67.6	827.1	2,339.9	—	3,234.6
Property, plant and equipment, net	0.4	238.2	961.2	—	1,199.8
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,108.5	1,390.4	—	(2,498.9)	—
Goodwill	—	15.0	169.4	—	184.4
Intangible assets, net	—	17.7	185.4	—	203.1
Unconsolidated affiliated companies	—	7.3	11.9	—	19.2
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	110.6	340.7	—	463.4
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	214.4	1,416.5	—	1,977.6
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	82.8	—	221.5
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.5	190.0	—	292.6
Total liabilities	1,405.2	1,904.6	2,218.7	(2,097.9)	3,430.6
Redeemable non-controlling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,353.3	1,108.5	1,390.4	(2,498.9)	1,353.3
Non-controlling interest	—	—	117.4	—	117.4
Total liabilities and equity	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 29, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$31.9	$(63.9)	$(147.3)	$—	$(179.3)
Cash flows of investing activities:		—
Capital expenditures	—	(8.0)	(19.4)	—	(27.4)
Proceeds from properties sold	—	0.1	—	—	0.1
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(4.5)	4.7	—	0.2
Net cash flows of investing activities	—	(12.4)	(14.7)	—	(27.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(40.4)	65.1	(24.7)	—	—
Proceeds from other debt	—	0.8	298.2	—	299.0
Repayments of other debt	—	(0.8)	(203.7)	—	(204.5)
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	(0.3)	—	(0.3)
Purchase of treasury shares	—				—
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Net cash flows of financing activities	(39.9)	65.1	69.5	—	94.7
Effect of exchange rate changes on cash and cash equivalents	—	(9.5)	(17.2)	—	(26.7)
Increase (decrease) in cash and cash equivalents	(8.0)	(20.7)	(109.7)	—	(138.4)
Cash and cash equivalents – beginning of period	65.3	44.2	528.7	—	638.2
Cash and cash equivalents – end of period	$57.3	$23.5	$419.0	$—	$499.8

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 30, 2012

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.9	$5.2	$(51.7)	$—	$(34.6)
Cash flows of investing activities:
Capital expenditures	—	(6.9)	(29.0)	—	(35.9)
Proceeds from properties sold	—	0.1	4.1	—	4.2
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(15.3)	15.3	—	—
Net cash flows of investing activities	—	(22.1)	(9.6)	—	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(12.7)	(38.4)	51.1	—	—
Proceeds from other debt	—	265.4	184.6	—	450.0
Repayments of other debt	—	(214.0)	(184.3)	—	(398.3)
Dividends paid to non-controlling interests	—	—	(0.6)	—	(0.6)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(12.6)	13.0	50.8	—	51.2
Effect of exchange rate changes on cash and cash equivalents	0.7	9.7	(2.3)	—	8.1
Increase (decrease) in cash and cash equivalents	—	5.8	(12.8)	—	(7.0)
Cash and cash equivalents - beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents - end of period	$0.1	$14.3	$412.7	$—	$427.1
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended March 29, 2013 and the twelve months ended December 31, 2012:

(in millions)	March 29, 2013	December 31, 2012
Beginning Balance	$1,566.7	$1,210.4
Non-cash transactions
Deferred tax	1.8	5.9
Equity based awards	1.1	11.7
Foreign currency and other	2.8	(3.4)
Cash transactions	40.4	342.1
Ending Balance	$1,612.8	$1,566.7
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the three fiscal months ended March 29, 2013 or March 30, 2012.
Parent Company Long-Term Debt
At March 29, 2013 and December 31, 2012, the Parent Company was party to the following long-term financing arrangements:

(in millions)	March 29, 2013	December 31, 2012
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(262.6)	(263.0)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(15.0)	(20.4)
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	1,240.9	1,235.1
Less current maturities	340.0	334.6
Parent Company Long-term debt	$900.9	$900.5

(in millions)	Q1 2014	Q1 2015	Q1 2016	Q1 2017	Q1 2018
Debt maturities twelve month period ending	$340.0	$—	$125.0	$—	$—
For long-term debt related to the Parent Company, refer to Footnote 9 "Long-Term Debt" of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 19 "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial position, changes in financial condition and results of operations. MD&A is provided as a supplement to the Company’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements (“Notes”) and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes.

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2012 Annual Report on Form 10-K as filed with the SEC on March 1, 2013.
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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years the Company and the industry has experienced stabilizing demand with pockets of relative demand strength starting in 2012 into 2013; however, the global demand remains at historically low levels in many markets. The following are significant trends and events that occurred in the three months ended March 29, 2013 that affected the Company's operating results:

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three months ended March 29, 2013, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $8 million respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

The Company continues to actively identify key trends in the industry to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. In 2012 the Company acquired the North American and Chinese business of Alcan Cable, Prestolite Wire, LLC and 60% of Productora de Cables Procables S.A.S. See Note 3 to the Condensed Consolidated Financial Statements - "Acquisitions and Divestitures" for further detail. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition. No material acquisitions or divestitures were made in the three months ended March 29, 2013.

In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Currency volatility and continued political uncertainty in certain markets;

•	Competitive price pressures in certain markets,

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	Continued low levels of demand for a broad spectrum of products in Europe;

•	New communications networks are an enabling technology, resulting in access to knowledge; a great equalizer;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Countries are seeking greater energy independence for political and economic reasons; and

•	Emerging economies are quickly achieving wealth and large middle classes, increasing personal consumption and energy usage.

The Company's overall financial results discussed in this section reflect the trends described in the Company's 2012 Annual Report on Form 10-K.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
Net sales	$1,533.1	100.0%	$1,432.5	100.0%
Cost of sales	1,378.1	89.9%	1,288.0	89.9%
Gross profit	155.0	10.1%	144.5	10.1%
Selling, general and administrative expenses	123.0	8.0%	93.8	6.5%
Operating income	32.0	2.1%	50.7	3.5%
Other income (expense)	(52.7)	(3.4)%	6.8	0.5%
Interest expense, net	(28.0)	(1.8)%	(23.0)	(1.6)%
Income (loss) before income taxes	(48.7)	(3.2)%	34.5	2.4%
Income tax (provision) benefit	4.1	0.3%	(10.4)	(0.7)%
Equity in earnings of affiliated companies	0.2	—%	—	—%
Net income (loss) including non-controlling interest	(44.4)	(2.9)%	24.1	1.7%
Less: preferred stock dividends	0.1	—%	0.1	—%
Less: net income attributable to non-controlling interest	2.0	0.1%	1.3	0.1%
Net income (loss) attributable to Company common shareholders	$(46.5)	(3.0)%	$22.7	1.6%
Three Fiscal Months Ended March 29, 2013 Compared with Three Fiscal Months Ended March 30, 2012
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the first quarter of 2012 have been adjusted to reflect the first quarter of 2013 copper average price of $3.60 per pound (a $0.18 decrease compared to the same period in 2012) and the aluminum average price of $1.02 (a $0.05 decrease compared to the same period in 2012). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.
See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
North America	$705.0	46%	$541.2	38%
Europe and Mediterranean	373.5	24%	415.1	29%
ROW	454.6	30%	476.2	33%
Total net sales	$1,533.1	100%	$1,432.5	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
North America	$705.0	46%	$530.3	38%
Europe and Mediterranean	373.5	24%	405.3	29%
ROW	454.6	30%	462.3	33%
Total metal-adjusted net sales	$1,533.1	100%	$1,397.9	100%
Metal adjustment	—		34.6
Total net sales	$1,533.1		$1,432.5

	Metal Pounds Sold Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Pounds	%	Pounds	%
North America	152.6	48%	84.6	33%
Europe and Mediterranean	69.7	23%	73.1	28%
ROW	88.8	29%	101.9	39%
Total metal pounds sold	311.1	100%	259.6	100%
Net sales increased $100.6 million to $1,533.1 million in the first quarter of 2013 from $1,432.5 million in the first quarter of 2012. After adjusting first quarter 2012 net sales to reflect the $0.18 decrease in the average monthly copper price per pound and the $0.05 decrease in the average aluminum price per pound, net sales of $1,533.1 million reflects an increase of $135.2 million, or 10%, from the metal adjusted net sales of $1,397.9 million in 2012. Volume, as measured by metal pounds sold, increased 51.5 million pounds, or 20%, to 311.1 million pounds in the first quarter of 2013 as compared to 259.6 million pounds in the first quarter of 2012. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to net sales of $236.4 million attributable to acquisitions completed in the second half of 2012 partially offset by decreased volume of $73.2 million, unfavorable selling price and product mix of approximately $6.8 million and unfavorable foreign currency exchange rate changes of $21.2 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $174.7 million, or 33%. The increase in sales on a metal adjusted basis is due to net sales of $193.6 million attributable to acquisitions completed in the second half of 2012 partially offset by decreased volume of $8.1 million, unfavorable selling price and product mix of approximately $10.6 million and unfavorable foreign currency exchange rate changes of $0.2 million on the translation of reported revenues, principally related to the Canadian dollar. Excluding the impact of the acquisitions in the second half of 2012, volume, as measured by metal pounds sold, decreased 3.2 million pounds or 4%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease in demand reflects the relatively strong demand for utility cables experienced in the first quarter of 2012, which benefited from a relatively mild winter and wind farm applications.

Metal-adjusted net sales in the Europe and Mediterranean decreased $31.8 million, or 8%. The decrease in sales on a metal adjusted basis is due to unfavorable selling price and product mix of approximately $24.5 million and decreased volume of $8.6 million partially offset by favorable foreign currency exchange rate changes of $1.3 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 3.4 million pounds, or 5%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products as well as decreased project activities at the Company's German submarine power cable manufacturing facility.

Metal-adjusted net sales in the ROW segment decreased $7.7 million or 2%. The decrease in sales on a metal adjusted basis is due to decreased volume of $56.6 million and unfavorable foreign currency exchange rate changes of $22.3 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar partially offset by net sales of $42.8 million attributable to acquisitions in the fourth quarter of 2012 and favorable selling price and product mix of approximately $28.4 million. Excluding the impact of the acquisitions in the fourth quarter of 2012, volume, as measured by metal pounds sold, decreased by 22.4 million pounds, or 22%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease in the demand is primarily attributable to the completion of shipments for Brazilian aerial transmission projects in the second half of 2012 as well as lower demand in Venezuela which was negatively affected in the first quarter of 2013 by political and economic uncertainties.
Cost of Sales
Cost of sales increased $90.1 million to $1,378.1 million in the first quarter of 2013 from $1,228.0 million in the first quarter of 2012. The increase in the cost of sales is consistent with the increase in sales in the first quarter of 2013 as compared to the first quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $10.5 million, or 7%, in the first quarter of 2013 from the first quarter of 2012. Gross profit as a percentage of sales was 10% in the first quarter of 2013 and the first quarter of 2012. The gross profit increase is consistent with the increase in sales in the first quarter of 2013 as compared to the first quarter of 2012.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased $29.2 million, or 31% in the first quarter of 2013 as compared to the first quarter of 2012. SG&A as a percentage of metal-adjusted net sales was approximately 8%for the first quarter of 2013 and 7% in the first quarter of 2012. The increase in the SG&A is primarily attributable to $18.7 million of SG&A in the first quarter of 2013 as a result of the impact of the acquisitions in the second half of 2012 as well as $5.2 million of costs related to the financial restatement.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
North America	$37.7	118%	$30.4	60%
Europe and Mediterranean	(16.2)	(52)%	4.5	9%
ROW	10.5	34%	15.8	31%
Total operating income (loss)	$32.0	100%	$50.7	100%
The increase in operating income for the North America segment of $7.3 million was primarily attributable to $17.9 million of operating income in the first quarter of 2013 as a result of the impact of the acquisitions in the second half of 2012. Excluding the impact of the acquisitions the operating income decreased $10.6 million primarily attributable to $5.2 million of costs related to the financial restatement and other restructuring costs of $2.6 million related to the the closure of a North America operating facility.

The decrease in operating income for the Europe and Mediterranean segment of $20.7 million was primarily attributable to the continued weak economic conditions in Spain, influencing demand and the pricing environment across a broad spectrum of products in the three months ended March 29, 2013 as compared to the three months ended March 30, 2012 as well as increased costs at the Company's German submarine power cable manufacturing facility.

The decrease in operating income for the ROW segment of $5.3 million was primarily attributable to decreased demand in Brazil in the first quarter of 2013 as compared to the first quarter of 2012 as noted above as well as a decrease in operating income in Venezuela which was negatively affected by the impact of the currency devaluation and extended statutory leave requirements experienced in the first quarter of 2013.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended March 29, 2013 and March 30, 2012, the Company recorded other expense of $52.7 million and other income of $6.8 million, respectively. For the three months ended March 29, 2013, other expense was primarily attributable to

$40.9 million Venezuela currency devaluation, $10.1 million related to losses on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges and other expense of $1.7 million related to foreign currency transaction losses. For the three months ended March 30, 2012, other income was primarily the result $5.5 million related to gains on derivative instruments which were not designated as cash flow hedges and other income of $2.1 million related to foreign currency transactions.
Interest Expense
Net interest expense increased to $28.0 million in the first quarter of 2013 from $23.0 million in the first quarter of 2012 primarily attributable to the incremental interest related to the $600.0 million 5.75% Senior Notes issued on September 25, 2012 net of the $200.0 million of 7.125% Senior Notes due 2017 which were repaid on October 12, 2012.
Tax Provision
The Company’s effective tax rate for the first quarters of 2013 and 2012 was 8.4% and 30.1% respectively. The relatively low effective tax rate benefit on the Company's loss for the first quarter of 2013 is primarily due to no tax benefit being available for the Venezuelan currency devaluation. The tax rate for the first quarter of 2012 included tax benefits recognized due to statute of limitations expirations for certain income tax exposures.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the first quarter of 2013 and 2012.
Liquidity and Capital Resources
The Company maintains a strong financial position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings from our various credit facilities provide the primary source for financing operating expenses and other short-term liquidity needs. As necessary, the Company funds working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. The overall financial position of the Company reflects the business results and a global liquidity management strategy that incorporates cash needs, economic factors, volatile working capital needs and tax considerations.

General Cable Corporation is a holding company with no operations of its own. All of the Company's operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company's cash flow comes from the cash flows of its global operations. The Company's ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company's ability to repatriate such earnings tax efficiently. As of March 29, 2013, approximately 83% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries compared with 76% as of December 31, 2012. If these funds are needed for the Company's operations in the U.S., the Company may be required to accrue and pay U.S. taxes and foreign withholding taxes to repatriate these funds. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short-term liquidity needs of our U.S. operations.

Approximately 21% and 22% of the consolidated cash balance as of March 29, 2013 and December 31, 2012, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $7.2 million and $14.4 million during the three months ended March 29, 2013 and March 30, 2012, respectively. Venezuela has foreign exchange and price controls which have historically limited the Company's ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.
Summary of Cash Flows
Operating cash outflow of $179.3 million for the three months ended March 29, 2013 reflects a net working capital use of $212.3 million as compared to $101.9 million in the three months ended March 30, 2012. The net working capital use is primarily due to an increase in inventory of $109.7 million due to seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases as well as higher copper inventories in the ROW region as Venezuela received the approval to import copper in the first quarter of 2013. In addition, inventory turns decreased year over year from 4.4 to 4.2 times per year. Overall, the use of working capital was partially offset by the generation of cash inflows of $33.0 million related to net income adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange gains (losses), deferred income taxes, excess tax benefits from stock-based compensation, convertible debt instruments noncash interest charges and losses on disposal of property.

Cash flow used by investing activities was $27.1 million in the three fiscal months ended March 29, 2013, primarily reflecting $27.4 million of capital expenditures. The Company anticipates capital spending to be approximately $80 million to $100 million in 2013.

Financing activities generated $94.7 million of cash inflows in the three fiscal months ended March 29, 2013. The increase in cash flow of financing activities is due to an increase in debt in the Company's ROW region to fund the seasonal working capital investment. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,548.0 million as of March 29, 2013 and the Company maintained approximately $1,016.4 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt and is a well-known seasoned issuer; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of March 29, 2013 and December 31, 2012, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2012 were underfunded by $163.7 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended March 29, 2013 was $5.3 million and cash contributions were approximately $2.4 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At March 29, 2013, maturities of long-term debt during the twelve month periods beginning March 29, 2013 through March 29, 2018 and thereafter are $611.3 million, $28.7 million, $128.1 million, $0.9 million and $1.3 million, respectively, and $777.7 million thereafter.
Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 29, 2013, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning March 29, 2013 through March 31, 2018 and thereafter are $38.2 million, $36.1 million, $33.2 million, $26.0 million and $17.8 million, respectively, and $15.9 million thereafter.

As of March 29, 2013, the Company had $53.2 million in letters of credit, $290.0 million in various performance bonds and $218.0 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $0.6 million for the three months ended March 29, 2013 and March 30, 2012. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $2.0 million at March 29, 2013, and $1.9 million at December 31, 2012, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (7) the impact of technology; (8) our ability to maintain relationships with our distributors and retailers; (9) the changes in tax rates and exposure to new tax laws; (10) our ability to adapt to current and changing industry standards; (11) our ability to execute large customer contracts; (12) our ability to maintain relationships with key suppliers; (13) the impact of fluctuations in foreign currency rates; (14) compliance with foreign and U.S. laws and regulations; (15) our ability to negotiate extensions of labor agreements; (16) our ability to continue our uncommitted accounts payable confirming arrangements; (17) our exposure to counterparty risk in our hedging arrangements; (18) changes in financial impact on any future plant closures; (19) our ability to achieve target returns on investments in our defined benefit plans; (20) possible future environmental liabilities and asbestos litigation; (21) our ability to properly defend current pending antitrust and competition law; (22) our ability to attract and retain key employees; (23) our ability to make payments on our indebtedness; (24) our ability to comply with covenants in our existing or future financing agreements; (25) lowering of one or more of our debt ratings; (26) our ability to maintain adequate liquidity; (27) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (28) the trading price of our common stock; (29) and other material factors. See Item 1A "Risk Factors" in the Company's 2012 Annual Report on Form 10-K, for a more detailed discussion on some of these risks.

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

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2012 Annual Report on Form 10-K. In the three months ended March 29, 2013, there have been no significant changes to these policies. In the three months ended March 29, 2013, there have been no recent accounting pronouncements that are expected to have a significant effect on the Condensed Consolidated Financial Statements.
Venezuelan Operations
On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $40.9 million in the three months ended March 29, 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar.
At March 29, 2013 and December 31, 2012, the Company’s total assets in Venezuela were $320.2 million and $348.2 million and total liabilities were $116.7 million and $108.2 million, respectively. At March 29, 2013 and December 31, 2012, total assets included BsF denominated monetary assets of $151.0 million and $202.2 million, which consisted primarily of $104.0 million and $142.1 million of cash, and $45.3 million and $56.9 million of accounts receivable, respectively. At March 29, 2013 and December 31, 2012, total liabilities included BsF denominated monetary liabilities of $52.9 million and $73.2 million, which consisted primarily of accounts payable and other current and non current accruals, respectively. All monetary assets and liabilities were remeasured at 6.30 BsF per U.S. dollar at March 29, 2013 and at 4.30 BsF per U.S. dollar at December 31, 2012, the rate the Company expects to remit dividends.

The Company's sales in Venezuela were 3% and 4% of consolidated net sales for the three fiscal months ended March 29, 2013 and March 30, 2012, respectively. Operating income in Venezuela was 18% of consolidated operating income for the three fiscal months ended March 29, 2013 and March 30, 2012. For the the three fiscal months ended March 29, 2013 all of Venezuela's sales were BsF denominated. For the three fiscal months ended March 29, 2013 Venezuela''s cost of sales were approximately 41% BsF denominated and approximately 59% U.S. dollar denominated. For the three fiscal months ended March 30, 2012, Venezuela's sales and cost of sales were approximately 97% and 35% BsF denominated and approximately 3% and 65% U.S. dollar denominated, respectively.

During the three fiscal months ended March 29, 2013, the Company settled $7.1 million U.S. dollar denominated intercompany payables and accounts payable in Venezuela. During the three fiscal months ended March 30, 2012 the Company settled $20 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three fiscal months ended March 29, 2013, settlements were made at the official exchange rate of 6.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. At March 29, 2013, $63.8 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending, which the Company expects will be settled at the 6.30 BsF per U.S. dollar rate. Approximately $14.3 million of the requested settlements are current, $0.2 million have been pending over 30 days and $49.3 million have been pending over 90 days. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt and operational requirements.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. The Company has historically taken steps to address operational challenges including obtaining approval of copper imports at the official rates, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of March 29, 2013 and December 31, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.

The notional amounts and fair values of these designated cash flow financial instruments at March 29, 2013 and December 31, 2012 are shown below (in millions).

	March 29, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$9.0	$(0.1)	$15.3	$(0.2)
Commodity futures	15.1	(1.9)	22.8	(0.9)
Foreign currency forward exchanges	—	—	60.7	(0.2)
		$(2.0)		$(1.3)
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
As disclosed in more detail in the Company's Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), management previously identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory at two facilities located in Brazil within the Company's Rest of World (“ROW”) segment, and (ii) the ROW segment management oversight; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory and the detection and internal reporting of accounting issues, collectively constituted a material weakness in inventory controls at Brazil and a material weakness in the controls related to ROW executive management. These material weaknesses were not yet remediated as of March 29, 2013. Notwithstanding the material weaknesses, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

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

For additional information regarding the material weaknesses identified by management, see Item 9A, “Controls and Procedures” in the Company's Annual Form 10-K for the year ended December 31, 2012.
Changes in Internal Control over Financial Reporting
As a result of management's identification of the ongoing material weaknesses described above, the Company developed a number of actions and is in the process of implementing changes in its internal control over financial reporting. Actions and changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 are described in detail in Item 9A, “Controls and Procedures” in the Company's Annual Form 10-K for the year ended December 31, 2012.  There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 29, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2012 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The employees of the Company have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. During the three months ended March 29, 2013, there were 27,141 shares surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company's equity compensation plans, and the average price paid per share was $32.87.

ITEM 5. OTHER INFORMATION
The Company has retrospectively applied ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The following information has been disclosed:
As of  December 31, 2012, 2011 and 2010 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheet.  As of  December 31, 2012, 2011 and 2010 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2012, 2011 and 2010 there were no contracts held by the Company that required collateral to secure the Company's derivative positions.
ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010)

3.2
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010).

10.1
General Cable Corporation 2008 Annual Incentive Plan, amended and restated as of January 1, 2013 (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on March 28, 2013)

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

General Cable Corporation

Signed:	May 7, 2013	By:	/s/ BRIAN J. ROBINSON
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

Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010)

3.2
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010).

10.1
General Cable Corporation 2008 Annual Incentive Plan, amended and restated as of January 1, 2013 (incorporated by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on March 28, 2013)

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