Form 10-K/A
period 2011-12-31
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

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
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
Restatement No. 1
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the years ended December 31, 2011, 2010 and 2009 and overstated inventory balances as of December 31, 2011 and 2010. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated for these errors in its previously issued consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 and quarterly operating results (unaudited) in Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued consolidated financial statements and quarterly operating results (unaudited) is referred to as “Restatement No. 1”.
Restatement No. 2
In remediating the material weaknesses associated with Restatement No. 1, subsequent to the First Amended Filing, the Company undertook an evaluation to re-examine its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects. "Bill and hold" sales generally are sales meeting specified criteria under U.S. generally accepted accounting principles ("GAAP") to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery. As a result of this evaluation, the Company identified instances where the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met.

Also, in remediating the material weaknesses associated with Restatement No. 1, subsequent to the First Amended Filing, the Company undertook an evaluation to determine whether certain recorded value added tax ("VAT") assets in Brazil associated with the inventory theft and related accounting errors were recoverable.  Based on its evaluation, the Company determined that it will not recover VAT assets that were previously recognized from 2008 to 2012.
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to the accounting errors described above, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) VAT assets, the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim financial statements as of and for the three fiscal months ended March 29, 2013 should no longer be relied upon.
The Company has corrected these errors in the accompanying restated consolidated financial statements, as well as in the quarterly operating results (unaudited). In addition, the Company corrected other immaterial errors in the accompanying restated consolidated financial statements and quarterly operating results (unaudited) (the “Other Immaterial Adjustments”). The restatement of previously issued consolidated financial statements and quarterly operating results (unaudited) for the bill and hold, VAT and Other Immaterial Adjustments is referred to as “Restatement No. 2”.
This Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011 (the “2011 Amended Annual Report on Form 10-K/A”) includes the restated consolidated financial statements for Restatement No. 1 and Restatement No. 2 described above.

See Note 22 - Restatement of Consolidated Financial Statements to the accompanying consolidated financial statements for additional information.

Internal Control over Financial Reporting
Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the 1992 framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that reassessment, management confirmed the existence of material weaknesses and, accordingly, has reaffirmed its conclusion that the Company did not maintain effective internal control over financial reporting as of December 31, 2011. For a description of the material weaknesses in internal controls and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures."
This 2011 Amended Annual Report on Form 10-K/A does not reflect events occurring after the First Amended Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein, for the effects of adopting ASU 2011-11 discussed in Note 2 and of the recast to change the composition of the guarantor subsidiaries discussed in Note 21.  Disclosures not affected by the restatements or the revisions are unchanged and reflect the disclosures made at the time of the First Amended Filing.  The following items have been amended:
Part I, Item 1    Business;
Part I, Item 1A    Risk Factors;
Part II, Item 6    Selected Financial Data;
Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations;
Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk;
Part II, Item 8    Financial Statements and Supplemental Data;
Part II, Item 9A    Controls and Procedures;
Part IV, Item 15    Exhibits and Financial Statement Schedule

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this 2011 Amended Annual Report on Form 10-K/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1.
The Company is concurrently filing an amended Annual Report on Form 10K/A for the year ended December 31, 2012, Amendment No. 2 of its Quarterly Reports on Form 10-Q/A for each of the first three fiscal quarters of 2012, Amendment No. 1 of its Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2013 and Quarterly Reports on Form 10-Q for the quarterly periods ended June 28, 2013 and September 27, 2013.
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2011 if there was a 1% increase in copper and aluminum costs our cost of sales would have increased approximately $31 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
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
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2011 Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These risks and uncertainties include, but are not limited to, those described in Item 1A - Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission ("the SEC").
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
The information on the website listed above is not and should not be considered part of this annual report on the 2011 Amended Annual Report on Form 10-K/A and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.

The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our 2011 Amended Annual Report on Form 10-K/A. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.
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
Certain statements in the 2011 Amended Annual Report on Form 10-K/A including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. The risk factors discussed below are all of the known material risks and uncertainties that we know to exist. However, additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations.

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
We are in the process of reviewing certain commission payments made by our subsidiary in Angola.  The review is being conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of external counsel. Due to the ongoing nature of the review,  we have not yet been able to determine whether such commission payments were inconsistent with applicable U.S. or international laws and regulations.  Based on the information gathered to date, we cannot predict the duration or the outcome of this review. If there is a finding that one or more payments were inconsistent with applicable laws or regulations, we may be subject to monetary or other sanctions, which could be substantial.

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

As of December 31, 2011, property, plant and equipment, goodwill and other intangible assets account for approximately $1,371.4 million, or 31% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets. Future impairment charges could significantly affect our results of operations in the period recognized.

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
Our subsidiaries have been named as defendants in non-maritime asbestos cases which involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in cases in which plaintiffs alleged that they suffered an asbestos related injury while working in the maritime industry. Refer to Item 3 - Legal Proceedings of this document for a summary of our outstanding asbestos related litigation. There can be no assurance that any judgments or settlements of the pending asbestos cases or any cases which may be filed in the future will not have a material adverse affect on our financial results, cash flows or financial position.

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

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the requirement that we file annual reports and quarterly reports with the SEC. Our failure to file required information in a timely manner could subject us to penalties under federal securities laws, expose us to additional lawsuits, create a default under our existing debt instruments and facilities, and restrict our ability to access financing. In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). However, our management has identified control deficiencies that constitute material weaknesses. These material weaknesses resulted in material errors that caused us to issue, in March 2013, restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and interim periods ended on March 30, 2012 and June 29, 2012, and, to issue, in January 2014, restated consolidated financial statements as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and 2012 and the interim period ended on March 29, 2013. In addition, two civil complaints have been filed in the United States District Court for the Southern District of New York by named plaintiffs on behalf of purported classes of all persons who purchased or otherwise acquired the Company’s publicly traded securities, in one case which was filed on October 21, 2013 between May 3, 2011 and October 14, 2013, inclusive, and in the other case, which was filed on December 4, 2013, between May 2, 2011 and November 4, 2013, inclusive, against the Company, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. The complaints allege claims under the anti-fraud and controlling person liability provisions of the Securities Exchange Act of 1934, alleging generally, among other assertions, that defendants made materially false and misleading statements regarding revenue recognition and other Company financial matters and omitted to state material facts, including, among other things, that there was a lack of adequate internal controls, thereby artificially inflating the prices at which our securities traded. The complaints seek damages in undefined amounts, as well as attorney’s fees, experts’ fees and other costs. In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, a former director and against Mr. Robinson and two former ROW officials, one of whom is a former executive officer of the Company. The complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning the Company's financial results and internal controls. The complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorney's fees, experts’ fees and other costs. We believe the purported class action complaints, and the derivative complaint insofar as it relates to our directors and Mr. Robinson, are without merit and intend to vigorously contest the actions.
Although we have made substantial progress in implementing measures to address the material weaknesses, management has not determined if the material weaknesses have been fully remediated.  We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies, which could result in significant costs to us and require us to divert substantial resources, including management time, from other activities. If we do not effectively remediate the material weaknesses identified by management and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, the commencement of additional litigation, or the commencement of regulatory action against the Company, which may include court actions or administrative proceedings, any of which could materially adversely affect our business, the market value of our common stock and our access to capital markets.

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

Cumulative Return: General Cable
Common Stock, 2011 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
Total Cumulative Return
May-97
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
General Cable
Peer Group
S&P 500

	May 1997	Dec. 1997	Dec. 1998	Dec. 1999	Dec. 2000	Dec. 2001	Dec. 2002	Dec. 2003	Dec. 2004	Dec. 2005	Dec. 2006	Dec. 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189
2011 Peer Group	100	182	130	161	177	103	72	120	140	164	328	364	203	233	277	214
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152

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
The selected financial information for the years ended December 31, 2011, 2010, and 2009 and as of December 31, 2011 and 2010,was derived from audited consolidated financial statements included in this filing and for the year ended December 31, 2008 and 2007 and as of December 31, 2009, 2008, and 2007 was derived from previously audited consolidated financial statements not included in this filing revised for the effects of the restatement more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 22 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2011 Amended Annual Report on Form 10-K/A. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2011, 2010 and 2009 activity.

	Year Ended December 31,
	2011	2010	2009	2008	2007 (2)
	(as revised)	(as revised)	(as revised)	(as revised)	(as revised)
	(in millions, except metal price and share data)
Net sales	$5,808.2	$4,856.0	$4,378.6	$6,230.1	$4,614.8
Gross profit	594.3	539.9	504.0	769.7	672.3
Operating income	214.6	207.8	163.5	386.6	375.7
Other income (expense)	(31.7)	(28.1)	7.0	(22.7)	(2.7)
Interest expense, net	(91.5)	(71.6)	(83.0)	(91.8)	(48.5)
Loss on extinguishment of debt	—	—	(7.6)	—	(25.3)
Income before income taxes	91.4	108.1	79.9	272.1	299.2
Income tax provision	(38.6)	(45.9)	(35.7)	(98.5)	(101.0)
Equity in net earnings of affiliated companies	2.9	1.4	0.9	4.6	0.4
Net income including noncontrolling interest	55.7	63.6	45.1	178.2	198.6
Less: preferred stock dividends	0.3	0.3	0.3	0.3	0.3
Less: Net income attributable to noncontrolling interest	0.9	7.1	7.7	13.0	0.2
Net income attributable to Company common shareholders	$54.5	$56.2	$37.1	$164.9	$198.1
Earnings per common share-basic	$1.05	$1.08	$0.71	$3.13	$3.80
Earnings per common share-assuming dilution	$1.02	$1.06	$0.71	$3.09	$3.63
Weighted average shares outstanding-basic	51.9	52.1	52.0	52.6	52.2
Weighted average shares outstanding-assuming dilution	53.7	53.1	52.8	53.4	54.6

Other Data:
Depreciation and amortization	$115.0	$105.8	$111.3	$97.3	$63.5
Capital expenditures	$121.5	$115.3	$143.6	$217.8	$153.6
Average daily COMEX price per pound of copper cathode	$4.01	$3.43	$2.35	$3.13	$3.22
Average daily price per pound of aluminum rod	$1.16	$1.05	$0.80	$1.21	$1.23

	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
	(as revised)	(as revised)	(as revised)	(as revised)	(as revised)
Balance Sheet Data:
Working capital (1)	$1,297.7	$1,341.1	$1,346.3	$1,195.4	$1,004.8
Total assets	4,375.9	4,301.7	3,993.3	3,979.7	3,951.9
Total debt	1,048.9	985.5	922.3	1,254.0	1,168.9
Dividends to common shareholders	—	—	—	—	—
Total equity	1,437.9	1,552.4	1,472.9	1,127.0	1,101.8

(1)	Working capital means current assets less current liabilities.

(2)	Includes operating results of the acquired worldwide wire and cable business of Freeport-McMoRan Copper and Gold, Inc., (PDIC) since October 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of our consolidated financial statements as of December 31, 2011 and 2010 and for the fiscal years ended December 31, 2011, 2010, and 2009. Specifically, we have restated our Consolidated Balance Sheets as of December 31, 2011 and 2010 and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Total Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 22 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2011 Amended Annual Report on Form 10-K/A.
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

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Net sales	$5,808.2	100.0%	$4,856.0	100.0%	$4,378.6	100.0%
Cost of sales	5,213.9	89.8%	4,316.1	88.9%	3,874.6	88.5%
Gross profit	594.3	10.2%	539.9	11.1%	504.0	11.5%
Selling, general and administrative expenses	379.7	6.5%	332.1	6.8%	340.5	7.8%
Operating income	214.6	3.7%	207.8	4.3%	163.5	3.7%
Other income (expense)	(31.7)	(0.5)%	(28.1)	(0.6)%	7.0	0.2%
Interest expense, net	(91.5)	(1.6)%	(71.6)	(1.5)%	(83.0)	(1.9)%
Loss on extinguishment of debt	—	—	—	—	(7.6)	(0.2)%
Income before income taxes	91.4	1.6%	108.1	2.2%	79.9	1.8%
Income tax provision	(38.6)	(0.7)%	(45.9)	(0.9)%	(35.7)	(0.8)%
Equity in net earnings of affiliated companies	2.9	—	1.4	—	0.9	—
Net income including noncontrolling interest	55.7	1.0%	63.6	1.3%	45.1	1.0%
Less: preferred stock dividends	0.3	—	0.3	—	0.3	—
Less: net income attributable to noncontrolling interest	0.9	—	7.1	0.1%	7.7	0.2%
Net income attributable to Company common shareholders	$54.5	0.9%	$56.2	1.2%	$37.1	0.8%
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

	Net Sales Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$2,120.2	36%	$1,785.0	37%
Europe and Mediterranean	1,737.9	30%	1,499.0	31%
ROW	1,950.1	34%	1,572.0	32%
Total net sales	$5,808.2	100%	$4,856.0	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$2,120.2	36%	$1,909.7	36%
Europe and Mediterranean	1,737.9	30%	1,600.7	31%
ROW	1,950.1	34%	1,722.9	33%
Total metal-adjusted net sales	$5,808.2	100%	$5,233.3	100%
Metal adjustment	—		(377.3)
Total net sales	$5,808.2		$4,856.0

	Metal Pounds Sold Year Ended
	Dec 31, 2011		Dec 31, 2010
	Pounds	%	Pounds	%
North America	317.4	33%	300.7	33%
Europe and Mediterranean	273.8	28%	279.1	30%
ROW	384.6	39%	344.3	37%
Total metal pounds sold	975.8	100%	924.1	100%
Net sales increased $952.2 million, or 20%, to $5,808.2 million in 2011 from 2010 and metal-adjusted net sales increased $574.9 million, or 11%, in 2011 from 2010. The increase in metal-adjusted net sales of $574.9 million reflects favorable selling price and product mix of $328.0 million, favorable foreign currency exchange rate changes of $147.3 million, higher sales volume of $77.6 million, and incremental net sales of $22.0 million attributable to acquisitions. Volume, as measured by metal pounds sold, increased by 51.7 million pounds, or 6%, in 2011 compared to 2010. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.
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
Metal-adjusted net sales in the Europe and Mediterranean segment increased $137.2 million, or 9%, in 2011 compared to 2010 due to favorable selling price and product mix of $88.6 million, favorable foreign currency exchange rate changes of $71.3 million, primarily due to a stronger Euro relative to the U.S. dollar, and incremental net sales attributable to the results of acquired businesses of $18.1 million partially offset by lower sales volume of $40.8 million. Volume, as measured by metal pounds sold, decreased by 5.3 million pounds, or 2%, in 2011 compared to 2010. Economic conditions in Europe remained weak, influencing demand across a broad spectrum of products and regions, particularly in the Iberia region as well as in Algeria partially offset by the Company's project related activities in Germany and France.
Metal-adjusted net sales in the ROW segment increased $227.2 million, or 13%, due to higher sales volume of $84.1 million, favorable selling price and product mix of $74.5 million, and favorable foreign currency exchange rate changes of $68.2 million, primarily due to the strengthening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 40.3 million pounds, or 12%, in 2011 compared to 2010 which is primarily attributable to increase in demand for high-voltage aerial transmission products and low-and medium-voltage distribution cables in Brazil as well as infrastructure investment in Central America.
Cost of Sales
Cost of sales increased $897.8 million, or 21%, from 2010. The increase in 2011 as compared to 2010 was principally driven by the increase in volume sold of 6%, the increase in raw material costs, including a 17% increase in the average cost of copper and a 10% increase in the average cost of aluminum as well as an increase in other raw material costs, and an increase due to currency translation of 3%. As noted in Item 1 - Business the Company's products are raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 60% of total product cost for the year ended December 31, 2011.
Gross Profit
Gross profit increased $54.4 million, or 10%, in 2011 from 2010. The increase in gross profit was primarily due to an increase in volume in North America and ROW and a shift in product mix and pricing in North America. Gross profit as a percentage of sales was 10% and 11% in 2011 and 2010, respectively. Despite volume and related revenue increases for the year gross profit did not increase as a percentage of sales. In the first half of the year gross profit as a percentage of sales increased due to selling prices rising faster than the average cost of metal prices which was offset in the latter part of the year due to the increased volatility and declines in metal prices.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $47.6 million, or 14%, in 2011 from 2010. The increase in SG&A is primarily a result of incremental investment in resources related to the Company's global sales network and product technology as well as increased costs for new market penetration strategies in 2011 as compared to 2010. The increase in SG&A is also due in part to foreign currency exchange rates in 2011 as compared to 2010 in the amount of $8.7 million. SG&A as a percentage of metal-adjusted net sales was 7% and 6% for 2011 and 2010, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended
	Dec 31, 2011		Dec 31, 2010
	Amount	%	Amount	%
North America	$121.8	57%	$96.9	46%
Europe and Mediterranean	30.3	14%	36.8	18%
ROW	62.5	29%	74.1	36%
Total operating income	$214.6	100%	$207.8	100%
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
The decrease in operating income for the ROW segment of $11.6 million is primarily attributable to unfavorable impacts in Thailand due to the country's significant flooding in the second half of 2011, as well as unfavorable product mix and price in Thailand and Chile. The decrease in operating income was also due to an increase in SG&A expenses of $24.8 million in 2011 as compared to 2010 for the reasons noted above. Partially offsetting the decrease in operating income in 2011was the impact of increased volume in 2011 in Central America.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2011 and 2010 the Company recorded a $31.7 million loss and a $28.1 million loss, respectively. For 2011, other expense was primarily attributable to other expense of $24.4 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates, primarily Africa, South America, and Mexico, and losses of $6.1 million on derivative instruments which were not designated as cash flow hedges. For 2010, other expense was primarily attributable to the $29.8 million Venezuelan currency devaluation, as well as other income of $7.7 million attributable to foreign currency transaction gains and losses of which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.0 million on derivative instruments which were not designated as cash flow hedges.
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
Tax Provision
The Company’s effective tax rate for 2011 and 2010 was 42.2% and 42.5%, respectively. The Company's 2011 effective tax rate reflects the adverse impact of valuation allowances recorded against deferred tax assets in foreign jurisdictions, partially offset by tax benefits recognized for uncertain tax positions due to statute of limitations expirations and tax audit settlements. The Company’s 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that were primarily due to statute of limitations expirations and tax audit settlements.
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

	Net Sales Year Ended
	Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
North America	$1,785.0	37%	$1,484.6	34%
Europe and Mediterranean	1,499.0	31%	1,563.6	36%
ROW	1,572.0	32%	1,330.4	30%
Total net sales	$4,856.0	100%	$4,378.6	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
North America	$1,785.0	37%	$1,720.5	33%
Europe and Mediterranean	1,499.0	31%	1,784.8	35%
ROW	1,572.0	32%	1,624.3	32%
Total metal-adjusted net sales	$4,856.0	100%	$5,129.6	100%
Metal adjustment	—		(751.0)
Total net sales	$4,856.0		$4,378.6

	Metal Pounds Sold Year Ended
	Dec 31, 2010		Dec 31, 2009
	Pounds	%	Pounds	%
North America	300.7	33%	304.7	32%
Europe and Mediterranean	279.1	30%	295.9	31%
ROW	344.3	37%	346.9	37%
Total metal pounds sold	924.1	100%	947.5	100%
Net sales increased $477.4 million, or 11%, to $4,856.0 million in 2010 from 2009 while metal-adjusted net sales decreased $273.6 million, or 5.3%, in 2010 from 2009. The decrease in metal-adjusted net sales of $273.6 million reflects lower sales volume of $58.9 million, unfavorable foreign currency exchange rate changes of $52.0 million and unfavorable selling price/product mix of $202.3 million. These decreases in metal-adjusted net sales have been partially offset by the incremental net sales of $39.6 million attributable to acquisitions. Volume, as measured by metal pounds sold, decreased by 23.4 million pounds or 2% in 2010 compared to 2009. Sales volume was lower due to the ongoing weak global economic conditions which resulted in lower demand across a broad spectrum of the Company's products. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. Generally, the Company has attempted to recover higher metal costs and inflation on non-metals raw materials used in cable manufacturing, such as insulating compounds and steel and wood reels, as well as increased freight and energy costs through increased selling prices.
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
Metal-adjusted net sales in the Europe and Mediterranean segment decreased $285.8 million, or 16.0%, in 2010 compared to 2009 due to lower sales volume of $51.4 million, unfavorable foreign currency exchange rate changes of $72.1 million, primarily due to a weaker Euro relative to the U.S. dollar, and unfavorable selling price/product mix of $169.6 million which have been partially offset by incremental net sales attributable to the results of acquired businesses of $7.3 million. Volume, as measured by metal pounds sold, decreased by 16.8 million pounds, or 5.7%, in 2010 compared to 2009. The decrease in sales volume is the result of weak economic conditions in Europe and weakness in demand across a broad spectrum of products, particularly low-voltage cables and building wire products in the Spanish domestic construction and electrical infrastructure markets, which have been partially offset to a lesser extent by regional demand for medium-voltage and high- voltage cables in France, projects involving submarine energy cables in Germany and other alternative energy projects.
Metal-adjusted net sales in the ROW segment decreased $52.3 million, or 3.2% due to unfavorable foreign currency exchange rate changes of $9.0 million, primarily due to the devaluation of the Venezuelan bolivar offset by favorable foreign exchange rate changes in most of the other ROW locations, an unfavorable selling price/product mix of $40.3 million and lower sales volume of $5.4 million. Despite the decrease in metal adjusted sales, volume, as measured by metal pounds sold, remained relatively flat in 2010 as compared to 2009. Volume demand increased in the second half of 2010 for low-voltage distribution cable in Brazil related to its “Lights for All” program, investments in the Brazilian infrastructure in preparation for upcoming events such as the 2014 World Cup of Soccer and the 2016 Olympics, an increase in domestic demand in Chile primarily due to reconstruction efforts after the Chilean earthquake in early 2010, and related to market expansions in Mexico and Peru. These increases were offset by the challenges faced in Venezuela as the country continues to cope with complex exchange regulations that have caused disruptions in the electrical and construction projects across the country and lower volume in Thailand due to the socio-political crises resulting in delayed infrastructure projects in the first half of 2010.
Gross Profit
Gross profit increased $35.9 million, or 7%, in 2010 from 2009. Gross profit as a percentage of net sales was 11% for 2010 and was 12% for 2009. The increase in gross profit was primarily due to a relatively higher market price of metals compared to the cost of the lower value inventory in the year ended December 31, 2010 as well as the current year benefit of ongoing LEAN initiatives and targeted costs reduction efforts made in the prior year, which include, among other actions, a focus on reducing discretionary spending and personnel reductions. These benefits were offset by $19.5 million in charges related to the substantial completion of negotiations with the works councils of various operations in Europe to permanently reduce manufacturing personnel.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $8.4 million, or 2.5%, in 2010 from 2009. The decrease in SG&A was primarily a result of the Company's LEAN initiatives and targeted cost reduction efforts including, among other actions, lower variable selling expenses in Europe and Mediterranean and ROW, a focus on reducing discretionary spending and personnel reductions. SG&A as a percentage of metal-adjusted net sales was 6.8% and 6.6% for 2010 and 2009, respectively.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income Year Ended
	Dec 31, 2010		Dec 31, 2009
	Amount	%	Amount	%
North America	$96.9	46%	$19.8	12%
Europe and Mediterranean	36.8	18%	70.2	43%
ROW	74.1	36%	73.5	45%
Total operating income	$207.8	100%	$163.5	100%
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
The operating income for the ROW segment remained relatively flat in the year ended December 31, 2010 as compared to the year ended December 31, 2009. Increases are primarily attributable to the benefit from the relatively higher average market price of metals compared to the cost of the lower value inventory in 2010 as compared to 2009; primarily in Central America, Zambia, the Philippines and Oceania, as the Company was able to successfully transfer the increase in metal price to the customers. In addition, the Company benefited from penetration of more profitable product segments and concentrated on product lines carrying higher margins in Chile. Decreases are primarily attributable to the decline in operating profit in Venezuela as sales prices in 2010 returned to a more normal level as compared to the elevated sales prices in 2009 due to challenges faced with complex exchange regulations as well as a decrease in operating income out of Thailand due to the social unrest. In addition, operating income decreased $31.9 million due to unfavorable foreign currency exchange rate changes.
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
Tax Provision
The Company's effective tax rate for 2010 and 2009 was 42.5% and 44.7%, respectively. The Company's 2010 effective tax rate was adversely impacted by the nondeductible Venezuelan devaluation loss and valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by the recognition of tax benefits related to uncertain tax positions that was primarily due to statute of limitations expirations and tax audit settlements. The Company's 2009 effective tax rate was adversely impacted by tax expense recorded for uncertain tax positions and valuation allowances recorded against certain foreign deferred tax assets, partially offset by permanent difference tax benefits.

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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2011, current assets exceeded current liabilities by $1,297.7 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future. The Company maintains approximately $813.2 million of excess availability under its various credit facilities around the world.
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
Summary of Cash Flows
Operating cash inflow of $97.8 million in 2011 reflects a net working capital use of $110.2 million driven principally by increases in inventories and receivables of $180.1 million and $53.9 million, respectively, which were partially offset by increases in accounts payable, accrued and other liabilities of $126.8 million. The increase in accounts receivable primarily reflects the increase in selling prices due to the increase in raw material costs. Days sales outstanding has remained constant year over year at about 71 days. The increase in inventory is primarily due to the increase in metal prices throughout the year. Inventory turns increased to 4.4 turns per year in 2011 as compared to 3.9 turns per year in 2010 due to the current year focus on reducing inventory levels by adjusting production. These cash outflows have been partially offset by increases in accounts payable, accrued and other liabilities which were primarily the result of incremental manufacturing activity due to an increase in demand and higher raw material cost inputs. More than offsetting this net working capital use of cash in the twelve fiscal months of 2011 was $208.0 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency gains (losses), deferred income tax income, excess tax benefits from stock based compensation, convertible debt instrument non cash interest charges, and the gain on the disposal of property.
Cash flow used by investing activities was $114.7 million in 2011 principally reflecting $121.5 million of capital expenditures. In the current year, the Company continued to focus its capital program on completing a greenfield project in India as well as projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $80 million to $100 million in 2012.
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
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2011 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations (1,2):	Total	1 Year	Years	Years	Years
Total debt (excluding capital leases)	$1,044.3	$155.4	$351.0	$163.2	$374.7
Convertible debt at maturity (3)	305.5	0.5	40.6	—	264.4
Capital leases	4.6	0.9	2.4	1.3	—
Interest payments on 7.125% Senior Notes	75.0	14.3	28.5	28.5	3.7
Interest payments on Senior Floating Rate Notes	11.0	3.4	6.7	0.9	—
Interest payments on 0.875% Senior Convertible Notes	5.9	3.1	2.8	—	—
Interest payments on 1.00% Senior Convertible Notes	0.1	0.1	—	—	—
Interest payments on Subordinated Convertible Notes	260.5	19.3	38.7	38.7	163.8
Interest payments on Spanish term loans	1.9	1.8	0.1	—	—
Operating leases (4)	73.7	20.0	26.4	13.9	13.4
Purchase obligations (5)	36.3	36.3	—	—	—
Preferred stock dividend payments	0.6	0.3	0.3	—	—
Defined benefit pension obligations (6)	176.5	16.0	33.4	35.1	92.0
Postretirement benefits	6.9	1.0	1.8	1.3	2.8
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$2,002.8	$272.4	$532.7	$282.9	$914.8

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

Off Balance Sheet Assets and Obligations
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2011 were as follows: 2012 — $20.0 million, 2013 — $13.3 million, 2014 — $13.1 million, 2015 — $8.2 million, 2016 — $5.7 million and thereafter $13.4 million. Rental expense recorded in income from continuing operations was $20.7 million, $19.0 million and $23.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company had recorded a net deferred tax liability of $147.1 million ($34.9 million net current deferred tax asset less $182.0 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2011, the Company recorded a valuation allowance of $40.0 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
The Company performed the first step of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $166.8 million. Based on the results of the valuation, the fair value of the reporting unit exceeded the carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.
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
Sales in Venezuela were 4% and 3% of our consolidated net sales for the year ended December 31, 2011 and 2010, respectively. Operating income in Venezuela was 20% and 17% of our consolidated operating income for the year ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, Venezuela’s sales and cost of goods sold were approximately 92% and 30% BsF denominated and approximately 8% and 70% U.S. dollar denominated, respectively. For the year ended December 31, 2010, Venezuela’s sales and cost of goods sold were approximately 87% and 29% BsF denominated and approximately 13% and 71% U.S. dollar denominated, respectively. A 10% increase (decrease) in the official exchange rate would decrease (increase) Venezuela’s sales and cost of goods sold on an annual basis by approximately $17.9 million and approximately $4.5 million, respectively.
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
Raw Material Price Risk
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility caused by supply conditions, weather, political and economic variables as well as other unknown and unpredictable variables. During the past few years, global copper prices have established average record highs as demonstrated in Item 1 - Business – Raw Materials.

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
We account for these foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the other income (expense) when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense). At December 31, 2011 and 2010, the net unrealized (gain)/loss on the net foreign currency contracts were $0.7 million and $1.7 million, respectively. A 10% decline in the exchange rate for these currencies would result in a decrease in the fair value of $24.4 million at December 31, 2011.
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2011 and 2010, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation gain (loss) of $(36.3) million and $20.8 million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $170.8 million in 2011. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
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

	2011		2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$32.1	$(0.6)	$57.8	$(1.8)
Commodity futures	216.1	(10.2)	164.6	30.6
Foreign currency forward exchange	55.4	(0.7)	115.2	(1.7)
		$(11.5)		$27.1

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	60

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2011 (restated), 2010 (restated) and 2009 (restated)	61

Consolidated Balance Sheets at December 31, 2011 (restated) and 2010 (restated)	62

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 (restated), 2010 (restated) and 2009 (restated)	63

Consolidated Statements of Changes in Total Equity for the Years Ended December 31, 2011 (restated), 2010 (restated) and 2009 (restated)	64

Notes to Consolidated Financial Statements	66

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
In connection with the Company's First Amended Filing for the fiscal year ended December 31, 2011, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of December 31, 2011 (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management.
Therefore, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date and again concluded, based on that reevaluation, that the Company's disclosure controls and procedures were not effective as of the Evaluation Date. Notwithstanding the material weaknesses identified by Company management, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this 2011 Amended Annual Report on Form 10-K/A fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
Management's Annual Report on Internal Control over Financial Reporting (as revised)
Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles ("GAAP").
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
In connection with the First Amended Filing, the Company's management included Management's Annual Report on Internal Control over Financial Reporting (as revised) therein, which expressed a conclusion that the Company did not maintain effective internal control over financial reporting as of December 31, 2011. In connection with the restatement discussed elsewhere in this 2011 Amended Annual Report on Form 10-K/A, management reevaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2011 using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework released in 1992 (the "COSO Framework"). As a result of the reevaluation and based on the criteria in the COSO Framework, management concluded, based upon the material weaknesses identified (the descriptions of which, as supplemented by additional observations, are set forth below), that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.
A material weakness in internal control over financial reporting is a deficiency or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory, including the related VAT assets, in Brazil within the Company's Rest of World ("ROW") segment and the revenue recognition in connection with bill and hold transactions in Brazil and (ii) ROW segment management oversight, including management override affecting financial reporting and the setting of an improper "tone at the top," which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory, the detection and internal reporting of inventory-related accounting issues, the detection of the overstatement of VAT assets due to the theft and accounting errors, and the detection of failure to meet requirements under relevant accounting pronouncements related to revenue recognition in connection with bill and hold transactions collectively constituted a material weakness in inventory controls at Brazil and material weaknesses in the controls related to ROW executive management.
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

•
Inventory controls associated with product subject to bill and hold transactions were not effective. As a result of remediation efforts subsequent to the First Amended Filing related to previously disclosed internal control deficiencies, coupled with additional inquiries by management and its external counsel, the Company learned that production and other operations personnel in Brazil engaged in actions with respect to customer inventory that undermined the Company’s ability to support bill and hold revenue recognition accounting treatment for Brazilian aerial transmission projects. Specifically, actions by such employees included premature reporting of certain production associated with bill and hold customers as complete, utilization of one customer’s segregated product to complete another customer’s order, and reworking or replacement of damaged and missing reels of customer inventory. As a result of its discovery of these actions, management concluded that the inventory controls in Brazil were inadequate to detect activity that would cause the Company to fail to meet all of the conditions for revenue recognition in bill and hold transactions.

Control Deficiencies Related to ROW Executive Management

•
ROW executive management overrode controls, resulting in, among other things, a delay in the reporting of inventory accounting issues and allegations of theft to the Company's executive management, and set an improper "tone at the top."  Specifically, ROW executive management did not report the inventory accounting issues to the Company's executive management until late September 2012, even though ROW executive management was aware of the issues no later than January 2012.  In this regard, ROW executive management did not investigate the matter promptly, did not report findings in its belated inquiry on a timely basis, discouraged Brazilian personnel from disclosing the matters in their quarterly financial certifications, and failed to identify the matter in their own quarterly certifications that they provided to the Company's executive management.  Moreover, ROW management engaged in other improper actions (none of which had a material effect on the Company's consolidated financial statements) designed to delay the reporting of expenses or other charges, including improper capitalization of costs, misuse of accruals and failure to timely report inventory shortfalls identified through physical inventory counts.  In addition, the tone of ROW executive management communications to employees was inappropriate.  ROW executive management placed excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process.

•
As noted above under the heading, “Inventory Control Deficiencies in Brazil,” the Company, during its remediation efforts subsequent to the First Amended Filing, identified several instances of exceptions to the customer inventory safekeeping and other requirements for revenue recognition under applicable accounting pronouncements with respect to bill and hold transactions. The Company believes that the culture encouraged by ROW executive management led Brazil production and other operations personnel to take the improper actions that contributed to the failure of bill and hold transactions in Brazil to meet the conditions for revenue recognition. Therefore, the Company believes that the effects of the weaknesses in the ROW control environment, coupled with the deficiencies in inventory controls in Brazil noted above, caused the Company to reach an erroneous accounting conclusion with respect to the recognition of revenues in bill and hold transactions.

Changes in Internal Control over Financial Reporting
Remedial Actions addressed in the First Amended Filing and Current Status - In response to the material weaknesses identified by management, the Company instituted a number of actions and designed and commenced implementation of changes in its internal control over financial reporting during the fourth quarter of 2012. Those actions and the current status of those actions are described below.

•
The Company now conducts monthly physical inventory counts in Brazil that include reconciliation of inventory values to the general ledger balances, in addition to the previous practice of reconciling physical inventory quantities to the inventory quantities recorded in the perpetual inventory system.

•
The Company engaged an independent consultant, who had no prior affiliation with the Company. The consultant's principal duties, all of which relate to the Company's Brazilian operations, were the following:

◦	Ensure the monthly physical count process and reconciliation of inventory quantities and values in the perpetual inventory system and the general ledger are adequately controlled.

◦	Identify control improvements within the costing and inventory areas, including controls relating to the inventory reconciliation process and management review.

◦	Participate in the ongoing perpetual inventory system upgrade (discussed below) to ensure that controls are adequately planned and considered.

◦	Assist with the monthly accounting close process, particularly in areas susceptible to management override.
The consultant's engagement ended in July 2013. During the time the consultant was engaged, the Company hired a new cost accounting manager and other cost accounting personnel, who are performing the ongoing tasks formerly addressed by the consultant. The Company also hired a new Brazil Controller, who is, among other things, overseeing the work of the cost accounting department.

•
The Company retained an accounting firm (other than its independent registered public accounting firm) to assist with the November 2012 physical inventory count in Brazil and other matters. This firm is continuing to assist the Company in other remediation efforts.

•
Several measures were implemented to improve security at the Brazilian facility that was subject to the security deficiencies. Documentation has been improved, a truck scale was acquired and is used to confirm inventory quantities of shipped materials, inoperative security cameras have been repaired, gate security has been improved, and additional guards have been retained at the site. The Company engaged an outside security expert who is providing advice on the security remediation measures.

•
The ROW Chief Executive Officer and the ROW Chief Financial Officer have resigned. The Brazilian cost accounting manager and the remaining Brazilian cost analyst have been terminated. The General Manager for Central America was terminated. Subsequent to the First Amended Filing, the Senior Vice President for Latin America was terminated. The Brazil CFO resigned. The Company continues to consider additional appropriate disciplinary action against personnel whose conduct contributed to the ROW management oversight deficiency described above.

•
Company management directed specified ROW personnel to develop and implement an upgrade to the perpetual inventory system for the Brazilian facilities. The objective of the upgrade is to automate cost of sales calculations within the system and enhance other inventory controls, such as tracking of usage variances and control of scrap. This project is subject to the oversight of the Company's Global Finance and Accounting personnel.

•	The Company has taken steps to enhance centralized oversight of the financial function in Brazil and the other business units in ROW. Specifically:

◦
Gregory Kenny, the Company's Chief Executive Officer, and Brian Robinson, the Company's Chief Financial Officer, temporarily assumed the responsibilities of ROW Chief Executive Officer and ROW Chief Financial Officer, respectively. Separate officers were designated to report to Mr. Kenny with respect to the Asia Pacific, Sub-Saharan Africa, and Latin America regions of ROW. Subsequent to the identified inventory accounting issues, Gregory Lampert, the North America CEO who was designated responsibility with respect to Latin America, was appointed CEO for General Cable Americas, with responsibility for both North America and Latin America operations.

◦
All ROW Chief Financial Officers reported directly to the Company's Global Controller from November 2012 through May 2013. In May 2013, a new financial reporting structure was implemented, under which the ROW Chief Financial Officers reported to the Company's Chief Financial Officer. On September 30, 2013, the Company retained a new sub-region Latin America Chief Financial Officer, and all Latin America Chief Financial Officers now report to him.

•
The Company initiated measures throughout ROW to reinforce the Company's management focus on open communication of ROW business unit leaders with the Company's management and internal auditors and on ethical behavior, including the following:

◦
The Company's Chief Financial Officer, with support from the Company's Global Controller and Vice President, Internal Audit, held video conferences with ROW unit leaders to communicate the need to adhere to a corporate culture of open communication and ethical behavior; to discuss the change in reporting lines applicable to persons responsible for ROW unit level finance and accounting functions, which required them to report to the Company's Global Finance & Administration personnel; and to instruct each unit leader regarding the need to seek support at the Global Finance & Accounting level when accounting issues arise.

◦
The Company's Global Controller individually contacted the Chief Financial Officer of each ROW business unit to discuss the changes in reporting lines, the monthly and year-end close process and other procedures to be instituted in connection with financial statement preparation.

◦
The principal ROW Human Resources Officer conducted an assessment of the ethical environment in ROW. As a result of the assessment, as well as other actions summarized above the Company instituted the "Wired as One" program, discussed below.

•
As part of a focused effort on ROW business units, the Company's Global Finance & Accounting personnel conducted a process to reconfirm reported balances of assets and liabilities as of September and October of 2012, and obtained additional information regarding accounting by each business unit within ROW. This process included:

◦
balance sheet review procedures that were more formalized than those performed previously by each business unit Chief Financial Officer. The review procedures covered a variety of matters, including, among other things:

◦
reviewing accounts for material period to period fluctuations, unexpected credit or debit balances or lack of activity, and providing explanations for significant variances to identify possible errors and inconsistencies,

◦	reviewing accounts that require management judgment to ensure a proper analysis has been performed to support recorded balances on items such as obsolete inventory,

◦	confirmation of proper reconciliation of sub-ledgers to the general ledger, and

◦
completion by each ROW business unit Chief Financial Officer of a comprehensive accounting questionnaire, seeking information regarding accounting for, and issues involving, among other things, revenues, expenses, cash flows, inventory and other balance sheet items, and internal controls.

◦
The Company has continued this effort in 2013, including site visits by Global Finance and Accounting personnel to ROW units. The Brazil unit was visited several times; among other things, the visits focused on remediation efforts and staffing. Participants in the Brazil visits included the Company’s Global Controller.

•
The Company's Global Finance & Accounting personnel performed a global assessment of the Company's financial capabilities and controls, with a view towards enhancing accounting and disclosure controls and procedures. The assessment was utilized for the Company's 2013 internal audit plan and will be utilized for other corporate initiatives. The assessment also will be used for the 2014 audit plan. In addition, the ROW consolidation process was moved from ROW headquarters to Company headquarters, where it will be conducted by Global Accounting personnel, under the supervision of the Global Controller.

•
The Company designed a new global sub-certification process that underscores individual responsibility and encourages direct communication to the Global Internal Audit department and Global Finance and Accounting.

•
User access administration has been revised so that only IT personnel at ROW headquarters will have the authority to grant user access to the inventory and other modules in the Business Planning and Control System (“BPCS”) in Brazil and all other ROW business units that use the BPCS system (the Company does not use the BPCS system outside of ROW). In addition, the Company is assessing the BPCS configuration to determine the appropriate level of local business unit access. Among items to be implemented is the imposition of restrictions on the local business units' ability to decouple transactions from the general ledger. As a result of the assessment, restrictions on user access to the BPCS modules have been further refined, and decoupling restrictions are in place.

Additional Remedial Actions Initiated Subsequent to the First Amended Filing - The Company also has taken the following actions subsequent to the First Amended Filing:

•
As noted above, the Company has retained a new Chief Financial Officer for Latin America, and a new Controller for Brazil. In addition, the Company has retained a new Manager of ROW Information Technology Governance, Risk and Compliance.

•
The Company's Chief Financial Officer held several in-person meetings with ROW regional and unit leadership, at which he emphasized the Company's expectations and requirements for adherence to ethical standards in each region and unit.

•
In September 2013, the Company's Chief Executive Officer of General Cable Americas, the Company's Chief Financial Officer, the Company's Global Chief Human Resource Officer and outside counsel presided over a conference call with all Latin America General Managers, at which they emphasized the need to adhere to a corporate culture of open communication and ethical behavior and reemphasized that the culture created by the former ROW managers will not be tolerated. Later in the month, the Chief Executive Officer of General Cable Americas, the Company's Chief Financial Officer and the new Latin America Chief Financial Officer met with each Latin America General Manager and Chief Financial Officer to determine if there were any previously unreported questionable transactions or accounting activities. The same process was followed in the other portions of ROW.

•	The Global Controller individually contacted each CFO of a ROW unit during which accounting and ethical matters were discussed.

•	The Company's Global Finance and Accounting personnel conducted a number of site visits to ROW units to implement new policies and practices to enhance the control environment in those locations.

•
The Company has instituted the "Wired as One" program, a global program designed to provide training with regard to Company values, appropriate behaviors, key compliance areas, recognition of harmful activity and reporting of unethical, illegal or irresponsible acts. During 2013, Company Global Legal and Human Resource personnel collectively conducted training sessions on Wired as One for the regional leaders, and in 2014, the Company will launch a global Wired as One promotional campaign, which will involve training through extensive and ongoing communications to Company employees.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited General Cable Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Inventory control deficiencies in Brazil that aggregate to a material weakness:

◦	Access to information technology (IT) systems in Brazil was not effectively controlled.

◦	Processes and control activities designed to support and reconcile inventory general ledger entries were not effected, were incorrectly applied or were overridden.

◦	Physical security controls to protect assets at one of the Brazilian facilities were not sufficient to prevent theft.

◦	Inventory controls associated with product subject to bill and hold transactions were not effective.

•
Rest of World (ROW) executive management overrode controls, resulting in a delay in the reporting of inventory accounting issues and allegations of theft to the Company’s executive management, engaged in other improper actions (none of which had a material effect on the Company’s consolidated financial statements) designed to delay the reporting of expenses or other charges, and set an improper “tone at the top”, which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process, which aggregate to a material weakness.

Subsequent to the filing of the 2011 Annual Report on Form 10-K/A dated March 1, 2013, the Company's management identified, in its revised management assessment, the following material weakness as of December 31, 2011:

•
The Company believes that the effects of the weaknesses in the ROW control environment noted above, coupled with the deficiencies in inventory controls in Brazil noted above, caused the Company to reach an erroneous accounting conclusion with respect to the recognition of revenues in bill and hold transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 1, 2013 (January 21, 2014 as to the effects of the restatement and of the revisions to reflect the changes in the guarantor subsidiaries discussed in Note 21, the effects of the restatement discussed in Note 22, and the effects of the retrospective adoption of Accounting Standards Update No. 2011-11 discussed in Note 2 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2013 (January 21, 2014, as the effects of the subsequently identified material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised))

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
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s 2011 Amended Annual Report on Form 10-K/A.

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

(a) Documents filed, or furnished as applicable, as part of the 2011 Amended Annual Report on Form 10-K/A:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2011, 2010 and 2009:

II. Valuation and Qualifying Accounts Page 157

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

Documents indicated by three asterisks (***) were previously filed with the Form 10-K for the fiscal year ended December 31, 2011 as originally filed with the Securities and Exchange Commission on February 23, 2012.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	January 21, 2014	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description
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

10.27***
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

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1***	List of Subsidiaries of General Cable
23.1**	Consent of Deloitte & Touche LLP.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

**	Filed or furnished, as applicable, herewith.
***	Previously filed with the Form 10-K for the fiscal year ended December 31, 2011 as originally filed with the Securities and Exchange Commission on February 23, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), changes in total equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 21 and Note 22 to the consolidated financial statements, the accompanying 2011, 2010, and 2009 consolidated financial statements have been restated to correct errors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, January 21, 2014 as to the effects of the subsequently identified material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised), expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2013 (January 21, 2014 as to the effects of the restatement and of the revisions to reflect the changes in the guarantor subsidiaries discussed in Note 21, the effects of the restatement discussed in Note 22, and the effects of the retrospective adoption of Accounting Standards Update No. 2011-11 discussed in Note 2 to the consolidated financial statements)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Net sales	$5,808.2	$4,856.0	$4,378.6
Cost of sales	5,213.9	4,316.1	3,874.6
Gross profit	594.3	539.9	504.0
Selling, general and administrative expenses	379.7	332.1	340.5
Operating income	214.6	207.8	163.5
Other income (expense)	(31.7)	(28.1)	7.0
Interest income (expense):
Interest expense	(99.2)	(77.0)	(86.6)
Interest income	7.7	5.4	3.6
Loss on extinguishment of debt	—	—	(7.6)
	(91.5)	(71.6)	(90.6)
Income before income taxes	91.4	108.1	79.9
Income tax provision	(38.6)	(45.9)	(35.7)
Equity in net earnings of affiliated companies	2.9	1.4	0.9
Net income including noncontrolling interest	55.7	63.6	45.1
Less: preferred stock dividends	0.3	0.3	0.3
Less: net income attributable to noncontrolling interest	0.9	7.1	7.7
Net income attributable to Company common shareholders	$54.5	$56.2	$37.1
EPS
Earnings per common share-basic	$1.05	$1.08	$0.71
Weighted average common shares-basic	51.9	52.1	52.0
Earnings per common share-assuming dilution	$1.02	$1.06	$0.71
Weighted average common shares-assuming dilution	53.7	53.1	52.8
Comprehensive income (loss):
Net income (loss)	$55.7	$63.6	$45.1
Currency translation gain (loss)	(60.6)	(9.4)	71.5
Defined benefit plan adjustments, net of tax ($12.2 million in 2011, $0.6 million in 2010 and ($9.4 million) in 2009)	(18.0)	(2.3)	12.8
Change in fair value of derivatives, net of tax ($8.2 million in 2011, ($8.4 million) in 2010 and ($37.3 million) in 2009)	(37.6)	21.5	61.3
Company deferred stock held in rabbi trust gain, net of tax (($0.1 million) in 2009)	—	—	5.9
Comprehensive income (loss), net of tax	(60.5)	73.4	196.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(5.1)	(12.8)	22.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(55.4)	$86.2	$173.9
(1) See Note 22 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	Dec 31, 2011	Dec 31, 2010
Assets	(as restated)(1)	(as restated)(1)
Current Assets:
Cash and cash equivalents	$434.1	$458.7
Receivables, net of allowances of $21.2 million in 2011 and $25.1 million in 2010	1,074.7	1,062.9
Inventories	1,243.7	1,103.6
Deferred income taxes	43.7	39.5
Prepaid expenses and other	102.8	121.3
Total current assets	2,899.0	2,786.0
Property, plant and equipment, net	1,018.5	1,031.9
Deferred income taxes	16.2	9.1
Goodwill	171.4	178.5
Intangible assets, net	181.5	199.6
Unconsolidated affiliated companies	18.3	17.0
Other non-current assets	71.0	79.6
Total assets	$4,375.9	$4,301.7
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$946.5	$922.5
Accrued liabilities	498.5	401.4
Current portion of long-term debt	156.3	121.0
Total current liabilities	1,601.3	1,444.9
Long-term debt	892.6	864.5
Deferred income taxes	198.2	201.8
Other liabilities	245.9	238.1
Total liabilities	2,938.0	2,749.3
Commitments and Contingencies
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,002 in 2011 and 76,202 in 2010	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2011 — 49,697,763 (net of 8,758,267 treasury shares) 2010 — 52,116,390 (net of 6,211,854 treasury shares)	0.6	0.6
Additional paid-in capital	666.7	652.8
Treasury stock	(136.5)	(74.0)
Retained earnings	888.2	833.7
Accumulated other comprehensive income (loss)	(97.4)	12.8
Total Company shareholders’ equity	1,325.4	1,429.7
Noncontrolling interest	112.5	122.7
Total equity	1,437.9	1,552.4
Total liabilities and equity	$4,375.9	$4,301.7
(1) See Note 22 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income including noncontrolling interest	$55.7	$63.6	$45.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111.6	101.6	107.2
Amortization on restricted stock awards	3.4	4.2	4.1
Foreign currency exchange (gain) loss	12.8	21.9	(7.0)
Loss on extinguishment of debt	—	—	7.6
Convertible debt instruments noncash interest charges	20.7	19.2	38.9
Deferred income taxes	7.4	20.7	(52.6)
Excess tax (benefits) deficiencies from stock-based compensation	(1.0)	0.1	(0.7)
(Gain) loss on disposal of property	(2.6)	(2.1)	3.0
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(53.9)	(93.7)	169.3
(Increase) decrease in inventories	(180.1)	(169.8)	237.1
(Increase) decrease in other assets	(3.0)	(34.6)	—
Increase (decrease) in accounts payable, accrued and other liabilities	126.8	166.7	(5.7)
Net cash flows of operating activities	97.8	97.8	546.3
Cash flows of investing activities:
Capital expenditures	(121.5)	(115.3)	(143.6)
Proceeds from properties sold	6.5	9.1	1.0
Acquisitions, net of cash acquired	—	(30.6)	(13.7)
Other	0.3	4.1	(3.8)
Net cash flows of investing activities	(114.7)	(132.7)	(160.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	1.0	(0.1)	0.7
Proceeds from other debt	1,891.4	752.2	1,233.0
Repayments of other debt	(1,835.8)	(710.6)	(1,393.0)
Payment of deferred financing fees	—	—	(14.5)
Dividends paid to non-controlling interest	(3.8)	(4.3)	—
Repurchase of common shares	(62.5)	—	—
Proceeds from exercise of stock options	1.5	0.4	0.4
Net cash flows of financing activities	(8.5)	37.3	(173.7)
Effect of exchange rate changes on cash and cash equivalents	0.8	(43.1)	4.3
Increase (decrease) in cash and cash equivalents	(24.6)	(40.7)	216.8
Cash and cash equivalents — beginning of period	458.7	499.4	282.6
Cash and cash equivalents — end of period	$434.1	$458.7	$499.4
Supplemental Information
Cash paid during the period for:
Income tax payments	$33.5	$75.3	$38.6
Interest paid	$63.2	$44.0	$49.4
Non-cash investing and financing activities:
Capital lease obligations for new equipment	$—	$—	$6.9
Capital expenditures included in accounts payable	$40.1	$34.7	$36.4
(1) See Note 22 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity
(dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Balance, December 31, 2008, (as restated) (2)	$1,127.0	76	$3.8	51,774	$0.6	$486.6	$(71.9)	$740.3	$(153.4)	$1,006.0	$121.0
Comprehensive income:
Net income including noncontrolling interest, (as restated)	45.1							37.4		37.4	7.7
Foreign currency translation adj., (as restated)	71.5								59.2	59.2	12.3
Gain on defined benefit plans adjustments, net of taxes of $9.4 million	12.8								13.6	13.6	(0.8)
Company deferred stock held in rabbi trust gain, net of $0.1 million tax expense	5.9								5.9	5.9
Gain on change in fair value of financial instruments, net of taxes of $37.3 million	61.3								57.8	57.8	3.5
Comprehensive income, as restated	196.6									173.9	22.7
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				156
Stock option and RSU expense	6.8					6.8				6.8
Exercise of stock options	0.4			65	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.3)			(14)			(0.3)			(0.3)
Amortization of nonvested shares	4.1					4.1				4.1
Excess tax benefits from stock-based Compensation	0.7					0.7				0.7
Extinguishment 1.0% Senior Convertible Notes	(11.0)					(11.0)				(11.0)
Issuance Subordinated Convertible Notes	149.5					149.5				149.5
Other	(0.6)			27	—		(0.7)	0.1		(0.6)
Balance, December 31, 2009, (as restated)	$1,472.9	76	$3.8	52,008	$0.6	$637.1	$(72.9)	$777.5	$(16.9)	$1,329.2	$143.7
Comprehensive income:
Net income including noncontrolling interest (as restated)[1]	63.6							56.5		56.5	7.1
Foreign currency translation adj. (as restated)	(9.4)								9.8	9.8	(19.2)
Loss on defined benefit plans adjustments net of taxes of $0.6 million	(2.3)								(2.3)	(2.3)
Gain on change in fair value of financial instruments, net of taxes of $8.4 million	21.5								22.2	22.2	(0.7)
Comprehensive income (as restated)	73.4									86.2	(12.8)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				109
Stock option and RSU expense	5.1					5.1				5.1
Exercise of stock options	0.4			33	—	0.4				0.4
Treasury shares related to nonvested stock vesting	(0.6)			(20)			(0.6)			(0.6)
Amortization of nonvested shares	4.2					4.2				4.2

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Excess tax benefits (deficiencies) from stock-based compensation	(0.1)					(0.1)				(0.1)
Dividends paid to non-controlling interest	(4.3)										(4.3)
Other	1.7			(14)	—	6.1	(0.5)			5.6	(3.9)
Balance, December 31, 2010 (as restated)(1)	$1,552.4	76	$3.8	52,116	$0.6	$652.8	$(74.0)	$833.7	$12.8	$1,429.7	$122.7
Comprehensive income:
Net income including noncontrolling interest (as restated)	55.7							54.8		54.8	0.9
Foreign currency translation adj. (as restated)	(60.6)								(57.1)	(57.1)	(3.5)
Loss on defined benefit plans adjustments net of taxes of $12.2 million	(18.0)								(15.6)	(15.6)	(2.4)
Loss on change in fair value of financial instruments, net of taxes of $8.2 million	(37.6)								(37.5)	(37.5)	(0.1)
Comprehensive income (loss) (as restated)	(60.5)									(55.4)	(5.1)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	8.3					8.3				8.3
Exercise of stock options	1.5			122	—	1.5				1.5
Treasury shares related to nonvested stock vesting	(0.5)			(13)			(0.5)			(0.5)
Amortization of nonvested shares	3.4					3.4				3.4
Excess tax benefits (deficiencies) from stock-based compensation	1.0					1.0				1.0
Dividends paid to non-controlling interest	(3.8)										(3.8)
Repurchase of common shares	(62.5)			(2,529)			(62.5)			(62.5)
Other	(1.1)			2	—	(0.3)	0.5			0.2	(1.3)
Balance, December 31, 2011 (as restated)(1)	$1,437.9	76	$3.8	49,698	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$1,325.4	$112.5
(1) See Note 22 - Restatement of Consolidated Financial Statements
(2) As of December 31, 2008 Retained Earnings was reduced by $3.6 million and $5.8 million for the effect of Restatement No. 1 and Restatement No. 2, respectively.  As of December 31, 2008 Accumulated Other Comprehensive Loss was increased by $5.3 million and reduced by $1.2 million for the effect of Restatement No. 1 and Restatement No. 2, respectively.  As of December 31, 2008 Noncontrolling Interest was reduced by $0.1 million for the effect of Restatement No. 2.
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

As a result of the retrospective application of this change in accounting principle, certain amounts in the Company's year ended December 31, 2009 consolidated statement of operations were adjusted as presented below:

	Year Ended December 31, 2009
(in millions, except per share data)	As Adjusted	Adjustments	As Restated
Cost of sales	$3,796.8	$77.8	$3,874.6
Operating income	241.3	(77.8)	163.5
Provision for income taxes	(61.4)	25.7	(35.7)
Net income including noncontrolling interest	97.2	(52.1)	45.1
Net income attributable to Company common shareholders	89.2	(52.1)	37.1
Earnings per common share - basic	1.71	(1.00)	0.71
Earnings per common share - assuming dilution	1.70	(0.99)	0.71

The consolidated statement of cash flows for the year ended December 31, 2009 was adjusted as presented below:

	Year Ended December 31, 2009
(in millions)	As Adjusted	Adjustments	As Restated
Net income including noncontrolling interests	$97.2	$(52.1)	$45.1
Deferred income taxes	(26.9)	(25.7)	(52.6)
Inventory impairment charges	(34.6)	34.6	—
Decrease in inventories	193.9	43.2	237.1
Net cash flows of operating activities	546.3	—	546.3
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2011, the Company had recorded a net deferred tax liability of $147.1 million ($34.9 million net current deferred tax asset less $182.0 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2011, the Company recorded a valuation allowance of $40.0 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The Company provided the disclosures required by those amendments retrospectively for all comparative periods presented. We have adopted the required disclosure  under this guidance with retrospective application as of January 1, 2013, see Note 10.
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
The FASB issued ASU No. 2010-12 "Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts" ("ASU 2010-12"), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740 - Income Taxes. Management completed its assessment and adoption of ASU 2010-12 in the third quarter of 2010, and determined it has no material impact on the Company.
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
4. Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2011, 2010 and 2009, the Company recorded a $31.7 million loss, $28.1 million loss and a $7.0 million gain, respectively. For 2011, other expense was primarily attributable to other expense of $24.4 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various regions in which the Company operate, primarily Africa, South America, and Mexico, and losses of $6.1 million on derivative instruments which were not designated as cash flow hedges. For 2010, other expense was primarily attributable to the $29.8 million Venezuelan currency devaluation, as well as other income of $7.7 million attributable to foreign currency transaction gains and losses which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.0 million on derivative instruments which were not designated as cash flow hedges. During 2009 the Company recorded other income (expense) primarily related to foreign currency transaction gains and losses.
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

(in millions)	Dec 31, 2011	Dec 31, 2010
Raw materials	$293.8	$205.9
Work in process	193.3	207.9
Finished goods	756.6	689.8
Total	$1,243.7	$1,103.6
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
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2011	Dec 31, 2010
Land	$107.3	$111.7
Buildings and leasehold improvements	302.2	308.4
Machinery, equipment and office furnishings	1,051.3	1,015.9
Construction in progress	94.2	72.4
Total — gross book value	1,555.0	1,508.4
Less accumulated depreciation	(536.5)	(476.5)
Total — net book value	$1,018.5	$1,031.9
Depreciation expense totaled $97.6 million, $85.1 million and $90.3 million for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.
Capital leases included within property, plant and equipment on the balance sheet were $7.8 million at December 31, 2011 and $8.0 million at December 31, 2010. Accumulated depreciation on capital leases was $2.6 million at December 31, 2011 and $2.0 million at December 31, 2010.
7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2009	$5.2	$—	$155.6	$160.8	$—	$0.5	$129.3	$129.8
Acquisitions	1.4	6.8	1.3	9.5	2.4	—	—	2.4
Currency translation and other adjustments	(4.3)	—	12.5	8.2	—	—	6.7	6.7
Balance, December 31, 2010	$2.3	$6.8	$169.4	$178.5	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(4.5)	(2.6)	(7.1)	—	—	(3.8)	(3.8)
Balance, December 31, 2011	$2.3	$2.3	$166.8	$171.4	$2.4	$0.5	$132.2	$135.1
The amounts of other intangible assets — customer relationships were as follows in millions of dollars:

	Dec 31, 2011	Dec 31, 2010
Amortized intangible assets:
Customer relationships	$108.3	$107.0
Accumulated amortization	(61.8)	(49.4)
Foreign currency translation adjustment	(0.1)	3.1
Total Amortized intangible assets	$46.4	$60.7
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
8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2011	Dec 31, 2010
Payroll related accruals	$62.2	$64.3
Customers deposits and prepayments	166.4	95.7
Taxes other than income	37.4	29.5
Customer rebates	61.1	54.4
Insurance claims and related expenses	18.8	12.1
Current and deferred income tax liabilities	17.4	22.5
Derivative liability	30.2	9.4
Other accrued liabilities	105.0	113.5
Total	$498.5	$401.4
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

	Spanish Term Loans (1)
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$31.4	$50.1
Fair Value	32.0	51.9
Interest rate — weighted average (2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Interest rate Swap (2)
Term Loan 1	20.0 Euros	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug and Feb	4.20%
Term Loan 2	10.0 Euros	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr and Oct	4.58%
Term Loan 3	21.0 Euros	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept and Dec	4.48%
Term Loan 4	15.0 Euros	Sept 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept and Dec Principal payments: Feb and Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.

Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean credit facilities
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$27.4	$38.1
Undrawn availability	108.8	125.4
Interest rate — weighted average	5.2%	3.1%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted accounts receivable facilities
(in millions)	Dec 31, 2011	Dec 31, 2010
Outstanding borrowings	$2.1	$—
Undrawn availability	69.2	113.7
Interest rate — weighted average	2.0%	—
Maturity date	Various
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

As of  December 31, 2011 and December 31, 2010 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheet.  As of  December 31, 2011 and December 31, 2010 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2011 there were contracts held by the Company that required $0.7 million in collateral to secure the Company's derivative liability positions. As of December 31, 2010, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
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

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
United States	$51.2	$32.1	$(34.3)
Foreign	40.2	76.0	114.2
Total	$91.4	$108.1	$79.9
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Current tax expense:
Federal	$(8.6)	$(32.7)	$(0.3)
State	(0.4)	(2.1)	1.2
Foreign	40.2	60.0	87.4
Deferred tax expense (benefit):
Federal	19.3	24.1	(16.7)
State	1.7	0.3	(1.1)
Foreign	(13.6)	(3.7)	(34.8)
Total	$38.6	$45.9	$35.7
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Income tax expense (benefit) at Federal statutory tax rate	$32.0	$37.8	$28.0
Foreign tax rate differential	0.1	(3.9)	(3.2)
Foreign withholding taxes	3.4	4.9	3.4
Change in valuation allowance	5.3	9.5	10.5
Change in uncertain tax positions	(4.8)	(11.4)	12.7
Nondeductible / nontaxable items	1.9	6.4	(10.0)
Other (net)	0.7	2.6	(5.7)
Total	$38.6	$45.9	$35.7

The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2011	Dec 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$54.2	$41.5
Pension and retiree benefits accruals	34.2	25.3
Inventory	15.9	17.6
Depreciation and fixed assets	6.7	7.9
Tax credit carryforwards	6.9	9.3
Other liabilities	53.9	43.9
Valuation allowance	(40.0)	(38.9)
Total deferred tax assets	131.8	106.6
Deferred tax liabilities:
Convertible debt discount	131.2	116.6
Inventory	2.2	5.1
Depreciation and fixed assets	82.9	78.4
Intangibles	44.0	55.5
Other	18.6	11.0
Total deferred tax liabilities	278.9	266.6
Net deferred tax assets (liabilities)	$(147.1)	$(160.0)
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
As of December 31, 2011 the Company has recorded a valuation allowance of approximately $40.0 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards.
The Company has recognized deferred tax assets of approximately $20 million for tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
Spain	$46.9	2025 - 2026
Brazil	6.3	Indefinite
New Zealand	9.0	Indefinite
Others	7.4	Various
Total	$69.6
The Company also has various foreign subsidiaries with approximately $113 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $720 million as of December 31, 2011. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 66% of equity investments and 34% of fixed-income investments at December 31, 2011 and 68% of equity investments and 32% of fixed-income investments at December 31, 2010.

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
13. Total Equity
The components of accumulated other comprehensive income (loss) as of December 31, 2011 and December 31, 2010, respectively, consisted of the following (in millions):

	Fiscal Years Ended
	December 31, 2011		December 31, 2010
	Company common shareholders	Noncontrolling interest	Company common shareholders	Noncontrolling interest
Foreign currency translation adjustment	$(36.3)	$(18.3)	$20.8	$(14.8)
Pension adjustments, net of tax	(63.0)	(3.2)	(47.4)	(0.8)
Change in fair value of derivatives, net of tax	(5.7)	(0.6)	31.8	(0.5)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(97.4)	$(22.1)	$12.8	$(16.1)
Comprehensive income consists of the following (in millions):

	Fiscal Years Ended
	December 31, 2011		December 31, 2010
	Company common shareholders	Noncontrolling interest	Company common shareholders	Noncontrolling interest
Net income (1)	$54.8	$0.9	$56.5	$7.1
Currency translation gain (loss)	(57.1)	(3.5)	9.8	(19.2)
Defined benefit plan adjustments, net of tax	(15.6)	(2.4)	(2.3)	—
Change in fair value of derivatives, net of tax	(37.5)	(0.1)	22.2	(0.7)
Comprehensive income (loss)	$(55.4)	$(5.1)	$86.2	$(12.8)

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

A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Earnings per share — basic:
Net income attributable to Company common shareholders — for basic EPS computation (1)	$54.5	$56.2	$37.1
Weighted average shares outstanding for basic EPS computation (2,3)	51.9	52.1	52.0
Earnings per common share — basic (3)	$1.05	$1.08	$0.71
Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$54.5	$56.2	$37.1
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3
Net income attributable to Company common shareholders — for diluted EPS computation (1)	$54.8	$56.5	$37.4
Weighted average shares outstanding including nonvested shares	51.9	52.1	52.0
Dilutive effect of convertible bonds	0.6	—	—
Dilutive effect of stock options and restricted stock units	0.8	0.6	0.4
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	53.7	53.1	52.8
Earnings per common share — assuming dilution	$1.02	$1.06	$0.71

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
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

	Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Net Sales:
North America	$2,120.2	$1,785.0	$1,484.6
Europe and Mediterranean	1,737.9	1,499.0	1,563.6
ROW	1,950.1	1,572.0	1,330.4
Total	$5,808.2	$4,856.0	$4,378.6
Segment Operating Income:
North America	$121.8	$96.9	$19.8
Europe and Mediterranean	30.3	36.8	70.2
ROW	62.5	74.1	73.5
Total	$214.6	$207.8	$163.5
Capital Expenditures:
North America	$22.2	$20.5	$28.8
Europe and Mediterranean	41.1	32.9	78.3
ROW	58.2	61.9	36.5
Total	$121.5	$115.3	$143.6
Depreciation Expense:
North America	$27.2	$28.9	$29.2
Europe and Mediterranean	38.3	35.8	34.9
ROW	32.1	20.4	26.2
Total	$97.6	$85.1	$90.3
Total Assets:
North America	$791.4	$866.7
Europe and Mediterranean	1,435.1	1,475.9
ROW	1,914.0	1,807.9
Corporate	235.4	151.2
Total	$4,375.9	$4,301.7
Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Electric Utility	$1,792.8	$1,492.5	$1,487.8
Electrical Infrastructure	1,708.3	1,345.7	1,095.2
Construction	1,395.3	1,196.7	1,008.5
Communications	655.3	593.7	626.1
Rod Mill Products	256.5	227.4	161.0
Total	$5,808.2	$4,856.0	$4,378.6
Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2011	Dec 31, 2010
United States	$1,712.2	$1,471.6	$1,239.9	$220.1	$226.8
Spain	400.1	405.6	453.2	180.0	194.7
Others	3,695.9	2,978.8	2,685.5	1,076.8	1,094.2
Total	$5,808.2	$4,856.0	$4,378.6	$1,476.9	$1,515.7
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
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2011 were as follows: 2012 — $20.0 million, 2013 — $13.3 million, 2014 — $13.1 million, 2015 — $8.2 million, 2016 — $5.7 million and thereafter $13.4 million. Rental expense recorded in income from continuing operations was $20.7 million, $19.0 million and $23.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
18. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2011 and 2010, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $18.3 million and $17.0 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations and comprehensive income (loss) under “Equity in net earnings of affiliated companies.” In 2011, 2010 and 2009, equity in net earnings of affiliated companies was $2.9 million, $1.4 million, and $0.9 million, respectively. As of December 31, 2011, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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
The Company has revised the method used to calculate the quarterly amounts to correct the inventory theft and accounting errors in Brazil.  The adjustments are not materially different in any given interim period from the amounts calculated in arriving at the revised amounts previously presented.  Summarized historical quarterly financial data for 2011 and 2010, restated for the effects of the errors more fully described in Note 22 - Restatement of Consolidated Financial Statements to the consolidated financial statements, are set forth below (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)(1)	(as restated)(2)	(as restated)(3)	(as restated)(4)
2011 - As Originally Filed
Net sales	$1,447.6	$1,532.2	$1,517.8	$1,369.1
Gross profit	167.0	174.6	156.4	127.6
Net income (loss) attributable to Company common shareholders	38.2	37.5	3.6	4.4
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	38.3	37.6	3.7	4.5
Earnings (loss) per common share — basic	$0.73	$0.72	$0.07	$0.09
Earnings (loss) per common share — assuming dilution	$0.70	$0.68	$0.07	$0.09
2011 - Effect of Restatement #1
Net sales	$—	$—	$—	$—
Gross profit	(4.0)	(4.3)	(4.7)	(4.9)
Net income (loss) attributable to Company common shareholders	(4.2)	(4.3)	(5.7)	(3.8)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(4.2)	(4.3)	(5.7)	(3.9)
Earnings (loss) per common share — basic	$(0.08)	$(0.08)	$(0.11)	$(0.08)
Earnings (loss) per common share — assuming dilution	$(0.07)	$(0.07)	$(0.11)	$(0.08)
2011 - Restatement #1
Net sales	$1,447.6	$1,532.2	$1,517.8	$1,369.1
Gross profit	163.0	170.3	151.7	122.7
Net income (loss) attributable to Company common shareholders	34.0	33.2	(2.1)	0.6
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	34.1	33.3	(2.0)	0.6
Earnings (loss) per common share — basic	$0.65	$0.64	$(0.04)	$0.01
Earnings (loss) per common share — assuming dilution	$0.63	$0.61	$(0.04)	$0.01
2011 - Effect of Restatement #2
Net sales	$(9.9)	$1.3	$(26.7)	$(23.2)
Gross profit	(4.2)	3.3	(8.0)	(4.5)
Net income (loss) attributable to Company common shareholders	(2.5)	1.4	(6.3)	(3.8)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(2.5)	1.4	(6.3)	(3.8)
Earnings (loss) per common share — basic	$(0.05)	$0.02	$(0.12)	$(0.07)
Earnings (loss) per common share — assuming dilution	$(0.05)	$0.02	$(0.12)	$(0.07)
2011 - Restated
Net sales	$1,437.7	$1,533.5	$1,491.1	$1,345.9
Gross profit	158.8	173.6	143.7	118.2
Net income (loss) attributable to Company common shareholders	31.5	34.6	(8.4)	(3.2)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	31.6	34.7	(8.3)	(3.2)
Earnings (loss) per common share — basic	$0.60	$0.66	$(0.16)	$(0.06)
Earnings (loss) per common share — assuming dilution	$0.58	$0.63	$(0.16)	$(0.06)
(1) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended April 1, 2011 filed by the Company on May 6, 2011. The “Restatement #1” rows correspond to Form 10-Q/A for the fiscal quarter ended March 30, 2012 filed by the Company on March 1, 2013.

(2) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended July 1, 2011 filed by the Company on August 4, 2011. The “Restatement #1” rows correspond to Form 10-Q/A for the fiscal quarter ended June 29, 2012 filed by the Company on March 1, 2013.

(3) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended September 30, 2011 filed by the Company on November 3, 2011. The “Restatement #1” rows correspond to Form 10-Q/A for the fiscal quarter ended September 28, 2012 filed by the Company on March 1, 2013.

(4) In the above table, the “As Originally Filed” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012. The “Restatement #1” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.
Quarterly results have been impacted by changes in volume, copper and aluminum prices as well as seasonal factors inherent in the Company's businesses.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)(1)	(as restated)(2)	(as restated)(3)	(as restated)(4)
2010 - As Originally Filed
Net sales	$1,098.0	$1,208.6	$1,200.5	$1,357.8
Gross profit	137.6	144.7	125.3	146.4
Net income (loss) attributable to Company common shareholders	(7.8)	23.8	18.1	35.0
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(7.7)	23.9	18.2	35.1
Earnings (loss) per common share — basic	$(0.15)	$0.46	$0.35	$0.67
Earnings (loss) per common share — assuming dilution	$(0.15)	$0.45	$0.34	$0.66
2010 Effect of Restatement #1
Net sales	$—	$—	$—	$—
Gross profit	(1.5)	(1.9)	(2.1)	(2.8)
Net income (loss) attributable to Company common shareholders	(1.5)	(2.0)	(2.1)	(2.1)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(1.5)	(2.0)	(2.1)	(2.2)
Earnings (loss) per common share — basic	$(0.03)	$(0.04)	$(0.04)	$(0.04)
Earnings (loss) per common share — assuming dilution	$(0.03)	$(0.04)	$(0.04)	$(0.04)
2010 Restatement #1
Net sales	$1,098.0	$1,208.6	$1,200.5	$1,357.8
Gross profit	136.1	142.8	123.2	143.6
Net income (loss) attributable to Company common shareholders	(9.3)	21.8	16.0	32.9
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(9.2)	21.9	16.1	32.9
Earnings (loss) per common share — basic	$(0.18)	$0.42	$0.31	$0.63
Earnings (loss) per common share — assuming dilution	$(0.18)	$0.41	$0.30	$0.62
2010 Effect of Restatement #2
Net sales	$6.7	$(0.1)	$(4.7)	$(10.8)
Gross profit	(2.1)	(1.2)	—	(2.5)
Net income (loss) attributable to Company common shareholders	(1.7)	(1.2)	(0.6)	(1.7)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(1.7)	(1.2)	(0.6)	(1.7)
Earnings (loss) per common share — basic	$(0.03)	$(0.02)	$(0.01)	$(0.03)
Earnings (loss) per common share — assuming dilution	$(0.03)	$(0.02)	$(0.01)	$(0.03)
2010 - Restated
Net sales	$1,104.7	$1,208.5	$1,195.8	$1,347.0
Gross profit	134.0	141.6	123.2	141.1
Net income (loss) attributable to Company common shareholders	(11.0)	20.6	15.4	31.2
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(10.9)	20.7	15.5	31.2
Earnings (loss) per common share — basic	$(0.21)	$0.40	$0.30	$0.60
Earnings (loss) per common share — assuming dilution	$(0.21)	$0.39	$0.29	$0.59

(1) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended April 2, 2010 filed by the Company on May 12, 2010. The “Restatement #1” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

(2) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended July 2, 2010 filed by the Company on August 6, 2010. The “Restatement #1” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

(3) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended October 1, 2010 filed by the Company on November 5, 2010. The “Restatement #1” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

(4) In the above table, the “As Originally Filed” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012. The “Restatement #1” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.
Quarterly results have been impacted by changes in volume, copper and aluminum prices as well as seasonal factors inherent in the Company's businesses.

21. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes due in 2012, the $355.0 million of 0.875% Convertible Notes due in 2013, the $200.0 million of 7.125% Senior Notes due in 2017 and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. In December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The years ended December 31, 2011, 2010, and 2009 Condensed Statements of Operations and Comprehensive Income (Loss) Information, the December 31, 2011 and 2010 Condensed Balance Sheet Information and the years ended December 31, 2011, 2010, and 2009 Condensed Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the years ended December 31, 2011, 2010 and 2009 and overstated inventory balances as of December 31, 2011 and 2010. The Company also identified additional errors related to foreign currency adjustments between the Company's U.S. and Canadian subsidiaries and within the Company's Mexican subsidiary. As a result, the Company restated for these errors in its previously issued consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 and quarterly operating results (unaudited) in Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued consolidated financial statements and quarterly operating results (unaudited) is referred to as “Restatement No. 1”.
In remediating the material weaknesses associated with Restatement No. 1, subsequent to the First Amended Filing, the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT assets in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the accompanying restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 (“Restatement No. 2”).
The following Supplemental Guarantor and Parent Company Condensed Financial Information has been restated and recast for the effects of Restatement No. 1, the effects of the removal of the Canadian subsidiaries as guarantor subsidiaries and the effects of Restatement No. 2, which are each reflected in separate tables. The effects of Restatement No. 1 and the effects of Restatement No. 2 are further described in Note 22 - Restatement of Consolidated Financial Statements.
For the year ended December 31, 2011 Condensed Statement of Operations and Comprehensive Income (Loss) Information, Condensed Balance Sheet Information and Condensed Statement of Cash Flow Information, the respective amounts presented in the "As Originally Filed" tables correspond to Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012. For the year ended December 31, 2010 Condensed Statement of Operations and Comprehensive Income (Loss) Information, Condensed Balance Sheet Information and Condensed Statement of Cash Flow Information, the respective amounts presented in the "As Originally Filed" tables correspond to Form 10-K for the fiscal year ended December 31, 2010 filed by the Company on February 25, 2011. For the year ended December 31, 2009 Condensed Statement of Operations and Comprehensive Income (Loss) Information and Condensed Statement of Cash Flow Information, the respective amounts presented in the "As Originally Filed" tables correspond to Form 10-K for the fiscal year ended December 31, 2009 filed by the Company on March 1, 2010.
Before consideration of the Parent Company's and Guarantor Subsidiaries' proportionate share of their respective equity adjustments for net income (loss) applicable to Company common shareholders and other comprehensive income (loss), each of the errors described above and in further detail in Note 22 impact the condensed financial information of the Non-Guarantor Subsidiaries and has been reflected in the "Effect of Restatement #1"and the "Effect of Restatement #2" tables.
The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the Parent Company and Guarantor Subsidiaries for the years ended December 31, 2011, 2010 and 2009 have been restated in the respective "Effect of Restatement #2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations, which were previously omitted from the prior filings.

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,070.3	$3,796.4	$—	$5,866.7
Intercompany	55.9	—	51.3	(107.2)	—
	55.9	2,070.3	3,847.7	(107.2)	5,866.7
Cost of sales	—	1,819.3	3,473.1	(51.3)	5,241.1
Gross profit	55.9	251.0	374.6	(55.9)	625.6
Selling, general and administrative expenses	44.6	142.8	246.1	(55.9)	377.6
Operating income	11.3	108.2	128.5	—	248.0
Other income (expense)	(0.1)	(0.5)	(31.1)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(45.9)	101.3	(99.2)
Interest income	88.6	12.0	8.4	(101.3)	7.7
	25.6	(79.6)	(37.5)	—	(91.5)
Income before income taxes	36.8	28.1	59.9	—	124.8
Income tax benefit (provision)	(15.8)	—	(26.7)	—	(42.5)
Equity in net income of subsidiaries	63.1	35.0	0.2	(95.4)	2.9
Net income including noncontrolling interest	84.1	63.1	33.4	(95.4)	85.2
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income applicable to Company common shareholders	$83.8	$63.1	$32.3	$(95.4)	$83.8
Comprehensive income (loss):
Net income (loss)	$84.1	$63.1	$33.4	$(95.4)	$85.2
Currency translation gain (loss)	(0.5)	(32.3)	(36.2)	—	(69.0)
Defined benefit plan adjustments, net of tax	—	(18.9)	0.9	—	(18.0)
Change in fair value of derivatives, net of tax	—	(3.8)	(33.8)	—	(37.6)
Comprehensive income (loss), net of tax	83.6	8.1	(35.7)	(95.4)	(39.4)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(4.9)	—	(4.9)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$83.6	$8.1	$(30.8)	$(95.4)	$(34.5)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	17.9	—	17.9
Gross profit	—	—	(17.9)	—	(17.9)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(17.9)	—	(17.9)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(17.9)	—	(17.9)
Income tax benefit (provision)	—	—	(0.2)	—	(0.2)
Equity in net income of subsidiaries	(18.1)	(18.1)	—	36.2	—
Net income including noncontrolling interest	(18.1)	(18.1)	(18.1)	36.2	(18.1)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(18.1)	$(18.1)	$(18.1)	$36.2	$(18.1)
Comprehensive income (loss):
Net income (loss)	$(18.1)	$(18.1)	$(18.1)	$36.2	$(18.1)
Currency translation gain (loss)	—	—	5.9	—	5.9
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(18.1)	(18.1)	(12.2)	36.2	(12.2)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(18.1)	$(18.1)	$(12.2)	$36.2	$(12.2)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(213.3)	$213.3	$—	$—
Intercompany	—	116.4	153.6	(270.0)	—
	—	(96.9)	366.9	(270.0)	—
Cost of sales	—	(76.8)	346.8	(270.0)	—
Gross profit	—	(20.1)	20.1	—	—
Selling, general and administrative expenses	—	(12.1)	12.1	—	—
Operating income	—	(8.0)	8.0	—	—
Other income (expense)	—	0.3	(0.3)	—	—
Interest income (expense):
Interest expense	—	—	(3.0)	3.0	—
Interest income	—	3.0	—	(3.0)	—
	—	3.0	(3.0)	—	—
Income before income taxes	—	(4.7)	4.7	—	—
Income tax benefit (provision)	—	2.6	(2.6)	—	—
Equity in net income of subsidiaries	—	2.1	2.4	(4.5)	—
Net income including noncontrolling interest	—	—	4.5	(4.5)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$4.5	$(4.5)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$4.5	$(4.5)	$—
Currency translation gain (loss)	—	24.0	(24.0)	—	—
Defined benefit plan adjustments, net of tax	—	3.9	(3.9)	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	27.9	(23.4)	(4.5)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$27.9	$(23.4)	$(4.5)	$—

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(58.5)	$—	$(58.5)
Intercompany	—	—	—	—	—
	—	—	(58.5)	—	(58.5)
Cost of sales	—	—	(45.1)	—	(45.1)
Gross profit	—	—	(13.4)	—	(13.4)
Selling, general and administrative expenses	—	—	2.1	—	2.1
Operating income	—	—	(15.5)	—	(15.5)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(15.5)	—	(15.5)
Income tax benefit (provision)	—	—	4.1	—	4.1
Equity in net income of subsidiaries	(11.2)	(11.2)	—	22.4	—
Net income including noncontrolling interest	(11.2)	(11.2)	(11.4)	22.4	(11.4)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Net income applicable to Company common shareholders	$(11.2)	$(11.2)	$(11.2)	$22.4	$(11.2)
Comprehensive income (loss):
Net income (loss)	$(11.2)	$(11.2)	$(11.4)	$22.4	$(11.4)
Currency translation gain (loss)	(56.6)	(48.3)	2.5	104.9	2.5
Defined benefit plan adjustments, net of tax	(15.6)	(0.6)	—	16.2	—
Change in fair value of derivatives, net of tax	(37.5)	(33.7)	—	71.2	—
Comprehensive income (loss), net of tax	(120.9)	(93.8)	(8.9)	214.7	(8.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(120.9)	$(93.8)	$(8.7)	$214.7	$(8.7)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,857.0	$3,951.2	$—	$5,808.2
Intercompany	55.9	116.4	204.9	(377.2)	—
	55.9	1,973.4	4,156.1	(377.2)	5,808.2
Cost of sales	—	1,742.5	3,792.7	(321.3)	5,213.9
Gross profit	55.9	230.9	363.4	(55.9)	594.3
Selling, general and administrative expenses	44.6	130.7	260.3	(55.9)	379.7
Operating income	11.3	100.2	103.1	—	214.6
Other income (expense)	(0.1)	(0.2)	(31.4)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(48.9)	104.3	(99.2)
Interest income	88.6	15.0	8.4	(104.3)	7.7
	25.6	(76.6)	(40.5)	—	(91.5)
Income before income taxes	36.8	23.4	31.2	—	91.4
Income tax benefit (provision)	(15.8)	2.6	(25.4)	—	(38.6)
Equity in net income of subsidiaries	33.8	7.8	2.6	(41.3)	2.9
Net income including noncontrolling interest	54.8	33.8	8.4	(41.3)	55.7
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	0.9	—	0.9
Net income applicable to Company common shareholders	$54.5	$33.8	$7.5	$(41.3)	$54.5
Comprehensive income (loss):
Net income (loss)	$54.8	$33.8	$8.4	$(41.3)	$55.7
Currency translation gain (loss)	(57.1)	(56.6)	(51.8)	104.9	(60.6)
Defined benefit plan adjustments, net of tax	(15.6)	(15.6)	(3.0)	16.2	(18.0)
Change in fair value of derivatives, net of tax	(37.5)	(37.5)	(33.8)	71.2	(37.6)
Comprehensive income (loss), net of tax	(55.4)	(75.9)	(80.2)	151.0	(60.5)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(5.1)	—	(5.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(55.4)	$(75.9)	$(75.1)	$151.0	$(55.4)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,740.2	$3,124.7	$—	$4,864.9
Intercompany	51.2	0.3	75.4	(126.9)	—
	51.2	1,740.5	3,200.1	(126.9)	4,864.9
Cost of sales	—	1,526.3	2,860.3	(75.7)	4,310.9
Gross profit	51.2	214.2	339.8	(51.2)	554.0
Selling, general and administrative expenses	40.3	131.7	210.8	(51.2)	331.6
Operating income	10.9	82.5	129.0	—	222.4
Other income (expense)	0.1	(0.9)	(27.3)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(24.9)	92.8	(77.0)
Interest income	81.6	10.9	5.7	(92.8)	5.4
	20.1	(72.5)	(19.2)	—	(71.6)
Income (loss) before income taxes	31.1	9.1	82.5	—	122.7
Income tax benefit (provision)	(12.0)	20.8	(56.0)	—	(47.2)
Equity in net income (loss) of subsidiaries	50.4	20.5	0.1	(69.6)	1.4
Net income including noncontrolling interest	69.5	50.4	26.6	(69.6)	76.9
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.4	—	7.4
Net income applicable to Company common shareholders	$69.2	$50.4	$19.2	$(69.6)	$69.2
Comprehensive income (loss):
Net income (loss)	$69.5	$50.4	$26.6	$(69.6)	$76.9
Currency translation gain (loss)	1.6	(23.2)	14.9	—	(6.7)
Defined benefit plan adjustments, net of tax	—	(2.6)	0.3	—	(2.3)
Change in fair value of derivatives, net of tax	—	(10.7)	32.2	—	21.5
Comprehensive income (loss), net of tax	71.1	13.9	74.0	(69.6)	89.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(12.5)	—	(12.5)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$71.1	$13.9	$86.5	$(69.6)	$101.9

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	8.3	—	8.3
Gross profit	—	—	(8.3)	—	(8.3)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(8.3)	—	(8.3)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(8.3)	—	(8.3)
Income tax benefit (provision)	—	—	0.5	—	0.5
Equity in net income (loss) of subsidiaries	(7.8)	(7.8)	—	15.6	—
Net income including noncontrolling interest	(7.8)	(7.8)	(7.8)	15.6	(7.8)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(7.8)	$(7.8)	$(7.8)	$15.6	$(7.8)
Comprehensive income (loss):
Net income (loss)	$(7.8)	$(7.8)	$(7.8)	$15.6	$(7.8)
Currency translation gain (loss)	—	(0.1)	(1.7)	—	(1.8)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(7.8)	(7.9)	(9.5)	15.6	(9.6)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(7.8)	$(7.9)	$(9.5)	$15.6	$(9.6)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(188.4)	$188.4	$—	$—
Intercompany	—	110.6	114.0	(224.6)	—
	—	(77.8)	302.4	(224.6)	—
Cost of sales	—	(65.7)	290.3	(224.6)	—
Gross profit	—	(12.1)	12.1	—	—
Selling, general and administrative expenses	—	(9.7)	9.7	—	—
Operating income	—	(2.4)	2.4	—	—
Other income (expense)	—	0.7	(0.7)	—	—
Interest income (expense):
Interest expense	—	—	(2.9)	2.9	—
Interest income	—	2.9	—	(2.9)	—
	—	2.9	(2.9)	—	—
Income (loss) before income taxes	—	1.2	(1.2)	—	—
Income tax benefit (provision)	—	0.3	(0.3)	—	—
Equity in net income (loss) of subsidiaries	—	(1.5)	1.3	0.2	—
Net income including noncontrolling interest	—	—	(0.2)	0.2	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$(0.2)	$0.2	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.2)	$0.2	$—
Currency translation gain (loss)	—	3.2	(3.2)	—	—
Defined benefit plan adjustments, net of tax	—	2.9	(2.9)	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	6.1	(6.3)	0.2	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$6.1	$(6.3)	$0.2	$—

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(8.9)	$—	$(8.9)
Intercompany	—	—	—	—	—
	—	—	(8.9)	—	(8.9)
Cost of sales	—	—	(3.1)	—	(3.1)
Gross profit	—	—	(5.8)	—	(5.8)
Selling, general and administrative expenses	—	—	0.5	—	0.5
Operating income	—	—	(6.3)	—	(6.3)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(6.3)	—	(6.3)
Income tax benefit (provision)	—	—	0.8	—	0.8
Equity in net income (loss) of subsidiaries	(5.2)	(5.2)	—	10.4	—
Net income including noncontrolling interest	(5.2)	(5.2)	(5.5)	10.4	(5.5)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	(0.3)	—	(0.3)
Net income applicable to Company common shareholders	$(5.2)	$(5.2)	$(5.2)	$10.4	$(5.2)
Comprehensive income (loss):
Net income (loss)	$(5.2)	$(5.2)	$(5.5)	$10.4	$(5.5)
Currency translation gain (loss)	8.2	28.3	(0.9)	(36.5)	(0.9)
Defined benefit plan adjustments, net of tax	(2.3)	(2.6)	—	4.9	—
Change in fair value of derivatives, net of tax	22.2	32.9	—	(55.1)	—
Comprehensive income (loss), net of tax	22.9	53.4	(6.4)	(76.3)	(6.4)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$22.9	$53.4	$(6.1)	$(76.3)	$(6.1)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,551.8	$3,304.2	$—	$4,856.0
Intercompany	51.2	110.9	189.4	(351.5)	—
	51.2	1,662.7	3,493.6	(351.5)	4,856.0
Cost of sales	—	1,460.6	3,155.8	(300.3)	4,316.1
Gross profit	51.2	202.1	337.8	(51.2)	539.9
Selling, general and administrative expenses	40.3	122.0	221.0	(51.2)	332.1
Operating income	10.9	80.1	116.8	—	207.8
Other income (expense)	0.1	(0.2)	(28.0)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(27.8)	95.7	(77.0)
Interest income	81.6	13.8	5.7	(95.7)	5.4
	20.1	(69.6)	(22.1)	—	(71.6)
Income (loss) before income taxes	31.1	10.3	66.7	—	108.1
Income tax benefit (provision)	(12.0)	21.1	(55.0)	—	(45.9)
Equity in net income (loss) of subsidiaries	37.4	6.0	1.4	(43.4)	1.4
Net income including noncontrolling interest	56.5	37.4	13.1	(43.4)	63.6
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.1	—	7.1
Net income applicable to Company common shareholders	$56.2	$37.4	$6.0	$(43.4)	$56.2
Comprehensive income (loss):
Net income (loss)	$56.5	$37.4	$13.1	$(43.4)	$63.6
Currency translation gain (loss)	9.8	8.2	9.1	(36.5)	(9.4)
Defined benefit plan adjustments, net of tax	(2.3)	(2.3)	(2.6)	4.9	(2.3)
Change in fair value of derivatives, net of tax	22.2	22.2	32.2	(55.1)	21.5
Comprehensive income (loss), net of tax	86.2	65.5	51.8	(130.1)	73.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(12.8)	—	(12.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$86.2	$65.5	$64.6	$(130.1)	$86.2

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2009 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,460.2	$2,925.0	$—	$4,385.2
Intercompany	49.3	2.4	42.2	(93.9)	—
	49.3	1,462.6	2,967.2	(93.9)	4,385.2
Cost of sales	—	1,310.8	2,597.1	(42.2)	3,865.7
Gross profit	49.3	151.8	370.1	(51.7)	519.5
Selling, general and administrative expenses	38.9	142.2	210.2	(51.7)	339.6
Operating income	10.4	9.6	159.9	—	179.9
Other income (expense)	0.2	(0.2)	7.0	—	7.0
Interest income (expense):
Interest expense	(69.5)	(70.6)	(36.7)	90.2	(86.6)
Interest income	68.9	21.4	3.5	(90.2)	3.6
Loss on extinguishment of debt	(7.6)	—	—	—	(7.6)
	(8.2)	(49.2)	(33.2)	—	(90.6)
Income before income taxes	2.4	(39.8)	133.7	—	96.3
Income tax (provision)	(1.9)	4.1	(34.9)	—	(32.7)
Equity in net income of subsidiaries	56.1	91.8	0.3	(147.3)	0.9
Net income including noncontrolling interest	56.6	56.1	99.1	(147.3)	64.5
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.9	—	7.9
Net income applicable to Company common shareholders	$56.3	$56.1	$91.2	$(147.3)	$56.3
Comprehensive income (loss)
Net income (loss)	56.6	56.1	99.1	(147.3)	64.5
Currency translation gain (loss)	$3.8	$17.4	$54.2	$—	75.4
Defined benefit plan adjustments, net of tax	$—	$15.5	$(2.7)	$—	12.8
Change in fair value of derivatives, net of tax	$—	$37.8	$23.5	$—	61.3
Company deferred stock held in rabbi trust gain, net of tax	$—	$5.9	$—	$—	5.9
Comprehensive income (loss), net of tax	$60.4	$132.7	$174.1	$(147.3)	$219.9
Comprehensive income (loss) attributable to non-controlling interest, net of tax	$—	$—	$22.9	$—	22.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	60.4	132.7	151.2	(147.3)	197.0

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2009 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	13.7	—	13.7
Gross profit	—	—	(13.7)	—	(13.7)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(13.7)	—	(13.7)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(13.7)	—	(13.7)
Income tax (provision)	—	—	(3.1)	—	(3.1)
Equity in net income of subsidiaries	(16.8)	(16.8)	—	33.6	—
Net income including noncontrolling interest	(16.8)	(16.8)	(16.8)	33.6	(16.8)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(16.8)	$(16.8)	$(16.8)	$33.6	$(16.8)
Comprehensive income (loss)
Net income (loss)	(16.8)	(16.8)	(16.8)	33.6	(16.8)
Currency translation gain (loss)	$—	$(0.2)	$(2.5)	$—	(2.7)
Defined benefit plan adjustments, net of tax	$—	$—	$—	$—	—
Change in fair value of derivatives, net of tax	$—	$—	$—	$—	—
Company deferred stock held in rabbi trust gain, net of tax	$—	$—	$—	$—	—
Comprehensive income (loss), net of tax	$(16.8)	$(17.0)	$(19.3)	$33.6	$(19.5)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	$—	$—	$—	$—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(16.8)	(17.0)	(19.3)	33.6	(19.5)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2009 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(169.2)	$169.2	$—	$—
Intercompany	—	98.9	94.8	(193.7)	—
	—	(70.3)	264.0	(193.7)	—
Cost of sales	—	(60.4)	254.1	(193.7)	—
Gross profit	—	(9.9)	9.9	—	—
Selling, general and administrative expenses	—	(10.2)	10.2	—	—
Operating income	—	0.3	(0.3)	—	—
Other income (expense)	—	(2.0)	2.0	—	—
Interest income (expense):
Interest expense	—	—	(2.6)	2.6	—
Interest income	—	2.6	—	(2.6)	—
Loss on extinguishment of debt	—	—	—	—	—
	—	2.6	(2.6)	—	—
Income before income taxes	—	0.9	(0.9)	—	—
Income tax (provision)	—	(0.4)	0.4	—	—
Equity in net income of subsidiaries	—	(0.5)	0.6	(0.1)	—
Net income including noncontrolling interest	—	—	0.1	(0.1)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$0.1	$(0.1)	$—
Comprehensive income (loss)
Net income (loss)	—	—	0.1	(0.1)	—
Currency translation gain (loss)	$—	$(6.6)	$6.6	$—	—
Defined benefit plan adjustments, net of tax	$—	$(0.2)	$0.2	$—	—
Change in fair value of derivatives, net of tax	$—	$—	$—	$—	—
Company deferred stock held in rabbi trust gain, net of tax	$—	$—	$—	$—	—
Comprehensive income (loss), net of tax	$—	$(6.8)	$6.9	$(0.1)	$—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	$—	$—	$—	$—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	—	(6.8)	6.9	(0.1)	—

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2009 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(6.6)	$—	$(6.6)
Intercompany	—	—	—	—	—
	—	—	(6.6)	—	(6.6)
Cost of sales	—	—	(4.8)	—	(4.8)
Gross profit	—	—	(1.8)	—	(1.8)
Selling, general and administrative expenses	—	—	0.9	—	0.9
Operating income	—	—	(2.7)	—	(2.7)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(2.7)	—	(2.7)
Income tax (provision)	—	—	0.1	—	0.1
Equity in net income of subsidiaries	(2.4)	(2.4)	—	4.8	—
Net income including noncontrolling interest	(2.4)	(2.4)	(2.6)	4.8	(2.6)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Net income applicable to Company common shareholders	$(2.4)	$(2.4)	$(2.4)	$4.8	$(2.4)
Comprehensive income (loss)
Net income (loss)	(2.4)	(2.4)	(2.6)	4.8	(2.6)
Currency translation gain (loss)	$55.4	$44.8	$(1.2)	$(100.2)	(1.2)
Defined benefit plan adjustments, net of tax	$13.6	$(1.7)	$—	$(11.9)	—
Change in fair value of derivatives, net of tax	$57.8	$20.0	$—	$(77.8)	—
Company deferred stock held in rabbi trust gain, net of tax	$5.9	$—	$—	$(5.9)	—
Comprehensive income (loss), net of tax	$130.3	$60.7	$(3.8)	$(191.0)	$(3.8)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	$—	$—	$(0.2)	$—	(0.2)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	130.3	60.7	(3.6)	(191.0)	(3.6)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2009 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,291.0	$3,087.6	$—	$4,378.6
Intercompany	49.3	101.3	137.0	(287.6)	—
	49.3	1,392.3	3,224.6	(287.6)	4,378.6
Cost of sales	—	1,250.4	2,860.1	(235.9)	3,874.6
Gross profit	49.3	141.9	364.5	(51.7)	504.0
Selling, general and administrative expenses	38.9	132.0	221.3	(51.7)	340.5
Operating income	10.4	9.9	143.2	—	163.5
Other income (expense)	0.2	(2.2)	9.0	—	7.0
Interest income (expense):
Interest expense	(69.5)	(70.6)	(39.3)	92.8	(86.6)
Interest income	68.9	24.0	3.5	(92.8)	3.6
Loss on extinguishment of debt	(7.6)	—	—	—	(7.6)
	(8.2)	(46.6)	(35.8)	—	(90.6)
Income before income taxes	2.4	(38.9)	116.4	—	79.9
Income tax (provision)	(1.9)	3.7	(37.5)	—	(35.7)
Equity in net income of subsidiaries	36.9	72.1	0.9	(109.0)	0.9
Net income including noncontrolling interest	37.4	36.9	79.8	(109.0)	45.1
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.7	—	7.7
Net income applicable to Company common shareholders	$37.1	$36.9	$72.1	$(109.0)	$37.1
Comprehensive income (loss)
Net income (loss)	37.4	36.9	79.8	(109.0)	45.1
Currency translation gain (loss)	$59.2	$55.4	$57.1	$(100.2)	$71.5
Defined benefit plan adjustments, net of tax	$13.6	$13.6	$(2.5)	$(11.9)	$12.8
Change in fair value of derivatives, net of tax	$57.8	$57.8	$23.5	$(77.8)	$61.3
Company deferred stock held in rabbi trust gain, net of tax	$5.9	$5.9	$—	$(5.9)	$5.9
Comprehensive income (loss), net of tax	$173.9	$169.6	$157.9	$(304.8)	$196.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	$—	$—	$22.7	$—	$22.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	173.9	169.6	135.2	(304.8)	173.9

Condensed Balance Sheet Information
December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Condensed Balance Sheet Information
December 31, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories	—	—	(43.2)	—	(43.2)
Deferred income taxes	—	—	(0.2)	—	(0.2)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(43.4)	—	(43.4)
Property, plant and equipment, net	—	—	(4.8)	—	(4.8)
Deferred income taxes	—	—	(2.4)	—	(2.4)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(49.1)	(47.2)	—	96.3	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	1.9	(0.2)	—	2.8
Total liabilities	1.1	1.9	(0.2)	—	2.8
Total Company shareholders’ equity	(50.2)	(49.1)	(47.2)	96.3	(50.2)
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)

Condensed Balance Sheet Information
December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$(3.9)	$3.9	$—	$—
Receivables, net of allowances	—	(42.9)	42.9	—	—
Inventories	—	(43.2)	43.2	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(2.0)	2.0	—	—
Total current assets	—	(92.2)	92.2	—	—
Property, plant and equipment, net	—	(9.5)	9.5	—	—
Deferred income taxes	—	(1.9)	1.9	—	—
Intercompany accounts	—	17.6	(3.2)	(14.4)	—
Investment in subsidiaries	—	0.1	—	(0.1)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(5.4)	5.4	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(91.3)	$105.8	$(14.5)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(6.9)	$6.9	$—	$—
Accrued liabilities	—	(34.0)	34.0	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(40.9)	40.9	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(32.0)	46.4	(14.4)	—
Other liabilities	—	(18.4)	18.4	—	—
Total liabilities	—	(91.3)	105.7	(14.4)	—
Total Company shareholders’ equity	—	—	0.1	(0.1)	—
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$—	$(91.3)	$105.8	$(14.5)	$—

Condensed Balance Sheet Information
December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.2)	—	(6.2)
Inventories	—	—	58.2	—	58.2
Deferred income taxes	—	—	0.5	—	0.5
Prepaid expenses and other	—	—	2.8	—	2.8
Total current assets	—	—	55.3	—	55.3
Property, plant and equipment, net	—	—	(5.3)	—	(5.3)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(23.0)	(23.0)	—	46.0	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.1)	—	(0.1)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(23.0)	$(23.0)	$52.9	$46.0	$52.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	78.5	—	78.5
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	78.5	—	78.5
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.8)	—	(1.8)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	76.7	—	76.7
Total Company shareholders’ equity	(23.0)	(23.0)	(23.0)	46.0	(23.0)
Noncontrolling interest	—	—	(0.8)	—	(0.8)
Total liabilities and equity	$(23.0)	$(23.0)	$52.9	$46.0	$52.9

Condensed Balance Sheet Information
December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$8.5	$425.5	$—	$434.1
Receivables, net of allowances	—	204.1	870.6	—	1,074.7
Inventories	—	393.1	850.6	—	1,243.7
Deferred income taxes	—	25.2	18.5	—	43.7
Prepaid expenses and other	1.8	21.5	79.5	—	102.8
Total current assets	1.9	652.4	2,244.7	—	2,899.0
Property, plant and equipment, net	0.4	176.8	841.3	—	1,018.5
Deferred income taxes	—	—	16.2	—	16.2
Intercompany accounts	1,210.4	396.0	36.9	(1,643.3)	—
Investment in subsidiaries	1,075.0	1,304.2	—	(2,379.2)	—
Goodwill	—	0.8	170.6	—	171.4
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	7.2	11.1	—	18.3
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$93.2	$853.3	$—	$946.5
Accrued liabilities	6.4	68.8	423.3	—	498.5
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	162.0	1,422.8	—	1,601.3
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	76.9	—	198.2
Intercompany accounts	—	1,218.5	424.8	(1,643.3)	—
Other liabilities	1.1	91.8	153.0	—	245.9
Total liabilities	970.5	1,489.1	2,121.7	(1,643.3)	2,938.0
Total Company shareholders’ equity	1,325.4	1,075.0	1,304.2	(2,379.2)	1,325.4
Noncontrolling interest	—	—	112.5	—	112.5
Total liabilities and equity	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9

Condensed Balance Sheet Information
December 31, 2010 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$8.0	$421.7	$—	$458.7
Receivables, net of allowances	—	249.7	817.3	—	1,067.0
Inventories, net	—	380.8	738.1	—	1,118.9
Deferred income taxes	—	26.5	13.3	—	39.8
Prepaid expenses and other	1.8	38.3	81.2	—	121.3
Total current assets	30.8	703.3	2,071.6	—	2,805.7
Property, plant and equipment, net	0.4	194.8	844.4	—	1,039.6
Deferred income taxes	—	1.1	10.2	—	11.3
Intercompany accounts	1,169.7	368.0	22.4	(1,560.1)	—
Investment in subsidiaries	1,202.5	1,361.5	—	(2,564.0)	—
Goodwill	—	0.8	174.1	—	174.9
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	11.2	6.1	—	17.3
Other non-current assets	10.0	21.6	47.7	—	79.3
Total assets	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$110.6	$811.9	$—	$922.5
Accrued liabilities	3.9	103.8	269.0	—	376.7
Current portion of long-term debt	—	—	121.0	—	121.0
Total current liabilities	3.9	214.4	1,201.9	—	1,420.2
Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.8	—	202.4
Intercompany accounts	—	1,161.6	398.5	(1,560.1)	—
Other liabilities	0.3	104.2	130.8	—	235.3
Total liabilities	931.4	1,463.5	1,887.6	(1,560.1)	2,722.4
Total Company shareholders’ equity	1,482.0	1,202.5	1,361.5	(2,564.0)	1,482.0
Noncontrolling interest	—	—	123.3	—	123.3
Total liabilities and equity	$2,413.4	$2,666.0	$3,372.4	$(4,124.1)	$4,327.7

Condensed Balance Sheet Information
December 31, 2010 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories	—	—	(30.6)	—	(30.6)
Deferred income taxes	—	—	(0.6)	—	(0.6)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(31.2)	—	(31.2)
Property, plant and equipment, net	—	—	(5.4)	—	(5.4)
Deferred income taxes	—	—	(2.2)	—	(2.2)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(36.9)	(35.0)	—	71.9	—
Goodwill	—	—	3.6	—	3.6
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(36.9)	$(35.0)	$(35.2)	$71.9	$(35.2)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	1.9	(0.2)	—	2.8
Total liabilities	1.1	1.9	(0.2)	—	2.8
Total Company shareholders’ equity	(38.0)	(36.9)	(35.0)	71.9	(38.0)
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$(36.9)	$(35.0)	$(35.2)	$71.9	$(35.2)

Condensed Balance Sheet Information
December 31, 2010 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$(5.1)	$5.1	$—	$—
Receivables, net of allowances	—	(38.3)	38.3	—	—
Inventories	—	(37.3)	37.3	—	—
Deferred income taxes	—	(0.3)	0.3	—	—
Prepaid expenses and other	—	(1.3)	1.3	—	—
Total current assets	—	(82.3)	82.3	—	—
Property, plant and equipment, net	—	(11.6)	11.6	—	—
Deferred income taxes	—	(1.1)	1.1	—	—
Intercompany accounts	—	48.0	(1.8)	(46.2)	—
Investment in subsidiaries	—	(2.6)	—	2.6	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(4.2)	4.2	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(53.8)	$97.4	$(43.6)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(5.4)	$5.4	$—	$—
Accrued liabilities	—	(32.7)	32.7	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(38.1)	38.1	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(3.4)	49.6	(46.2)	—
Other liabilities	—	(12.3)	12.3	—	—
Total liabilities	—	(53.8)	100.0	(46.2)	—
Total Company shareholders’ equity	—	—	(2.6)	2.6	—
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$—	$(53.8)	$97.4	$(43.6)	$—

Condensed Balance Sheet Information
December 31, 2010 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(4.1)	—	(4.1)
Inventories	—	—	15.3	—	15.3
Deferred income taxes	—	—	0.3	—	0.3
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	11.5	—	11.5
Property, plant and equipment, net	—	—	(2.3)	—	(2.3)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(14.3)	(14.3)	—	28.6	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	0.3	—	0.3
Total assets	$(14.3)	$(14.3)	$9.2	$28.6	$9.2
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	24.7	—	24.7
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	24.7	—	24.7
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(0.6)	—	(0.6)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	24.1	—	24.1
Total Company shareholders’ equity	(14.3)	(14.3)	(14.3)	28.6	(14.3)
Noncontrolling interest	—	—	(0.6)	—	(0.6)
Total liabilities and equity	$(14.3)	$(14.3)	$9.2	$28.6	$9.2

Condensed Balance Sheet Information
December 31, 2010 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$29.0	$2.9	$426.8	$—	$458.7
Receivables, net of allowances	—	211.4	851.5	—	1,062.9
Inventories	—	343.5	760.1	—	1,103.6
Deferred income taxes	—	26.2	13.3	—	39.5
Prepaid expenses and other	1.8	37.0	82.5	—	121.3
Total current assets	30.8	621.0	2,134.2	—	2,786.0
Property, plant and equipment, net	0.4	183.2	848.3	—	1,031.9
Deferred income taxes	—	—	9.1	—	9.1
Intercompany accounts	1,169.7	416.0	20.6	(1,606.3)	—
Investment in subsidiaries	1,151.3	1,309.6	—	(2,460.9)	—
Goodwill	—	0.8	177.7	—	178.5
Intangible assets, net	—	3.7	195.9	—	199.6
Unconsolidated affiliated companies	—	7.0	10.0	—	17.0
Other non-current assets	10.0	21.6	48.0	—	79.6
Total assets	$2,362.2	$2,562.9	$3,443.8	$(4,067.2)	$4,301.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$105.2	$817.3	$—	$922.5
Accrued liabilities	3.9	71.1	326.4	—	401.4
Current portion of long-term debt	—	—	121.0	—	121.0
Total current liabilities	3.9	176.3	1,264.7	—	1,444.9
Long-term debt	802.9	—	61.6	—	864.5
Deferred income taxes	124.3	(16.7)	94.2	—	201.8
Intercompany accounts	—	1,158.2	448.1	(1,606.3)	—
Other liabilities	1.4	93.8	142.9	—	238.1
Total liabilities	932.5	1,411.6	2,011.5	(1,606.3)	2,749.3
Total Company shareholders’ equity	1,429.7	1,151.3	1,309.6	(2,460.9)	1,429.7
Noncontrolling interest	—	—	122.7	—	122.7
Total liabilities and equity	$2,362.2	$2,562.9	$3,443.8	$(4,067.2)	$4,301.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$44.4	$(0.4)	$—	$97.3
Cash flows of investing activities:
Capital expenditures	(0.2)	(21.4)	(100.2)	—	(121.8)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	2.4	4.1	—	6.5
Other, net	—	(58.2)	59.3	—	1.1
Net cash flows of investing activities	(0.2)	(77.2)	(36.8)	—	(114.2)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	9.0	12.0	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Repurchase of common shares	(62.5)	—	—	—	(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Net cash flows of financing activities	(81.3)	43.8	29.0	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.6)	8.1	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	4.4	(0.1)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents — end of period	$0.1	$12.4	$421.6	$—	$434.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$7.7	$(7.7)	$—	$—
Cash flows of investing activities:
Capital expenditures	—	0.8	(0.8)	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	(2.4)	2.4	—	—
Other, net	—	0.1	(0.1)	—	—
Net cash flows of investing activities	—	(1.5)	1.5	—	—
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(5.4)	5.4	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Repurchase of common shares	—				—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	(5.4)	5.4	—	—
Effect of exchange rate changes on cash and cash equivalents	—	0.4	(0.4)	—	—
Increase (decrease) in cash and cash equivalents	—	1.2	(1.2)	—	—
Cash and cash equivalents — beginning of period	—	(5.1)	5.1	—	—
Cash and cash equivalents — end of period	$—	$(3.9)	$3.9	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$0.5	$—	$0.5
Cash flows of investing activities:
Capital expenditures	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other, net	—	—	(0.8)	—	(0.8)
Net cash flows of investing activities	—	—	(0.5)	—	(0.5)
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents — beginning of period	—	—	—	—	—
Cash and cash equivalents — end of period	$—	$—	$—	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$52.1	$(7.6)	$—	$97.8
Cash flows of investing activities:
Capital expenditures	(0.2)	(20.6)	(100.7)	—	(121.5)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	6.5	—	6.5
Other, net	—	(58.1)	58.4	—	0.3
Net cash flows of investing activities	(0.2)	(78.7)	(35.8)	—	(114.7)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	3.6	17.4	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Repurchase of common shares	(62.5)	—	—	—	(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Net cash flows of financing activities	(81.3)	38.4	34.4	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.2)	7.7	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	5.6	(1.3)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	2.9	426.8	—	458.7
Cash and cash equivalents — end of period	$0.1	$8.5	$425.5	$—	$434.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.3	$27.2	$27.4	$—	$98.9
Cash flows of investing activities:
Capital expenditures	—	(20.1)	(96.3)	—	(116.4)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other, net	—	2.8	1.3	—	4.1
Net cash flows of investing activities	—	(20.0)	(113.8)	—	(133.8)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(7.2)	45.2	—	—
Proceeds from other debt	—	145.4	606.8	—	752.2
Repayments of other debt	—	(145.5)	(565.1)	—	(710.6)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)
Net cash flows of financing activities	(38.0)	(7.3)	82.6	—	37.3
Effect of exchange rate changes on cash and cash equivalents	—	(2.1)	(41.0)	—	(43.1)
Increase (decrease) in cash and cash equivalents	6.3	(2.2)	(44.8)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4
Cash and cash equivalents — end of period	$29.0	$8.0	$421.7	$—	$458.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$(5.2)	$5.2	$—	$—
Cash flows of investing activities:
Capital expenditures	—	1.0	(1.0)	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other, net	—	—	—	—	—
Net cash flows of investing activities	—	1.0	(1.0)	—	—
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	4.6	(4.6)	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	4.6	(4.6)	—	—
Effect of exchange rate changes on cash and cash equivalents	—	2.1	(2.1)	—	—
Increase (decrease) in cash and cash equivalents	—	2.5	(2.5)	—	—
Cash and cash equivalents — beginning of period	—	(7.6)	7.6	—	—
Cash and cash equivalents — end of period	$—	$(5.1)	$5.1	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(1.1)	$—	$(1.1)
Cash flows of investing activities:
Capital expenditures	—	—	1.1	—	1.1
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other, net	—	—	—	—	—
Net cash flows of investing activities	—	—	1.1	—	1.1
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents — beginning of period	—	—	—	—	—
Cash and cash equivalents — end of period	$—	$—	$—	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.3	$22.0	$31.5	$—	$97.8
Cash flows of investing activities:
Capital expenditures	—	(19.1)	(96.2)	—	(115.3)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other, net	—	2.8	1.3	—	4.1
Net cash flows of investing activities	—	(19.0)	(113.7)	—	(132.7)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(2.6)	40.6	—	—
Proceeds from other debt	—	145.4	606.8	—	752.2
Repayments of other debt	—	(145.5)	(565.1)	—	(710.6)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)
Net cash flows of financing activities	(38.0)	(2.7)	78.0	—	37.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(43.1)	—	(43.1)
Increase (decrease) in cash and cash equivalents	6.3	0.3	(47.3)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	2.6	474.1	—	499.4
Cash and cash equivalents — end of period	$29.0	$2.9	$426.8	$—	$458.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2009 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$49.2	$21.9	$475.2	$—	$546.3
Cash flows of investing activities:
Capital expenditures	—	(28.7)	(114.9)	—	(143.6)
Acquisitions, net of cash acquired	—	(13.7)	—	—	(13.7)
Proceeds from properties sold	—	0.2	0.8	—	1.0
Other, net	—	(3.8)	—	—	(3.8)
Net cash flows of investing activities	—	(46.0)	(114.1)	—	(160.1)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(15.1)	7.7	7.4	—	—
Proceeds from other debt	—	316.5	916.5	—	1,233.0
Repayments of other debt	—	(318.8)	(1,074.2)	—	(1,393.0)
Payment of deferred financing fees	(14.5)	—	—	—	(14.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Net cash flows of financing activities	(28.8)	5.4	(150.3)	—	(173.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.8	3.5	—	4.3
Increase (decrease) in cash and cash equivalents	20.4	(17.9)	214.3	—	216.8
Cash and cash equivalents — beginning of period	2.3	28.1	252.2	—	282.6
Cash and cash equivalents — end of period	$22.7	$10.2	$466.5	$—	$499.4

Condensed Statement of Cash Flows Information
Year Ended December 31, 2009 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$9.9	$(9.9)	$—	$—
Cash flows of investing activities:
Capital expenditures	—	2.2	(2.2)	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other, net	—	—	—	—	—
Net cash flows of investing activities	—	2.2	(2.2)	—	—
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(0.9)	0.9	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Payment of deferred financing fees	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(0.9)	0.9	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.8)	0.8	—	—
Increase (decrease) in cash and cash equivalents	—	10.4	(10.4)	—	—
Cash and cash equivalents — beginning of period	—	(18.0)	18.0	—	—
Cash and cash equivalents — end of period	$—	$(7.6)	$7.6	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2009 - As Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$49.2	$31.8	$465.3	$—	$546.3
Cash flows of investing activities:
Capital expenditures	—	(26.5)	(117.1)	—	(143.6)
Acquisitions, net of cash acquired	—	(13.7)	—	—	(13.7)
Proceeds from properties sold	—	0.2	0.8	—	1.0
Other, net	—	(3.8)	—	—	(3.8)
Net cash flows of investing activities	—	(43.8)	(116.3)	—	(160.1)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(15.1)	6.8	8.3	—	—
Proceeds from other debt	—	316.5	916.5	—	1,233.0
Repayments of other debt	—	(318.8)	(1,074.2)	—	(1,393.0)
Payment of deferred financing fees	(14.5)	—	—	—	(14.5)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Net cash flows of financing activities	(28.8)	4.5	(149.4)	—	(173.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	4.3	—	4.3
Increase (decrease) in cash and cash equivalents	20.4	(7.5)	203.9	—	216.8
Cash and cash equivalents — beginning of period	2.3	10.1	270.2	—	282.6
Cash and cash equivalents — end of period	$22.7	$2.6	$474.1	$—	$499.4
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
In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 accounting guidance related to fair value measurements ASC 820 - Fair Value Measurement. The new guidance provides clarification to existing standards, and also provides new required disclosures, primarily related to Level 3 fair value measurements. This guidance will become effective for the

Company on January 1, 2012. The adoption of this guidance is not expected to have a material impact on the condensed consolidated financial statements.
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
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The Company provided the disclosures required by those amendments retrospectively for all comparative periods presented. We have adopted the required disclosure  under this guidance with retrospective application as of January 1, 2013, see Note 10.
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
The FASB issued ASU No. 2010-12 "Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts" ("ASU 2010-12"), which codifies an SEC Staff Announcement relating to accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act under ASC 740 - Income Taxes. Management completed its assessment and adoption of ASU 2010-12 in the third quarter of 2010, and determined it has no material impact on the Company.
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
Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) Information for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the statement of cash flows. Non-operating cash flow changes have been classified as financing activities beginning in 2009.
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
Long-term debt related to the Parent Company is discussed in Note 9 - Long-Term Debt.
Income Taxes
The Guarantor Subsidiaries’ current year income tax expense is largely offset by a benefit from the release of reserves for uncertain tax positions. The Non-Guarantor Subsidiaries’ income tax provision reflects the impact of valuation allowances recorded against the deferred tax assets in certain Foreign jurisdictions and an increase in reserves for uncertain tax positions. For additional information on income taxes refer to Note 11 - Income Taxes.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 - Long-Term Debt and Note 17 - Commitments and Contingencies.

22. Restatement of Consolidated Financial Statements
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the years ended December 31, 2011, 2010 and 2009 and overstated inventory balances as of December 31, 2011 and 2010. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries.

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated its previously issued consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 and quarterly operating results (unaudited) in Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued consolidated financial statements and quarterly operating results (unaudited) for historical inventory accounting errors is referred to as “Restatement No. 1”.
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to certain accounting errors, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) VAT assets, the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim financial statements as of, and for, the three fiscal months ended March 29, 2013 should no longer be relied upon and the Company corrected these errors within the accompanying restated consolidated financial statements. In addition, the Company corrected other immaterial errors within the accompanying restated consolidated financial statements (the “Other Immaterial Adjustments”). The consolidated financial statements restatement for the bill and hold, VAT and Other Immaterial Adjustments is referred to as “Restatement No. 2”.
As a result of the remediation efforts related to previously disclosed internal control deficiencies, subsequent to the First Amended Filing, the Company undertook an evaluation to reexamine its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects. "Bill and hold" sales generally are sales meeting specified criteria under U.S. generally accepted accounting principles ("GAAP") to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery. As a result of this review, the Company identified instances where the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met. The Company has corrected this error in the accompanying restated consolidated financial statements. See the columns labeled “Brazil Bill and Hold” within the tables below for the effects of correcting this error by financial statement line item.
As a result of the remediation efforts related to the previously disclosed internal control deficiencies, subsequent to the First Amended Filing, the Company undertook an evaluation to determine whether certain recorded VAT assets in Brazil associated with the inventory theft and related accounting errors were recoverable. Based on its evaluation, the Company determined that it will not recover VAT assets that were previously recognized from 2008 through 2012. In addition, the Company has recorded associated interest. The Company has corrected this error in the accompanying restated consolidated financial statements. See the columns labeled “Brazil VAT” within the tables below for the effect of correcting this error by financial statement line item.
As noted above, the Company corrected other immaterial errors within the accompanying restated consolidated financial statements; the most significant which are described below:
The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. The Company has corrected this error in the accompanying restated consolidated financial statements. As of December 31, 2011 and 2010, property, plant and equipment, net were overstated by $2.0 million and $1.4 million, respectively. For the years ended December 31, 2011, 2010, and 2009, cost of sales was understated by $0.6 million, $0.5 million, and $0.5 million, respectively.

The Company did not properly adjust certain receivables allowances. The Company has corrected this error in the accompanying restated consolidated financial statements. As of December 31, 2011 and 2010, receivables, net of allowances were overstated by $2.1 million and $2.2 million, respectively.
The Company’s subsidiary in Thailand incorrectly recorded items which should have been expensed, as capitalized costs included in property, plant and equipment, net. The Company has corrected this error in the accompanying restated consolidated financial statements. As of December 31, 2011 and 2010, property, plant and equipment, net were overstated by $0.7 million and $0.9 million, respectively. For the years ended December 31, 2011, 2010, and 2009, cost of sales were understated (overstated) by ($0.1) million, $0.9 million, and $0.0 million, respectively.
The Company’s subsidiary in Angola incorrectly recorded selling, general and administrative expenses as a deduction from net sales. The Company has corrected this error in the accompanying restated consolidated financial statements. For the years ended December 31, 2011, 2010, and 2009, net sales and selling, general and administrative expenses were understated by $2.2 million, $0.4 million and $0.9 million, respectively. There was no impact to operating income, income before income taxes or to net income attributable to Company common shareholders in any of the periods.
The Company has also restated 1) its Quarterly Operating Results (Unaudited) to disclose the effect of corrections on each financial statement line item and per share amounts affected for each period presented and 2) restated its Supplemental Guarantor and Parent Company Condensed Financial Information to disclose for each period presented the effect of the corrections noted above on financial statement line items affected for each period via tabular disclosure to that condensed financial information.
See the columns labeled “Other Immaterial Adjustments” within the tables below for the impact by financial statement line item for the adjustments noted above and other immaterial corrections not separately disclosed.
As of December 31, 2008 Retained Earnings was reduced by $3.6 million and $5.8 million for the effect of Restatement No. 1 and Restatement No. 2, respectively.  As of December 31, 2008 Accumulated Other Comprehensive Loss was increased by $5.3 million and reduced by $1.2 million for the effect of Restatement No. 1 and Restatement No. 2, respectively.  As of December 31, 2008 Noncontrolling Interest was reduced by $0.1 million for the effect of Restatement No. 2.
The following tables present the effects of Restatement No. 1 and Restatement No. 2 on each line item of the Company's previously issued consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Operations and Comprehensive Income (Loss):
In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2011filed by the Company on February 23, 2012. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	Year ended December 31, 2011
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$5,866.7	$—	$5,866.7	$—	$(58.3)	$(0.2)	$(58.5)	$5,808.2
Cost of sales	5,241.1	17.9	5,259.0	3.7	(47.3)	(1.5)	(45.1)	5,213.9
Gross profit	625.6	(17.9)	607.7	(3.7)	(11.0)	1.3	(13.4)	594.3
Selling, general and administrative expenses	377.6	—	377.6	—	—	2.1	2.1	379.7
Operating income	248.0	(17.9)	230.1	(3.7)	(11.0)	(0.8)	(15.5)	214.6
Income before income taxes	124.8	(17.9)	106.9	(3.7)	(11.0)	(0.8)	(15.5)	91.4
Income tax (provision) benefit	(42.5)	(0.2)	(42.7)	—	3.7	0.4	4.1	(38.6)
Net income including noncontrolling interest	85.2	(18.1)	67.1	(3.7)	(7.3)	(0.4)	(11.4)	55.7
Net income attributable to noncontrolling interest	1.1	—	1.1	—	—	(0.2)	(0.2)	0.9
Net income attributable to Company common shareholders	83.8	(18.1)	65.7	(3.7)	(7.3)	(0.2)	(11.2)	54.5
Comprehensive income (loss):
Net income (loss)	85.2	(18.1)	67.1	(3.7)	(7.3)	(0.4)	(11.4)	55.7
Currency translation gain (loss)	(69.0)	5.9	(63.1)	1.6	0.9	—	2.5	(60.6)
Comprehensive income (loss), net of tax	(39.4)	(12.2)	(51.6)	(2.1)	(6.4)	(0.4)	(8.9)	(60.5)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(4.9)	—	(4.9)	—	—	(0.2)	(0.2)	(5.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(34.5)	(12.2)	(46.7)	(2.1)	(6.4)	(0.2)	(8.7)	(55.4)
Earnings per common share - basic	1.61	(0.34)	1.27	(0.07)	(0.14)	(0.01)	(0.22)	1.05
Earnings per common share - assuming dilution	1.57	(0.34)	1.23	(0.07)	(0.14)	—	(0.21)	1.02

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2010 filed by the Company on February 25, 2011. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	Year ended December 31, 2010
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$4,864.9	$—	$4,864.9	$—	$(9.3)	$0.4	$(8.9)	$4,856.0
Cost of sales	4,310.9	8.3	4,319.2	2.8	(7.4)	1.5	(3.1)	4,316.1
Gross profit	554.0	(8.3)	545.7	(2.8)	(1.9)	(1.1)	(5.8)	539.9
Selling, general and administrative expenses	331.6	—	331.6	—	—	0.5	0.5	332.1
Operating income	222.4	(8.3)	214.1	(2.8)	(1.9)	(1.6)	(6.3)	207.8
Income before income taxes	122.7	(8.3)	114.4	(2.8)	(1.9)	(1.6)	(6.3)	108.1
Income tax (provision) benefit	(47.2)	0.5	(46.7)	—	0.7	0.1	0.8	(45.9)
Net income including noncontrolling interest	76.9	(7.8)	69.1	(2.8)	(1.2)	(1.5)	(5.5)	63.6
Net income attributable to noncontrolling interest	7.4	—	7.4	—	—	(0.3)	(0.3)	7.1
Net income attributable to Company common shareholders	69.2	(7.8)	61.4	(2.8)	(1.2)	(1.2)	(5.2)	56.2
Comprehensive income (loss):
Net income (loss)	76.9	(7.8)	69.1	(2.8)	(1.2)	(1.5)	(5.5)	63.6
Currency translation gain (loss)	(6.7)	(1.8)	(8.5)	(0.6)	(0.1)	(0.2)	(0.9)	(9.4)
Comprehensive income (loss), net of tax	89.4	(9.6)	79.8	(3.4)	(1.3)	(1.7)	(6.4)	73.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(12.5)	—	(12.5)	—	—	(0.3)	(0.3)	(12.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	101.9	(9.6)	92.3	(3.4)	(1.3)	(1.4)	(6.1)	86.2
Earnings per common share - basic	1.33	(0.15)	1.18	(0.06)	(0.02)	(0.02)	(0.10)	1.08
Earnings per common share - assuming dilution	1.31	(0.15)	1.16	(0.06)	(0.02)	(0.02)	(0.10)	1.06

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2009 filed by the Company on March 1, 2010. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	Year ended December 31, 2009
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$4,385.2	$—	$4,385.2	$—	$(7.5)	$0.9	$(6.6)	$4,378.6
Cost of sales	3,865.7	13.7	3,879.4	2.3	(7.6)	0.5	(4.8)	3,874.6
Gross profit	519.5	(13.7)	505.8	(2.3)	0.1	0.4	(1.8)	504.0
Selling, general and administrative expenses	339.6	—	339.6	—	—	0.9	0.9	340.5
Operating income	179.9	(13.7)	166.2	(2.3)	0.1	(0.5)	(2.7)	163.5
Income before income taxes	96.3	(13.7)	82.6	(2.3)	0.1	(0.5)	(2.7)	79.9
Income tax (provision) benefit	(32.7)	(3.1)	(35.8)	—	—	0.1	0.1	(35.7)
Net income including noncontrolling interest	64.5	(16.8)	47.7	(2.3)	0.1	(0.4)	(2.6)	45.1
Net income attributable to noncontrolling interest	7.9	—	7.9	—	—	(0.2)	(0.2)	7.7
Net income attributable to Company common shareholders	56.3	(16.8)	39.5	(2.3)	0.1	(0.2)	(2.4)	37.1
Comprehensive income (loss):
Net income (loss)	64.5	(16.8)	47.7	(2.3)	0.1	(0.4)	(2.6)	45.1
Currency translation gain (loss)	75.4	(2.7)	72.7	(1.2)	—	—	(1.2)	71.5
Comprehensive income (loss), net of tax	219.9	(19.5)	200.4	(3.5)	0.1	(0.4)	(3.8)	196.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	22.9	—	22.9	—	—	(0.2)	(0.2)	22.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	197.0	(19.5)	177.5	(3.5)	0.1	(0.2)	(3.6)	173.9
Earnings per common share - basic	1.08	(0.32)	0.76	(0.05)	—	—	(0.05)	0.71
Earnings per common share - assuming dilution	1.07	(0.32)	0.75	(0.04)	—	—	(0.04)	0.71

Consolidated Balance Sheets:
In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2011filed by the Company on February 23, 2012. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	December 31, 2011
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Assets
Receivables, net of allowances	$1,080.9	$—	$1,080.9	$(3.7)	$—	$(2.5)	$(6.2)	$1,074.7
Inventories, net	1,228.7	(43.2)	1,185.5	—	56.4	1.8	58.2	1,243.7
Deferred income taxes	43.4	(0.2)	43.2	—	—	0.5	0.5	43.7
Prepaid expenses and other	100.0	—	100.0	—	2.8	—	2.8	102.8
Total current assets	2,887.1	(43.4)	2,843.7	(3.7)	59.2	(0.2)	55.3	2,899.0
Property, plant and equipment, net	1,028.6	(4.8)	1,023.8	—	—	(5.3)	(5.3)	1,018.5
Deferred income taxes	18.6	(2.4)	16.2	—	—	—	—	16.2
Goodwill	164.9	3.2	168.1	—	—	3.3	3.3	171.4
Intangible assets, net	181.6	—	181.6	—	—	(0.1)	(0.1)	181.5
Unconsolidated affiliated companies	18.6	—	18.6	—	—	(0.3)	(0.3)	18.3
Total assets	4,370.4	(47.4)	4,323.0	(3.7)	59.2	(2.6)	52.9	4,375.9
Liabilities
Accrued liabilities	420.0	—	420.0	8.3	68.0	2.2	78.5	498.5
Total current liabilities	1,522.8	—	1,522.8	8.3	68.0	2.2	78.5	1,601.3
Deferred income taxes	200.0	—	200.0	—	(1.2)	(0.6)	(1.8)	198.2
Other liabilities	243.1	2.8	245.9	—	—	—	—	245.9
Total liabilities	2,858.5	2.8	2,861.3	8.3	66.8	1.6	76.7	2,938.0
Equity
Retained earnings	959.1	(46.3)	912.8	(12.3)	(8.4)	(3.9)	(24.6)	888.2
Accumulated other comprehensive income (loss)	(95.1)	(3.9)	(99.0)	0.3	0.8	0.5	1.6	(97.4)
Total Company shareholders’ equity	1,398.6	(50.2)	1,348.4	(12.0)	(7.6)	(3.4)	(23.0)	1,325.4
Noncontrolling interest	113.3	—	113.3	—	—	(0.8)	(0.8)	112.5
Total equity	1,511.9	(50.2)	1,461.7	(12.0)	(7.6)	(4.2)	(23.8)	1,437.9
Total liabilities and equity	4,370.4	(47.4)	4,323.0	(3.7)	59.2	(2.6)	52.9	4,375.9

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2010 filed by the Company on February 25, 2011. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	December 31, 2010
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Assets
Receivables, net of allowances	$1,067.0	$—	$1,067.0	$(1.7)	$—	$(2.4)	$(4.1)	$1,062.9
Inventories, net	1,118.9	(30.6)	1,088.3	—	15.3	—	15.3	1,103.6
Deferred income taxes	39.8	(0.6)	39.2	—	—	0.3	0.3	39.5
Total current assets	2,805.7	(31.2)	2,774.5	(1.7)	15.3	(2.1)	11.5	2,786.0
Property, plant and equipment, net	1,039.6	(5.4)	1,034.2	—	—	(2.3)	(2.3)	1,031.9
Deferred income taxes	11.3	(2.2)	9.1	—	—	—	—	9.1
Goodwill	174.9	3.6	178.5	—	—	—	—	178.5
Unconsolidated affiliated companies	17.3	—	17.3	—	—	(0.3)	(0.3)	17.0
Other non-current assets	79.3	—	79.3	—	—	0.3	0.3	79.6
Total assets	4,327.7	(35.2)	4,292.5	(1.7)	15.3	(4.4)	9.2	4,301.7
Liabilities
Accrued liabilities	376.7	—	376.7	8.2	16.7	(0.2)	24.7	401.4
Total current liabilities	1,420.2	—	1,420.2	8.2	16.7	(0.2)	24.7	1,444.9
Deferred income taxes	202.4	—	202.4	—	(0.2)	(0.4)	(0.6)	201.8
Other liabilities	235.3	2.8	238.1	—	—	—	—	238.1
Total liabilities	2,722.4	2.8	2,725.2	8.2	16.5	(0.6)	24.1	2,749.3
Equity
Retained earnings	875.3	(28.2)	847.1	(8.6)	(1.1)	(3.7)	(13.4)	833.7
Accumulated other comprehensive income (loss)	23.5	(9.8)	13.7	(1.3)	(0.1)	0.5	(0.9)	12.8
Total Company shareholders’ equity	1,482.0	(38.0)	1,444.0	(9.9)	(1.2)	(3.2)	(14.3)	1,429.7
Noncontrolling interest	123.3	—	123.3	—	—	(0.6)	(0.6)	122.7
Total equity	1,605.3	(38.0)	1,567.3	(9.9)	(1.2)	(3.8)	(14.9)	1,552.4
Total liabilities and equity	4,327.7	(35.2)	4,292.5	(1.7)	15.3	(4.4)	9.2	4,301.7
Consolidated Statements of Cash Flows:
In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2011filed by the Company on February 23, 2012. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	Year ended December 31, 2011
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interest	$85.2	$(18.1)	$67.1	$(3.7)	$(7.3)	$(0.4)	$(11.4)	$55.7
Depreciation and amortization	111.4	—	111.4	—	—	0.2	0.2	111.6
Deferred income taxes	8.7	0.2	8.9	—	(1.2)	(0.3)	(1.5)	7.4
(Increase) decrease in receivables	(56.6)	—	(56.6)	2.5	—	0.2	2.7	(53.9)
(Increase) decrease in inventories	(148.8)	17.9	(130.9)	—	(47.3)	(1.9)	(49.2)	(180.1)
(Increase) decrease in other assets	(0.4)	—	(0.4)	—	(3.0)	0.4	(2.6)	(3.0)
Increase (decrease) in accounts payable, accrued and other liabilities	64.5	—	64.5	1.2	58.8	2.3	62.3	126.8
Net cash flows of operating activities	97.3	—	97.3	—	—	0.5	0.5	97.8
Capital expenditures	(121.8)	—	(121.8)	—	—	0.3	0.3	(121.5)
Other	1.1	—	1.1	—	—	(0.8)	(0.8)	0.3
Net cash flows of investing activities	(114.2)	—	(114.2)	—	—	(0.5)	(0.5)	(114.7)

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2010 filed by the Company on February 25, 2011. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	Year ended December 31, 2010
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interest	$76.9	$(7.8)	$69.1	$(2.8)	$(1.2)	$(1.5)	$(5.5)	$63.6
Depreciation and amortization	101.3	—	101.3	—	—	0.3	0.3	101.6
Deferred income taxes	21.6	(0.5)	21.1	—	(0.2)	(0.2)	(0.4)	20.7
(Increase) decrease in receivables	(95.0)	—	(95.0)	1.2	—	0.1	1.3	(93.7)
(Increase) decrease in inventories	(170.8)	8.3	(162.5)	—	(7.3)	—	(7.3)	(169.8)
Increase (decrease) in accounts payable, accrued and other liabilities	156.2	—	156.2	1.6	8.7	0.2	10.5	166.7
Net cash flows of operating activities	98.9	—	98.9	—	—	(1.1)	(1.1)	97.8
Capital expenditures	(116.4)	—	(116.4)	—	—	1.1	1.1	(115.3)
Net cash flows of investing activities	(133.8)	—	(133.8)	—	—	1.1	1.1	(132.7)
In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2009 filed by the Company on March 1, 2010. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	Year ended December 31, 2009
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interest	$64.5	$(16.8)	$47.7	$(2.3)	$0.1	$(0.4)	$(2.6)	$45.1
Depreciation and amortization	101.7	5.0	106.7	—	—	0.5	0.5	107.2
Deferred income taxes	(55.6)	3.1	(52.5)	—	—	(0.1)	(0.1)	(52.6)
(Increase) decrease in receivables	169.2	—	169.2	0.1	—	—	0.1	169.3
(Increase) decrease in inventories	236.0	8.7	244.7	—	(7.6)	—	(7.6)	237.1
Increase (decrease) in accounts payable, accrued and other liabilities	(15.4)	—	(15.4)	2.2	7.5	—	9.7	(5.7)

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)
As Originally Filed:

	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Accounts Receivable Allowances:
Beginning balance	$21.1	$21.9	$19.3
Impact of foreign currency exchange rate changes	(0.2)	(2.6)	0.1
Provision	4.4	4.9	8.3
Write-offs	(8.1)	(3.1)	(5.8)
Ending balance	$17.2	$21.1	$21.9
Deferred Tax Valuation Allowance:
Beginning balance	$36.1	$21.1	$11.7
Additions charged to tax expense	6.0	10.1	7.8
Changes attributable to acquisitions and dispositions	—	—	0.2
Changes impacting equity and other movements	(3.7)	5.1	1.8
Reductions from utilization and reassessments	(1.3)	(0.2)	(0.4)
Ending balance	$37.1	$36.1	$21.1

Effect of Restatement #1:

	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Accounts Receivable Allowances:
Beginning balance	$—	$—	$—
Impact of foreign currency exchange rate changes	$—	$—	$—
Provision	$—	$—	$—
Write-offs	$—	$—	$—
Ending balance	$—	$—	$—
Deferred Tax Valuation Allowance:
Beginning balance	$2.8	$3.1	$—
Additions charged to tax expense	$0.7	$0.1	$3.1
Changes attributable to acquisitions and dispositions	$—	$—	$—
Changes impacting equity and other movements	$(0.5)	$0.1	$—
Reductions from utilization and reassessments	$—	$(0.5)	$—
Ending balance	$3.0	$2.8	$3.1

Restatement #1:

	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Accounts Receivable Allowances:
Beginning balance	$21.1	$21.9	$19.3
Impact of foreign currency exchange rate changes	(0.2)	(2.6)	0.1
Provision	4.4	4.9	8.3
Write-offs	(8.1)	(3.1)	(5.8)
Ending balance	$17.2	$21.1	$21.9
Deferred Tax Valuation Allowance:
Beginning balance	$38.9	$24.2	$11.7
Additions charged to tax expense	6.7	10.2	10.9
Changes attributable to acquisitions and dispositions	—	—	0.2
Changes impacting equity and other movements	(4.2)	5.2	1.8
Reductions from utilization and reassessments	(1.3)	(0.7)	(0.4)
Ending balance	$40.1	$38.9	$24.2

Effect of Restatement #2:

	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Accounts Receivable Allowances:
Beginning balance	$4.0	$4.0	$4.0
Impact of foreign currency exchange rate changes	—	—	—
Provision	—	—	—
Write-offs	—	—	—
Ending balance	$4.0	$4.0	$4.0
Deferred Tax Valuation Allowance:
Beginning balance	$—	$—	$—
Additions charged to tax expense	(0.2)	—	—
Changes attributable to acquisitions and dispositions	—	—	—
Changes impacting equity and other movements	0.1	—	—
Reductions from utilization and reassessments	—	—	—
Ending balance	$(0.1)	$—	$—

Restated:

	For the Year Ended
	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Accounts Receivable Allowances:
Beginning balance	$25.1	$25.9	$23.3
Impact of foreign currency exchange rate changes	(0.2)	(2.6)	0.1
Provision	4.4	4.9	8.3
Write-offs	(8.1)	(3.1)	(5.8)
Ending balance	$21.2	$25.1	$25.9
Deferred Tax Valuation Allowance:
Beginning balance	$38.9	$24.2	$11.7
Additions charged to tax expense	6.5	10.2	10.9
Changes attributable to acquisitions and dispositions	—	—	0.2
Changes impacting equity and other movements	(4.1)	5.2	1.8
Reductions from utilization and reassessments	(1.3)	(0.7)	(0.4)
Ending balance	$40.0	$38.9	$24.2