Form 10-Q/A
period 2012-03-30
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q/A
Amendment No. 2
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

EXPLANATORY NOTE
Restatement of Condensed Consolidated Financial Statements

Restatement No. 1
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three months ended March 30, 2012 and April 1, 2011 and overstated inventory balances as of March 30, 2012 and December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries.

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated for these errors in its previously issued condensed consolidated financial statements as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011 in Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 30, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
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
The Company has corrected these errors in the accompanying restated condensed consolidated financial statements. In addition, the Company corrected other immaterial errors in the accompanying restated condensed consolidated financial statements (the “Other Immaterial Adjustments”). The restatement of previously issued condensed consolidated financial statements for the bill and hold, VAT and Other Immaterial Adjustments is referred to as “Restatement No. 2”.
This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended March 30, 2012 (the “Amended Quarterly Report on Form 10-Q/A”) includes the restated condensed consolidated financial statements for Restatement No. 1 and Restatement No. 2 described above.

See Note 22 - Restatement of Condensed Consolidated Financial Statements to the accompanying condensed consolidated financial statements for additional information.

Internal Control over Financial Reporting

In connection with the Company’s First Amended Filing, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of the end of the period covered by the First Amended Filing (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management. For a description of the material weaknesses in internal controls and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures." in the Company's Amendment No. 2 to the 2011 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 21, 2014 and Part I, Item 4 Controls and Procedures, herein.
This Amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the First Amended Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein, for the effects of adopting ASU 2011-11 discussed in Note 2 and of the recast to change the composition of the guarantor subsidiaries discussed in Note 21.  Disclosures not affected by the restatement or the revisions are unchanged and reflect the disclosures made at the time of the First Amended Filing.  The following items have been amended:
Part I, Item 1. Condensed Consolidated Financial Statements (Unaudited);
Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations;
Part I, Item 4. Controls and Procedures;
Part II, Item 6. Exhibits

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Quarterly Report on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1.
The Company is concurrently filing amended Annual Reports on Form 10-K/A for the years ended December 31, 2012 and 2011, Amendment No. 2 of its Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 29, 2012 and September 28, 2012, Amendment No. 1 of its Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 and Quarterly Reports on Form 10-Q for the quarterly periods ended June 28, 2013 and September 27, 2013.

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
	(as restated)(1)	(as restated)(1)
Net sales	$1,449.5	$1,437.7
Cost of sales	1,300.4	1,278.9
Gross profit	149.1	158.8
Selling, general and administrative expenses	94.8	94.5
Operating income	54.3	64.3
Other income (expense)	6.8	7.0
Interest income (expense):
Interest expense	(24.7)	(24.0)
Interest income	1.7	2.0
	(23.0)	(22.0)
Income before income taxes	38.1	49.3
Income tax (provision) benefit	(11.8)	(18.3)
Equity in earnings of affiliated companies	—	0.4
Net income including non-controlling interest	26.3	31.4
Less: preferred stock dividends	0.1	0.1
Less: net income attributable to non-controlling interest	1.3	(0.2)
Net income attributable to Company common shareholders	$24.9	$31.5
Earnings per common share-basic	$0.50	$0.60
Weighted average common shares-basic	49.7	52.1
Earnings per common share-assuming dilution	$0.49	$0.58
Weighted average common shares-assuming dilution	51.1	54.5
Comprehensive income (loss):
Net income (loss)	$26.3	$31.4
Currency translation gain (loss)	41.7	41.2
Defined benefit plan adjustments, net of tax of an immaterial tax amount in the three months ended March 30, 2012 and April 1, 2011	—	—
Change in fair value of derivatives, net of tax of $3.4 million in the three months ended March 30, 2012 and $1.0 million in the three months ended April 1, 2011	6.0	(14.5)
Comprehensive income (loss), net of tax	74.0	58.1
Comprehensive income (loss) attributable to non-controlling interest, net of tax	4.4	(0.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$69.6	$58.9
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 22 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 30, 2012	December 31, 2011
	(as restated)(1)	(as restated)(1)
Assets
Current Assets:
Cash and cash equivalents	$427.1	$434.1
Receivables, net of allowances of $25.0 million at March 30, 2012 and $21.2 million at December 31, 2011	1,176.3	1,074.7
Inventories, net	1,268.8	1,243.7
Deferred income taxes	34.2	43.7
Prepaid expenses and other	106.0	102.8
Total current assets	3,012.4	2,899.0
Property, plant and equipment, net	1,040.6	1,018.5
Deferred income taxes	22.4	16.2
Goodwill	173.9	171.4
Intangible assets, net	181.3	181.5
Unconsolidated affiliated companies	18.5	18.3
Other non-current assets	66.5	71.0
Total assets	$4,515.6	$4,375.9
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$937.7	$946.5
Accrued liabilities	492.2	498.5
Current portion of long-term debt	169.9	156.3
Total current liabilities	1,599.8	1,601.3
Long-term debt	944.7	892.6
Deferred income taxes	204.8	198.2
Other liabilities	251.9	245.9
Total liabilities	3,001.2	2,938.0
Commitments and Contingencies
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
March 30, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
March 30, 2012– 49,767,453 (net of 8,693,465 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	668.9	666.7
Treasury stock	(135.5)	(136.5)
Retained earnings	913.1	888.2
Accumulated other comprehensive income (loss)	(52.8)	(97.4)
Total Company shareholders’ equity	1,398.1	1,325.4
Non-controlling interest	116.3	112.5
Total equity	1,514.4	1,437.9
Total liabilities and equity	$4,515.6	$4,375.9
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 22 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 30, 2012	April 1, 2011
	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$26.3	$31.4
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	26.9	27.8
Amortization on restricted stock awards	0.8	1.0
Foreign currency exchange (gain) loss	0.8	0.2
Deferred income taxes	10.0	(6.5)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.7)
Convertible debt instruments noncash interest charges	5.4	5.1
(Gain) loss on disposal of property	—	0.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(81.7)	(100.0)
(Increase) decrease in inventories	(1.4)	(179.1)
(Increase) decrease in other assets	0.6	(7.5)
Increase (decrease) in accounts payable, accrued and other liabilities	(22.2)	122.6
Net cash flows of operating activities	(34.6)	(105.6)
Cash flows of investing activities:
Capital expenditures	(35.9)	(26.6)
Proceeds from properties sold	4.2	0.3
Acquisitions, net of cash acquired	—	—
Other	—	0.5
Net cash flows of investing activities	(31.7)	(25.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.7
Proceeds from other debt	450.0	378.7
Repayments of other debt	(398.3)	(281.5)
Dividends to non-controlling interest	(0.6)	—
Proceeds from exercise of stock options	0.1	0.7
Net cash flows of financing activities	51.2	98.5
Effect of exchange rate changes on cash and cash equivalents	8.1	(10.6)
Increase (decrease) in cash and cash equivalents	(7.0)	(43.5)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$427.1	$415.2
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$6.5	$6.1
Interest paid	$14.8	$13.2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$28.0	$29.0
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 22 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and Notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 30, 2012 are not necessarily indicative of results that may be expected for the full year. The December 31, 2011 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s Amendment No. 2 to its Annual Report on Form 10-K/A (the "2011 Amended Annual Report on Form 10-K/A") filed with the Securities and Exchange Commission on January 21, 2014. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 - Accounting Standards to the audited annual consolidated financial statements in the 2011 Amended Annual Report on Form 10-K/A. In the three months ended March 30, 2012, there have been no significant changes to these policies. In the three months ended March 30, 2012 there have been no accounting pronouncements issued that are expected to have a significant effect on the consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:
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

(in millions)	March 30, 2012	December 31, 2011
Raw materials	$293.1	$293.8
Work in process	211.6	193.3
Finished goods	764.1	756.6
Total	$1,268.8	$1,243.7

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	March 30, 2012	December 31, 2011
Land	$109.8	$107.3
Buildings and leasehold improvements	313.2	302.2
Machinery, equipment and office furnishings	1,100.0	1,051.3
Construction in progress	87.4	94.2
Total – gross book value	1,610.4	1,555.0
Less accumulated depreciation	(569.8)	(536.5)
Total – net book value	$1,040.6	$1,018.5
Depreciation expense for the three fiscal months ended March 30, 2012 was $23.9 million. Depreciation expense for the three fiscal months ended April 1, 2011 was $24.0 million.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets – Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$166.8	$171.4	$2.4	$0.5	$132.2	$135.1
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	—	2.5	2.5	—	—	1.6	1.6
Balance, March 30, 2012	$2.3	$2.3	$169.3	$173.9	$2.4	$0.5	$133.8	$136.7
The amounts of other intangible assets – customer relationships were as follows in millions of dollars:

	March 30, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$108.3	$108.3
Accumulated amortization	(64.5)	(61.8)
Foreign currency translation adjustment	0.8	(0.1)
Amortized intangible assets, net	$44.6	$46.4
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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

The Revolving Credit Facility has a term of five years and provides for a committed revolving credit line of up to $400 million, of which $40 million is available in a Canadian multi-currency tranche. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if its the Company's 0.875% Convertible Notes due 2013 or its $125.0 million Senior Floating Rate Notes due 2015 are not repaid or refinanced within 90 days of their maturity. The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also in the third quarter, the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $40 million or 10% of the then existing aggregate lender commitment under the facility. At March 30, 2012 and December 31, 2011, the Company was in compliance with all material covenants under these facilities.

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

Tables of Contents

The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enica Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans(1)
(in millions)	March 30, 2012	December 31, 2011
Outstanding borrowings	$26.3	$31.4
Fair value	26.6	32.0
Interest rate – weighted average(2)	3.7%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest rate	Loan and Interest payable	Interest Rate Swap(2)
Term Loan 1	€20.0	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug and Feb	4.2%
Term Loan 2	€10.0	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr and Oct	4.58%
Term Loan 3	€21.0	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept and Dec	4.48%
Term Loan 4	€15.0	Sep 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept and Dec Principal payments: Feb and Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
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

As of  March 30, 2012 and December 31, 2011 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheet.  As of  March 30, 2012 and December 31, 2011 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of March 30, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

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

Tables of Contents

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

For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended March 30, 2012 and April 1, 2011, the Company recorded a gain of $5.5 million and $6.0 million for derivative instruments not designated as cash flow hedges in other income (expense) on the condensed consolidated statements of operations and comprehensive income (loss).
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
During the first quarter of 2012, the Company accrued approximately $2.7 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $3.0 million (including penalties and interest) in the first quarter of 2012 due primarily to the expiration of statute of limitations for certain tax exposures.

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

Tables of Contents

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

Tables of Contents

13.     Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
Condensed consolidated statements of changes in equity are presented below for the three months ended March 30, 2012 and April 1, 2011 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest
Balance, December 31, 2011	$1,437.9	$3.8	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$112.5
Comprehensive income (loss):
Net income (loss) including non-controlling interest	26.3					25.0		1.3
Foreign currency translation adj.	41.7						38.6	3.1
Gain (loss) defined benefit plan	—						0.1	(0.1)
Unrealized gain (loss) on financial instruments	6.0						5.9	0.1
Comprehensive income (loss)	74.0
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(0.6)							(0.6)
Other – Issuance pursuant to restricted stock, stock options and other	3.1			2.1	1.0
Balance, March 30, 2012	$1,514.4	$3.8	$0.6	$668.9	$(135.5)	$913.1	$(52.8)	$116.3

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest
Balance, December 31, 2010	$1,552.4	$3.8	$0.6	$652.8	$(74.0)	$833.7	$12.8	$122.7
Comprehensive income (loss):
Net income including noncontrolling interest	31.4					31.6		(0.2)
Foreign currency translation adj.	41.2						41.4	(0.2)
Gain (loss) defined benefit plan	—						0.4	(0.4)
Unrealized gain (loss) on financial instruments	(14.5)						(14.5)	—
Comprehensive income (loss)	58.1
Preferred stock dividend	(0.1)					(0.1)
Dividends paid to non-controlling interests	—
Excess tax benefit from stock compensation	0.7			0.7
Other – Issuance pursuant to restricted stock, stock options and other	1.0			3.0	(0.7)			(1.3)
Balance, April 1, 2011	$1,612.1	$3.8	$0.6	$656.5	$(74.7)	$865.2	$40.1	$120.6

Tables of Contents

The components of accumulated other comprehensive income (loss) as of March 30, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	March 30, 2012		December 31, 2011
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Foreign currency translation adjustment	$2.3	$(15.2)	$(36.3)	$(18.3)
Pension adjustments, net of tax	(62.9)	(3.3)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	0.2	(0.5)	(5.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(52.8)	$(19.0)	$(97.4)	$(22.1)
Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Company common shareholders	Non-controlling interest	Company common shareholders	Non-controlling interest
Net income (1)	$25.0	$1.3	$31.6	$(0.2)
Currency translation gain (loss)	38.6	3.1	41.4	(0.2)
Change in fair value of pension plan benefit, net of tax	0.1	(0.1)	0.4	(0.4)
Change in fair value of derivatives, net of tax	5.9	0.1	(14.5)	—
Comprehensive income (loss)	$69.6	$4.4	$58.9	$(0.8)

(1)	Net income before preferred stock dividend payments.

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
The Company applied the two-class method of computing basic and diluted earnings (loss) per share for the three fiscal months ended March 30, 2012 and April 1, 2011. Historically, and for the three fiscal months ended March 30, 2012 and April 1, 2011, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). A reconciliation of the numerator and denominator of earnings (loss) per common share – basic to earnings (loss) per common share – assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
(in millions, except per share data)	March 30, 2012	April 1, 2011
Earnings per common share – basic:
Net income for basic EPS computation (1)	$24.9	$31.5
Weighted average shares outstanding for basic EPS computation (2)	49.7	52.1
Earnings per common share – basic (3)	$0.50	$0.60
Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$24.9	$31.5
Add: preferred stock dividends, if applicable	0.1	0.1
Net income for diluted EPS computation(1)	$25.0	$31.6
Weighted average shares outstanding including nonvested shares	49.7	52.1
Dilutive effect of convertible notes	—	1.1
Dilutive effect of stock options and restricted stock units	1.0	0.9
Dilutive effect of assumed conversion of preferred stock	0.4	0.4
Weighted average shares outstanding for diluted EPS computation(2)	51.1	54.5
Earnings per common share – assuming dilution	$0.49	$0.58

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, Earnings per share – basic reflects undistributed Earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

	Three Fiscal Months Ended
(in millions)	March 30, 2012	April 1, 2011
Net sales:
North America	$541.2	$541.8
Europe and Mediterranean	416.1	423.6
ROW	492.2	472.3
Total	$1,449.5	$1,437.7
Segment Operating Income:
North America	$30.4	$35.5
Europe and Mediterranean	4.5	13.5
ROW	19.4	15.3
Total	$54.3	$64.3

Tables of Contents

(in millions)	March 30, 2012	December 31, 2011
Total Assets:
North America	$813.6	$791.4
Europe and Mediterranean	1,487.6	1,435.1
ROW	1,925.4	1,914.0
Corporate	$289.0	$235.4
Total	$4,515.6	$4,375.9
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

Tables of Contents

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

Tables of Contents

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
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended March 30, 2012, equity in earnings of affiliated companies was immaterial. For the three fiscal months ended April 1, 2011, equity in earnings of affiliated companies was $0.4 million. The net investment in unconsolidated affiliated companies was $18.5 million and $18.3 million as of March 30, 2012 and December 31, 2011, respectively. As of March 30, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

21.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes, the $200.0 million of 7.125% Senior Notes due in 2017 and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. In December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The three months ended March 30, 2012 and April 1, 2011 Condensed Statements of Operations and Comprehensive Income (Loss) Information, the March 30, 2012 and December 31, 2011 Condensed Balance Sheet Information and the three months ended March 30, 2012 and April 1, 2011 Condensed Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the quarters ended March 30, 2012 and April 1, 2011 and overstated inventory balances as of March 30, 2012 and December 31, 2011. The Company also identified additional errors related to foreign currency adjustments between the Company's U.S. and Canadian subsidiaries and within the Company's Mexican subsidiary. As a result, the Company restated for these errors in its previously issued condensed consolidated financial statements as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011 in Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 30, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
In remediating the material weaknesses associated with Restatement No. 1, subsequent to the First Amended Filing, the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT assets in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the accompanying restated condensed consolidated financial statements as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011 (“Restatement No. 2”).
The following Supplemental Guarantor and Parent Company Condensed Financial Information has been restated and recast for the effects of Restatement No. 1, the effects of the removal of the Canadian subsidiaries as guarantor subsidiaries and the effects

Tables of Contents

of Restatement No. 2, which are each reflected in separate tables. The effects of Restatement No. 1 and the effects of Restatement No. 2 are further described in Note 22 - Restatement of Condensed Consolidated Financial Statements.
The Condensed Statements of Operations and Comprehensive Income (Loss) Information and the Condensed Statements of Cash Flow Information for the three months ended March 30, 2012 and the Condensed Balance Sheet Information as of March 30, 2012 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three months ended March 30, 2012 filed by the Company on May 4, 2012. The Condensed Statements of Operations and Comprehensive Income (Loss) Information and the Condensed Statements of Cash Flow Information for the three months ended April 1, 2011 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three months ended April 1, 2011 filed by the Company on May 6, 2011. As of December 31, 2011 the Condensed Balance Sheet Information presented in the "As Originally Filed" table corresponds to Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012.
Before consideration of the Parent Company's and Guarantor Subsidiaries' proportionate share of their respective equity adjustments for net income (loss) applicable to Company common shareholders and other comprehensive income (loss), each of the errors described above and in further detail in Note 22 impact the condensed financial information of the Non-Guarantor Subsidiaries and has been reflected in the "Effect of Restatement #1" and "Effect of Restatement #2" tables.
The Condensed Statements of Operations and Comprehensive Income (Loss) information for the Parent Company and Guarantor Subsidiaries for the three months ended March 30, 2012 and April 1, 2011 have been restated in the respective "Effect of Restatement #2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations, which were previously omitted from the prior filings.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended March 30, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$531.3	$901.2	$—	$1,432.5
Intercompany	7.3	—	11.6	(18.9)	—
	7.3	531.3	912.8	(18.9)	1,432.5
Cost of sales	—	465.8	831.1	(11.6)	1,285.3
Gross profit	7.3	65.5	81.7	(7.3)	147.2
Selling, general and administrative expenses	11.7	31.2	58.2	(7.3)	93.8
Operating income	(4.4)	34.3	23.5	—	53.4
Other expense	—	0.4	6.4	—	6.8
Interest income (expense):
Interest expense	(15.8)	(23.1)	(11.2)	25.4	(24.7)
Interest income	22.0	3.2	1.9	(25.4)	1.7
	6.2	(19.9)	(9.3)	—	(23.0)
Income before income taxes	1.8	14.8	20.6	—	37.2
Income tax provision	(0.8)	(7.2)	(2.9)	—	(10.9)
Equity in net income of subsidiaries and affiliated companies	24.0	16.4	—	(40.4)	—
Net income including noncontrolling interest	25.0	24.0	17.7	(40.4)	26.3
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	1.3	—	1.3
Net income attributable to Company common shareholders	$24.9	$24.0	$16.4	$(40.4)	$24.9
Comprehensive income (loss):
Net income (loss)	$25.0	$24.0	$17.7	$(40.4)	$26.3
Currency translation gain (loss)	0.7	(0.7)	44.1	—	44.1
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	2.5	3.5	—	6.0
Comprehensive income (loss), net of tax	25.7	25.8	65.3	(40.4)	76.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	4.4	—	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$25.7	$25.8	$60.9	$(40.4)	$72.0

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended March 30, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	2.7	—	2.7
Gross profit	—	—	(2.7)	—	(2.7)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(2.7)	—	(2.7)
Other expense	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(2.7)	—	(2.7)
Income tax provision	—	—	0.5	—	0.5
Equity in net income of subsidiaries and affiliated companies	(2.2)	(2.2)	—	4.4	—
Net income including noncontrolling interest	(2.2)	(2.2)	(2.2)	4.4	(2.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Company common shareholders	$(2.2)	$(2.2)	$(2.2)	$4.4	$(2.2)
Comprehensive income (loss):
Net income (loss)	$(2.2)	$(2.2)	$(2.2)	$4.4	$(2.2)
Currency translation gain (loss)	—	—	(1.8)	—	(1.8)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(2.2)	(2.2)	(4.0)	4.4	(4.0)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(2.2)	$(2.2)	$(4.0)	$4.4	$(4.0)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended March 30, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(58.2)	$58.2	$—	$—
Intercompany	—	28.4	37.0	(65.4)	—
	—	(29.8)	95.2	(65.4)	—
Cost of sales	—	(26.6)	92.0	(65.4)	—
Gross profit	—	(3.2)	3.2	—	—
Selling, general and administrative expenses	—	(3.2)	3.2	—	—
Operating income	—	—	—	—	—
Other expense	—	(0.6)	0.6	—	—
Interest income (expense):
Interest expense	—	—	(0.7)	0.7	—
Interest income	—	0.7	—	(0.7)	—
	—	0.7	(0.7)	—	—
Income before income taxes	—	0.1	(0.1)	—	—
Income tax provision	—	—	—	—	—
Equity in net income of subsidiaries and affiliated companies	—	(0.1)	—	0.1	—
Net income including noncontrolling interest	—	—	(0.1)	0.1	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Company common shareholders	$—	$—	$(0.1)	$0.1	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.1)	$0.1	$—
Currency translation gain (loss)	—	8.1	(8.1)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	8.1	(8.2)	0.1	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$8.1	$(8.2)	$0.1	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended March 30, 2012 - Effect Of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$17.0	$—	$17.0
Intercompany	—	—	—	—	—
	—	—	17.0	—	17.0
Cost of sales	—	—	12.4	—	12.4
Gross profit	—	—	4.6	—	4.6
Selling, general and administrative expenses	—	—	1.0	—	1.0
Operating income	—	—	3.6	—	3.6
Other expense	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	3.6	—	3.6
Income tax provision	—	—	(1.4)	—	(1.4)
Equity in net income of subsidiaries and affiliated companies	2.2	2.2	—	(4.4)	—
Net income including noncontrolling interest	2.2	2.2	2.2	(4.4)	2.2
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income attributable to Company common shareholders	$2.2	$2.2	$2.2	$(4.4)	$2.2
Comprehensive income (loss):
Net income (loss)	$2.2	$2.2	$2.2	$(4.4)	$2.2
Currency translation gain (loss)	37.9	30.5	(0.6)	(68.4)	(0.6)
Defined benefit plan adjustments, net of tax	0.1	0.1	—	(0.2)	—
Change in fair value of derivatives, net of tax	5.9	3.4	—	(9.3)	—
Comprehensive income (loss), net of tax	46.1	36.2	1.6	(82.3)	1.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$46.1	$36.2	$1.6	$(82.3)	$1.6

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended March 30, 2012 - as Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$473.1	$976.4	$—	$1,449.5
Intercompany	7.3	28.4	48.6	(84.3)	—
	7.3	501.5	1,025.0	(84.3)	1,449.5
Cost of sales	—	439.2	938.2	(77.0)	1,300.4
Gross profit	7.3	62.3	86.8	(7.3)	149.1
Selling, general and administrative expenses	11.7	28.0	62.4	(7.3)	94.8
Operating income	(4.4)	34.3	24.4	—	54.3
Other expense	—	(0.2)	7.0	—	6.8
Interest income (expense):
Interest expense	(15.8)	(23.1)	(11.9)	26.1	(24.7)
Interest income	22.0	3.9	1.9	(26.1)	1.7
	6.2	(19.2)	(10.0)	—	(23.0)
Income before income taxes	1.8	14.9	21.4	—	38.1
Income tax provision	(0.8)	(7.2)	(3.8)	—	(11.8)
Equity in net income of subsidiaries and affiliated companies	24.0	16.3	—	(40.3)	—
Net income including noncontrolling interest	25.0	24.0	17.6	(40.3)	26.3
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	1.3	—	1.3
Net income attributable to Company common shareholders	$24.9	$24.0	$16.3	$(40.3)	$24.9
Comprehensive income (loss):
Net income (loss)	$25.0	$24.0	$17.6	$(40.3)	$26.3
Currency translation gain (loss)	38.6	37.9	33.6	(68.4)	41.7
Defined benefit plan adjustments, net of tax	0.1	0.1	—	(0.2)	—
Change in fair value of derivatives, net of tax	5.9	5.9	3.5	(9.3)	6.0
Comprehensive income (loss), net of tax	69.6	67.9	54.7	(118.2)	74.0
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	4.4	—	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$69.6	$67.9	$50.3	$(118.2)	$69.6

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended April 1, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$528.4	$919.2	$—	$1,447.6
Intercompany	14.2	—	11.1	(25.3)	—
	14.2	528.4	930.3	(25.3)	1,447.6
Cost of sales	—	458.9	832.8	(11.1)	1,280.6
Gross profit	14.2	69.5	97.5	(14.2)	167.0
Selling, general and administrative expenses	11.3	37.5	59.3	(14.2)	93.9
Operating income	2.9	32.0	38.2	—	73.1
Other income (expense)	—	1.0	6.0	—	7.0
Interest income (expense):
Interest expense	(15.7)	(20.1)	(10.7)	22.5	(24.0)
Interest income	19.5	2.9	2.1	(22.5)	2.0
	3.8	(17.2)	(8.6)	—	(22.0)
Income (loss) before income taxes	6.7	15.8	35.6	—	58.1
Income tax provision	(2.5)	(7.6)	(9.3)	—	(19.4)
Equity in net income of subsidiaries	34.1	25.9	—	(59.6)	0.4
Net income including noncontrolling interest	38.3	34.1	26.3	(59.6)	39.1
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	0.8	—	0.8
Net income applicable to Company common shareholders	$38.2	$34.1	$25.5	$(59.6)	$38.2
Comprehensive income (loss):
Net income (loss)	$38.3	$34.1	$26.3	$(59.6)	$39.1
Currency translation gain (loss)	1.1	19.3	22.7	—	43.1
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	(14.5)	—	(14.5)
Comprehensive income (loss), net of tax	39.4	53.4	34.5	(59.6)	67.7
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	0.2	—	0.2
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$39.4	$53.4	$34.3	$(59.6)	$67.5

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended April 1, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	4.0	—	4.0
Gross profit	—	—	(4.0)	—	(4.0)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(4.0)	—	(4.0)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(4.0)	—	(4.0)
Income tax provision	—	—	(0.2)	—	(0.2)
Equity in net income of subsidiaries	(4.2)	(4.2)	—	8.4	—
Net income including noncontrolling interest	(4.2)	(4.2)	(4.2)	8.4	(4.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(4.2)	$(4.2)	$(4.2)	$8.4	$(4.2)
Comprehensive income (loss):
Net income (loss)	$(4.2)	$(4.2)	$(4.2)	$8.4	$(4.2)
Currency translation gain (loss)	—	—	(1.5)	—	(1.5)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(4.2)	(4.2)	(5.7)	8.4	(5.7)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(4.2)	$(4.2)	$(5.7)	$8.4	$(5.7)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended April 1, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(53.2)	$53.2	$—	$—
Intercompany	—	25.3	46.4	(71.7)	—
	—	(27.9)	99.6	(71.7)	—
Cost of sales	—	(19.8)	91.5	(71.7)	—
Gross profit	—	(8.1)	8.1	—	—
Selling, general and administrative expenses	—	(3.1)	3.1	—	—
Operating income	—	(5.0)	5.0	—	—
Other income (expense)	—	(0.7)	0.7	—	—
Interest income (expense):
Interest expense	—	0.1	(0.9)	0.8	—
Interest income	—	0.8	—	(0.8)	—
	—	0.9	(0.9)	—	—
Income (loss) before income taxes	—	(4.8)	4.8	—	—
Income tax provision	—	1.4	(1.4)	—	—
Equity in net income of subsidiaries	—	3.4	0.4	(3.8)	—
Net income including noncontrolling interest	—	—	3.8	(3.8)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$3.8	$(3.8)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$3.8	$(3.8)	$—
Currency translation gain (loss)	—	(0.7)	0.7	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	(0.7)	4.5	(3.8)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$(0.7)	$4.5	$(3.8)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended April 1, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(9.9)	$—	$(9.9)
Intercompany	—	—	—	—	—
	—	—	(9.9)	—	(9.9)
Cost of sales	—	—	(5.7)	—	(5.7)
Gross profit	—	—	(4.2)	—	(4.2)
Selling, general and administrative expenses	—	—	0.6	—	0.6
Operating income	—	—	(4.8)	—	(4.8)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(4.8)	—	(4.8)
Income tax provision	—	—	1.3	—	1.3
Equity in net income of subsidiaries	(2.5)	(2.5)	—	5.0	—
Net income including noncontrolling interest	(2.5)	(2.5)	(3.5)	5.0	(3.5)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	(1.0)	—	(1.0)
Net income applicable to Company common shareholders	$(2.5)	$(2.5)	$(2.5)	$5.0	$(2.5)
Comprehensive income (loss):
Net income (loss)	$(2.5)	$(2.5)	$(3.5)	$5.0	$(3.5)
Currency translation gain (loss)	40.3	21.7	(0.4)	(62.0)	(0.4)
Defined benefit plan adjustments, net of tax	0.4	0.4	—	(0.8)	—
Change in fair value of derivatives, net of tax	(14.5)	(14.5)	—	29.0	—
Comprehensive income (loss), net of tax	23.7	5.1	(3.9)	(28.8)	(3.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(1.0)	—	(1.0)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$23.7	$5.1	$(2.9)	$(28.8)	$(2.9)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three fiscal months ended April 1, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$475.2	$962.5	$—	$1,437.7
Intercompany	14.2	25.3	57.5	(97.0)	—
	14.2	500.5	1,020.0	(97.0)	1,437.7
Cost of sales	—	439.1	922.6	(82.8)	1,278.9
Gross profit	14.2	61.4	97.4	(14.2)	158.8
Selling, general and administrative expenses	11.3	34.4	63.0	(14.2)	94.5
Operating income	2.9	27.0	34.4	—	64.3
Other income (expense)	—	0.3	6.7	—	7.0
Interest income (expense):
Interest expense	(15.7)	(20.0)	(11.6)	23.3	(24.0)
Interest income	19.5	3.7	2.1	(23.3)	2.0
	3.8	(16.3)	(9.5)	—	(22.0)
Income (loss) before income taxes	6.7	11.0	31.6	—	49.3
Income tax provision	(2.5)	(6.2)	(9.6)	—	(18.3)
Equity in net income of subsidiaries	27.4	22.6	0.4	(50.0)	0.4
Net income including noncontrolling interest	31.6	27.4	22.4	(50.0)	31.4
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Net income applicable to Company common shareholders	$31.5	$27.4	$22.6	$(50.0)	$31.5
Comprehensive income (loss):
Net income (loss)	$31.6	$27.4	$22.4	$(50.0)	$31.4
Currency translation gain (loss)	41.4	40.3	21.5	(62.0)	41.2
Defined benefit plan adjustments, net of tax	0.4	0.4	—	(0.8)	—
Change in fair value of derivatives, net of tax	(14.5)	(14.5)	(14.5)	29.0	(14.5)
Comprehensive income (loss), net of tax	58.9	53.6	29.4	(83.8)	58.1
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$58.9	$53.6	$30.2	$(83.8)	$58.9

Tables of Contents

Condensed Balance Sheet Information
March 30, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$18.6	$408.4	$—	$427.1
Receivables, net of allowances	—	295.8	887.1	—	1,182.9
Inventories, net	—	459.2	808.6	—	1,267.8
Deferred income taxes	—	23.8	10.3	—	34.1
Prepaid expenses and other	1.8	25.0	77.2	—	104.0
Total current assets	1.9	822.4	2,191.6	—	3,015.9
Property, plant and equipment, net	0.4	182.9	868.0	—	1,051.3
Deferred income taxes	—	1.9	22.9	—	24.8
Intercompany accounts	1,227.4	377.3	39.4	(1,644.1)	—
Investment in subsidiaries	1,217.4	1,455.6	—	(2,673.0)	—
Goodwill	—	0.8	166.5	—	167.3
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	12.8	6.0	—	18.8
Other non-current assets	7.7	25.4	33.4	—	66.5
Total assets	$2,454.8	$2,882.4	$3,506.0	$(4,317.1)	$4,526.1
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$130.0	$807.7	$—	$937.7
Accrued liabilities	8.4	83.9	334.9	—	427.2
Current portion of long-term debt	10.3	—	159.6	—	169.9
Total current liabilities	18.7	213.9	1,302.2	—	1,534.8
Long-term debt	818.7	86.3	39.7	—	944.7
Deferred income taxes	143.7	(16.3)	79.4	—	206.8
Intercompany accounts	—	1,266.8	377.3	(1,644.1)	—
Other liabilities	—	114.3	134.7	—	249.0
Total liabilities	981.1	1,665.0	1,933.3	(1,644.1)	2,935.3
Total Company shareholders’ equity	1,473.7	1,217.4	1,455.6	(2,673.0)	1,473.7
Noncontrolling interest	—	—	117.1	—	117.1
Total liabilities and equity	$2,454.8	$2,882.4	$3,506.0	$(4,317.1)	$4,526.1

Tables of Contents

Condensed Balance Sheet Information
March 30, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories, net	—	—	(47.1)	—	(47.1)
Deferred income taxes	—	—	(0.3)	—	(0.3)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(47.4)	—	(47.4)
Property, plant and equipment, net	—	—	(5.3)	—	(5.3)
Deferred income taxes	—	—	(2.4)	—	(2.4)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(53.1)	(51.1)	—	104.2	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(53.1)	$(51.1)	$(51.8)	$104.2	$(51.8)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(0.5)	—	(0.5)
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	2.0	(0.2)	—	2.9
Total liabilities	1.1	2.0	(0.7)	—	2.4
Total Company shareholders’ equity	(54.2)	(53.1)	(51.1)	104.2	(54.2)
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$(53.1)	$(51.1)	$(51.8)	$104.2	$(51.8)

Tables of Contents

Condensed Balance Sheet Information
March 30, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$(4.3)	$4.3	$—	$—
Receivables, net of allowances	—	(50.9)	50.9	—	—
Inventories, net	—	(39.4)	39.4	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(2.8)	2.8	—	—
Total current assets	—	(97.6)	97.6	—	—
Property, plant and equipment, net	—	(9.5)	9.5	—	—
Deferred income taxes	—	(1.9)	1.9	—	—
Intercompany accounts	—	20.5	(8.5)	(12.0)	—
Investment in subsidiaries	—	7.5	—	(7.5)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(5.5)	5.5	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(86.5)	$106.0	$(19.5)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(7.7)	$7.7	$—	$—
Accrued liabilities	—	(28.8)	28.8	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(36.5)	36.5	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(38.7)	50.7	(12.0)	—
Other liabilities	—	(11.3)	11.3	—	—
Total liabilities	—	(86.5)	98.5	(12.0)	—
Total Company shareholders’ equity	—	—	7.5	(7.5)	—
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$—	$(86.5)	$106.0	$(19.5)	$—

Tables of Contents

Condensed Balance Sheet Information
March 30, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.6)	—	(6.6)
Inventories, net	—	—	48.1	—	48.1
Deferred income taxes	—	—	0.4	—	0.4
Prepaid expenses and other	—	—	2.0	—	2.0
Total current assets	—	—	43.9	—	43.9
Property, plant and equipment, net	—	—	(5.4)	—	(5.4)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(21.4)	(21.4)	—	42.8	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(21.4)	$(21.4)	$41.3	$42.8	$41.3
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	65.0	—	65.0
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	65.0	—	65.0
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.5)	—	(1.5)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	63.5	—	63.5
Total Company shareholders’ equity	(21.4)	(21.4)	(21.4)	42.8	(21.4)
Noncontrolling interest	—	—	(0.8)	—	(0.8)
Total liabilities and equity	$(21.4)	$(21.4)	$41.3	$42.8	$41.3

Tables of Contents

Condensed Balance Sheet Information
March 30, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$14.3	$412.7	$—	$427.1
Receivables, net of allowances	—	244.9	931.4	—	1,176.3
Inventories, net	—	419.8	849.0	—	1,268.8
Deferred income taxes	—	23.6	10.6	—	34.2
Prepaid expenses and other	1.8	22.2	82.0	—	106.0
Total current assets	1.9	724.8	2,285.7	—	3,012.4
Property, plant and equipment, net	0.4	173.4	866.8	—	1,040.6
Deferred income taxes	—	—	22.4	—	22.4
Intercompany accounts	1,227.4	397.8	30.9	(1,656.1)	—
Investment in subsidiaries	1,142.9	1,390.6	—	(2,533.5)	—
Goodwill	—	0.8	173.1	—	173.9
Intangible assets, net	—	3.3	178.0	—	181.3
Unconsolidated affiliated companies	—	7.3	11.2	—	18.5
Other non-current assets	7.7	25.4	33.4	—	66.5
Total assets	$2,380.3	$2,723.4	$3,601.5	$(4,189.6)	$4,515.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$122.3	$815.4	$—	$937.7
Accrued liabilities	8.4	55.1	428.7	—	492.2
Current portion of long-term debt	10.3	—	159.6	—	169.9
Total current liabilities	18.7	177.4	1,403.7	—	1,599.8
Long-term debt	818.7	86.3	39.7	—	944.7
Deferred income taxes	143.7	(16.3)	77.4	—	204.8
Intercompany accounts	—	1,228.1	428.0	(1,656.1)	—
Other liabilities	1.1	105.0	145.8	—	251.9
Total liabilities	982.2	1,580.5	2,094.6	(1,656.1)	3,001.2
Total Company shareholders’ equity	1,398.1	1,142.9	1,390.6	(2,533.5)	1,398.1
Noncontrolling interest	—	—	116.3	—	116.3
Total liabilities and equity	$2,380.3	$2,723.4	$3,601.5	$(4,189.6)	$4,515.6

Tables of Contents

Condensed Balance Sheet Information
December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Tables of Contents

Condensed Balance Sheet Information
December 31, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories	—	—	(43.2)	—	(43.2)
Deferred income taxes	—	—	(0.2)	—	(0.2)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(43.4)	—	(43.4)
Property, plant and equipment, net	—	—	(4.8)	—	(4.8)
Deferred income taxes	—	—	(2.4)	—	(2.4)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(49.1)	(47.2)	—	96.3	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	1.9	(0.2)	—	2.8
Total liabilities	1.1	1.9	(0.2)	—	2.8
Total Company shareholders’ equity	(50.2)	(49.1)	(47.2)	96.3	(50.2)
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)

Tables of Contents

Condensed Balance Sheet Information
December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$(3.9)	$3.9	$—	$—
Receivables, net of allowances	—	(42.9)	42.9	—	—
Inventories	—	(43.2)	43.2	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(2.0)	2.0	—	—
Total current assets	—	(92.2)	92.2	—	—
Property, plant and equipment, net	—	(9.5)	9.5	—	—
Deferred income taxes	—	(1.9)	1.9	—	—
Intercompany accounts	—	17.6	(3.2)	(14.4)	—
Investment in subsidiaries	—	0.1	—	(0.1)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(5.4)	5.4	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(91.3)	$105.8	$(14.5)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(6.9)	$6.9	$—	$—
Accrued liabilities	—	(34.0)	34.0	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(40.9)	40.9	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(32.0)	46.4	(14.4)	—
Other liabilities	—	(18.4)	18.4	—	—
Total liabilities	—	(91.3)	105.7	(14.4)	—
Total Company shareholders’ equity	—	—	0.1	(0.1)	—
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$—	$(91.3)	$105.8	$(14.5)	$—

Tables of Contents

Condensed Balance Sheet Information
December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.2)	—	(6.2)
Inventories	—	—	58.2	—	58.2
Deferred income taxes	—	—	0.5	—	0.5
Prepaid expenses and other	—	—	2.8	—	2.8
Total current assets	—	—	55.3	—	55.3
Property, plant and equipment, net	—	—	(5.3)	—	(5.3)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(23.0)	(23.0)	—	46.0	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.1)	—	(0.1)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(23.0)	$(23.0)	$52.9	$46.0	$52.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	78.5	—	78.5
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	78.5	—	78.5
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.8)	—	(1.8)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	76.7	—	76.7
Total Company shareholders’ equity	(23.0)	(23.0)	(23.0)	46.0	(23.0)
Noncontrolling interest	—	—	(0.8)	—	(0.8)
Total liabilities and equity	$(23.0)	$(23.0)	$52.9	$46.0	$52.9

Tables of Contents

Condensed Balance Sheet Information
December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$8.5	$425.5	$—	$434.1
Receivables, net of allowances	—	204.1	870.6	—	1,074.7
Inventories	—	393.1	850.6	—	1,243.7
Deferred income taxes	—	25.2	18.5	—	43.7
Prepaid expenses and other	1.8	21.5	79.5	—	102.8
Total current assets	1.9	652.4	2,244.7	—	2,899.0
Property, plant and equipment, net	0.4	176.8	841.3	—	1,018.5
Deferred income taxes	—	—	16.2	—	16.2
Intercompany accounts	1,210.4	396.0	36.9	(1,643.3)	—
Investment in subsidiaries	1,075.0	1,304.2	—	(2,379.2)	—
Goodwill	—	0.8	170.6	—	171.4
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	7.2	11.1	—	18.3
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$93.2	$853.3	$—	$946.5
Accrued liabilities	6.4	68.8	423.3	—	498.5
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	162.0	1,422.8	—	1,601.3
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	76.9	—	198.2
Intercompany accounts	—	1,218.5	424.8	(1,643.3)	—
Other liabilities	1.1	91.8	153.0	—	245.9
Total liabilities	970.5	1,489.1	2,121.7	(1,643.3)	2,938.0
Total Company shareholders’ equity	1,325.4	1,075.0	1,304.2	(2,379.2)	1,325.4
Noncontrolling interest	—	—	112.5	—	112.5
Total liabilities and equity	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended March 30, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.9	$2.5	$(49.0)	$—	$(34.6)
Cash flows of investing activities:			—
Capital expenditures	—	(7.1)	(28.8)	—	(35.9)
Proceeds from properties sold	—	0.1	4.1	—	4.2
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(15.3)	15.3	—	—
Net cash flows of investing activities	—	(22.3)	(9.4)	—	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(12.7)	(35.4)	48.1	—	—
Proceeds from other debt	—	265.4	184.6	—	450.0
Repayments of other debt	—	(214.0)	(184.3)	—	(398.3)
Dividends paid to non-controlling interest	—	—	(0.6)	—	(0.6)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(12.6)	16.0	47.8	—	51.2
Effect of exchange rate changes on cash and cash equivalents	0.7	10.0	(2.6)	—	8.1
Increase (decrease) in cash and cash equivalents	—	6.2	(13.2)	—	(7.0)
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$0.1	$18.6	$408.4	$—	$427.1

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended March 30, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$2.7	$(2.7)	$—	$—
Cash flows of investing activities:
Capital expenditures	—	0.2	(0.2)	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	0.2	(0.2)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(3.0)	3.0	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(3.0)	3.0	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	0.3	—	—
Increase (decrease) in cash and cash equivalents	—	(0.4)	0.4	—	—
Cash and cash equivalents – beginning of period	—	(3.9)	3.9	—	—
Cash and cash equivalents – end of period	$—	$(4.3)	$4.3	$—	$—

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended March 30, 2012 - As Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.9	$5.2	$(51.7)	$—	$(34.6)
Cash flows of investing activities:
Capital expenditures	—	(6.9)	(29.0)	—	(35.9)
Proceeds from properties sold	—	0.1	4.1	—	4.2
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(15.3)	15.3	—	—
Net cash flows of investing activities	—	(22.1)	(9.6)	—	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(12.7)	(38.4)	51.1	—	—
Proceeds from other debt	—	265.4	184.6	—	450.0
Repayments of other debt	—	(214.0)	(184.3)	—	(398.3)
Dividends paid to non-controlling interest	—	—	(0.6)	—	(0.6)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(12.6)	13.0	50.8	—	51.2
Effect of exchange rate changes on cash and cash equivalents	0.7	9.7	(2.3)	—	8.1
Increase (decrease) in cash and cash equivalents	—	5.8	(12.8)	—	(7.0)
Cash and cash equivalents – beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents – end of period	$0.1	$14.3	$412.7	$—	$427.1

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended April 1, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$10.0	$(52.3)	$(63.3)	$—	$(105.6)
Cash flows of investing activities:			—
Capital expenditures	(0.2)	(3.9)	(22.5)	—	(26.6)
Proceeds from properties sold	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(2.2)	2.7	—	0.5
Net cash flows of investing activities	(0.2)	(6.1)	(19.5)	—	(25.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(40.0)	13.5	26.5	—	—
Proceeds from other debt	—	180.4	198.3	—	378.7
Repayments of other debt	—	(131.7)	(149.8)	—	(281.5)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(38.7)	62.2	75.0	—	98.5
Effect of exchange rate changes on cash and cash equivalents	—	(1.0)	(9.6)	—	(10.6)
Increase (decrease) in cash and cash equivalents	(28.9)	2.8	(17.4)	—	(43.5)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$10.8	$404.3	$—	$415.2

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended April 1, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$18.0	$(18.0)	$—	$—
Cash flows of investing activities:
Capital expenditures	—	0.1	(0.1)	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	0.1	(0.1)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(21.9)	21.9	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(21.9)	21.9	—	—
Effect of exchange rate changes on cash and cash equivalents	—	1.0	(1.0)	—	—
Increase (decrease) in cash and cash equivalents	—	(2.8)	2.8	—	—
Cash and cash equivalents - beginning of period	—	—	—	—	—
Cash and cash equivalents - end of period	$—	$(2.8)	$2.8	$—	$—

Tables of Contents

Condensed Statement of Cash Flows Information
Three Fiscal Months Ended April 1, 2011 - As Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$10.0	$(34.3)	$(81.3)	$—	$(105.6)
Cash flows of investing activities:
Capital expenditures	(0.2)	(3.8)	(22.6)	—	(26.6)
Proceeds from properties sold	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(2.2)	2.7	—	0.5
Net cash flows of investing activities	(0.2)	(6.0)	(19.6)	—	(25.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(40.0)	(8.4)	48.4	—	—
Proceeds from other debt	—	180.4	198.3	—	378.7
Repayments of other debt	—	(131.7)	(149.8)	—	(281.5)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(38.7)	40.3	96.9	—	98.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(10.6)	—	(10.6)
Increase (decrease) in cash and cash equivalents	(28.9)	—	(14.6)	—	(43.5)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$8.0	$407.1	$—	$415.2
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
New Accounting Pronouncements
The Company’s significant accounting policies are described in Note 2 - Accounting Standards to the audited annual consolidated financial statements in the 2011 Amended Annual Report on Form 10-K/A. In the three months ended March 30, 2012, there have been no significant changes to these policies. In the three months ended March 30, 2012 there have been no accounting pronouncements issued that are expected to have a significant effect on the consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

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

Tables of Contents

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

Tables of Contents

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

22.	Restatement of Condensed Consolidated Financial Statements
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three months ended March 30, 2012 and April 1, 2011 and overstated inventory balances as of March 30, 2012 and December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries.

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated for these errors in its previously issued condensed consolidated financial statements as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011 in Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 30, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to certain accounting errors, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) value added tax ("VAT") assets , the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim financial statements as of, and for, the three fiscal months ended March 29, 2013 should no longer be relied upon and the Company corrected these errors within the accompanying restated condensed consolidated financial statements. In addition, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements (the “Other Immaterial Adjustments”). The condensed consolidated financial statements restatement for the bill and hold, VAT and Other Immaterial Adjustments is referred to as “Restatement No. 2”.
As a result of the remediation efforts related to previously disclosed internal control deficiencies, subsequent to the First Amended Filing, the Company undertook an evaluation to reexamine its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects. "Bill and hold" sales generally are sales meeting specified criteria under U.S. generally accepted accounting principles ("GAAP") to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery. As a result of this review, the Company identified instances where the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. See the columns labeled “Brazil Bill and Hold” within the tables below for the effects of correcting this error by financial statement line item.
As a result of the remediation efforts related to the previously disclosed internal control deficiencies, subsequent to the First Amended Filing, the Company undertook an evaluation to determine whether certain recorded VAT assets in Brazil associated with the inventory theft and related accounting errors were recoverable. Based on its evaluation, the Company determined that it will not recover VAT assets that were previously recognized from 2008 through 2012. In addition, the Company has recorded associated interest. The Company has corrected this error in the accompanying restated condensed consolidated financial

Tables of Contents

statements. See the columns labeled “Brazil VAT” within the tables below for the effects of correcting this error by financial statement line item.
As noted above, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements; the most significant of which are as further described below:
The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of March 30, 2012 and December 31, 2011, property, plant and equipment, net were overstated by $2.2 million and $2.0 million, respectively. For the three months ended March 30, 2012 and April 1, 2011 cost of sales was understated by $0.2 million and $0.1 million, respectively.
The Company did not properly adjust certain receivables allowances. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of March 30, 2012 and December 31, 2011, receivables, net of allowances were overstated by $2.1 million.
The Company’s subsidiary in Thailand incorrectly recorded items which should have been expensed, as capitalized costs included in property, plant and equipment, net. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of March 30, 2012 and December 31, 2011, property, plant and equipment, net were overstated by $0.7 million and $0.7 million, respectively. For the three months ended March 30, 2012 and April 1, 2011, cost of sales were understated (overstated) by ($0.1) million.
The Company’s subsidiary in Angola incorrectly recorded selling, general and administrative expenses as a deduction from net sales. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. For the three months ended March 30, 2012 and April 1, 2011, net sales and selling, general and administrative expenses were understated by $1.0 million and $0.5 million, respectively. There was no impact to income before income taxes or to net income attributable to Company common shareholders in any of the periods.
The Company has also 1) revised the method used to calculate the quarterly amounts reported in the condensed consolidated financial statements to correct the inventory theft and accounting errors in Brazil. The adjustments from the revised method have no impact on the previously reported annual amounts and are not materially different in any given interim period from the amounts calculated in arriving at the revised amounts previously presented and 2) restated its Supplemental Guarantor and Parent Company Condensed Financial Information to disclose for each period presented the effect of the corrections noted above on financial statement line items affected for each period via tabular disclosure to that condensed financial information.
See the columns labeled “Other Immaterial Adjustments” within the tables below for the impact by financial statement line item for the adjustments noted above and other immaterial corrections not separately disclosed.
The following tables present the effects of Restatement No. 1 and Restatement No. 2 on each line item of the Company's previously issued condensed consolidated financial statements as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011.

Tables of Contents

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 30, 2012 filed by the Company on May 4, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended March 30, 2012 filed by the Company on March 1, 2013.

	Three fiscal months ended March 30, 2012
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$1,432.5	$—	$1,432.5	$—	$13.6	$3.4	$17.0	$1,449.5
Cost of sales	1,285.3	2.7	1,288.0	0.5	10.0	1.9	12.4	1,300.4
Gross profit	147.2	(2.7)	144.5	(0.5)	3.6	1.5	4.6	149.1
Selling, general and administrative expenses	93.8	—	93.8	—	—	1.0	1.0	94.8
Operating income	53.4	(2.7)	50.7	(0.5)	3.6	0.5	3.6	54.3
Income before income taxes	37.2	(2.7)	34.5	(0.5)	3.6	0.5	3.6	38.1
Income tax (provision) benefit	(10.9)	0.5	(10.4)	—	(1.2)	(0.2)	(1.4)	(11.8)
Net income including noncontrolling interest	26.3	(2.2)	24.1	(0.5)	2.4	0.3	2.2	26.3
Net income attributable to Company common shareholders	24.9	(2.2)	22.7	(0.5)	2.4	0.3	2.2	24.9
Comprehensive income:
Net income (loss)	26.3	(2.2)	24.1	(0.5)	2.4	0.3	2.2	26.3
Currency translation gain (loss)	44.1	(1.8)	42.3	(0.3)	(0.3)	—	(0.6)	41.7
Comprehensive income (loss), net of tax	76.4	(4.0)	72.4	(0.8)	2.1	0.3	1.6	74.0
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	72.0	(4.0)	68.0	(0.8)	2.1	0.3	1.6	69.6
Earnings per common share - basic	0.50	(0.04)	0.46	(0.01)	0.05	—	0.04	0.50
Earnings per common share - assuming dilution	0.49	(0.04)	0.45	(0.01)	0.05	—	0.04	0.49

Tables of Contents

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended April 1, 2011 filed by the Company on May 6, 2011. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended March 30, 2012 filed by the Company on March 1, 2013.

	Three fiscal months ended April 1, 2011
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$1,447.6	$—	$1,447.6	$—	$(10.4)	$0.5	$(9.9)	$1,437.7
Cost of sales	1,280.6	4.0	1,284.6	0.5	(9.6)	3.4	(5.7)	1,278.9
Gross profit	167.0	(4.0)	163.0	(0.5)	(0.8)	(2.9)	(4.2)	158.8
Selling, general and administrative expenses	93.9	—	93.9	—	—	0.6	0.6	94.5
Operating income	73.1	(4.0)	69.1	(0.5)	(0.8)	(3.5)	(4.8)	64.3
Income before income taxes	58.1	(4.0)	54.1	(0.5)	(0.8)	(3.5)	(4.8)	49.3
Income tax (provision) benefit	(19.4)	(0.2)	(19.6)	—	0.3	1.0	1.3	(18.3)
Net income including noncontrolling interest	39.1	(4.2)	34.9	(0.5)	(0.5)	(2.5)	(3.5)	31.4
Net income attributable to non-controlling interest	0.8	—	0.8	—	—	(1.0)	(1.0)	(0.2)
Net income attributable to Company common shareholders	38.2	(4.2)	34.0	(0.5)	(0.5)	(1.5)	(2.5)	31.5
Comprehensive income:
Net income (loss)	39.1	(4.2)	34.9	(0.5)	(0.5)	(2.5)	(3.5)	31.4
Currency translation gain (loss)	43.1	(1.5)	41.6	(0.3)	—	(0.1)	(0.4)	41.2
Comprehensive income (loss), net of tax	67.7	(5.7)	62.0	(0.8)	(0.5)	(2.6)	(3.9)	58.1
Comprehensive income (loss) attributable to non-controlling interest, net of tax	0.2	—	0.2	—	—	(1.0)	(1.0)	(0.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	67.5	(5.7)	61.8	(0.8)	(0.5)	(1.6)	(2.9)	58.9
Earnings per common share - basic	0.73	(0.08)	0.65	(0.01)	(0.01)	(0.03)	(0.05)	0.60
Earnings per common share - assuming dilution	0.70	(0.07)	0.63	(0.01)	(0.01)	(0.03)	(0.05)	0.58

Tables of Contents

Condensed Consolidated Balance Sheets:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 30, 2012 filed by the Company on May 4, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended March 30, 2012 filed by the Company on March 1, 2013.

	March 30, 2012
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Assets
Receivables, net of allowances	$1,182.9	$—	$1,182.9	$(4.1)	$—	$(2.5)	$(6.6)	$1,176.3
Inventories, net	1,267.8	(47.1)	1,220.7	—	48.0	0.1	48.1	1,268.8
Deferred income taxes	34.1	(0.3)	33.8	—	—	0.4	0.4	34.2
Prepaid expenses and other	104.0	—	104.0	—	2.0	—	2.0	106.0
Total current assets	3,015.9	(47.4)	2,968.5	(4.1)	50.0	(2.0)	43.9	3,012.4
Property, plant and equipment, net	1,051.3	(5.3)	1,046.0	—	—	(5.4)	(5.4)	1,040.6
Deferred income taxes	24.8	(2.4)	22.4	—	—	—	—	22.4
Goodwill	167.3	3.3	170.6	—	—	3.3	3.3	173.9
Intangible assets, net	181.5	—	181.5	—	—	(0.2)	(0.2)	181.3
Unconsolidated affiliated companies	18.8	—	18.8	—	—	(0.3)	(0.3)	18.5
Total assets	4,526.1	(51.8)	4,474.3	(4.1)	50.0	(4.6)	41.3	4,515.6
Liabilities
Accrued liabilities	427.2	—	427.2	8.7	56.4	(0.1)	65.0	492.2
Total current liabilities	1,534.8	—	1,534.8	8.7	56.4	(0.1)	65.0	1,599.8
Deferred income taxes	206.8	(0.5)	206.3	—	(0.9)	(0.6)	(1.5)	204.8
Other liabilities	249.0	2.9	251.9	—	—	—	—	251.9
Total liabilities	2,935.3	2.4	2,937.7	8.7	55.5	(0.7)	63.5	3,001.2
Equity
Retained earnings	984.0	(48.5)	935.5	(12.8)	(6.0)	(3.6)	(22.4)	913.1
Accumulated other comprehensive income (loss)	(48.1)	(5.7)	(53.8)	—	0.5	0.5	1.0	(52.8)
Total Company shareholders' equity	1,473.7	(54.2)	1,419.5	(12.8)	(5.5)	(3.1)	(21.4)	1,398.1
Noncontrolling Interest	117.1	—	117.1	—	—	(0.8)	(0.8)	116.3
Total equity	1,590.8	(54.2)	1,536.6	(12.8)	(5.5)	(3.9)	(22.2)	1,514.4
Total liabilities and equity	4,526.1	(51.8)	4,474.3	(4.1)	50.0	(4.6)	41.3	4,515.6

Tables of Contents

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

Condensed Consolidated Statements of Cash Flows:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 30, 2012 filed by the Company on May 4, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended March 30, 2012 filed by the Company on March 1, 2013.

	Three fiscal months ended March 30, 2012
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	$26.3	$(2.2)	$24.1	$(0.5)	$2.4	$0.3	$2.2	$26.3
Depreciation and amortization	26.8	—	26.8	—	—	0.1	0.1	26.9
Deferred income taxes	10.0	(0.5)	9.5	—	0.4	0.1	0.5	10.0
(Increase) decrease in receivables	(82.0)	—	(82.0)	0.3	—	—	0.3	(81.7)
(Increase) decrease in inventories	(15.9)	2.7	(13.2)	—	10.0	1.8	11.8	(1.4)
(Increase) decrease in other assets	(0.2)	—	(0.2)	—	0.8	—	0.8	0.6
Increase (decrease) in accounts payable, accrued and other liabilities	(6.5)	—	(6.5)	0.2	(13.6)	(2.3)	(15.7)	(22.2)
Net cash flows of operating activities	(34.6)	—	(34.6)	—	—	—	—	(34.6)

Tables of Contents

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended April 1, 2011 filed by the Company on May 6, 2011. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended March 30, 2012 filed by the Company on March 1, 2013.

	Three fiscal months ended April 1, 2011
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	$39.1	$(4.2)	$34.9	$(0.5)	$(0.5)	$(2.5)	$(3.5)	$31.4
Depreciation and amortization	27.7	—	27.7	—	—	0.1	0.1	27.8
Deferred income taxes	(6.4)	—	(6.4)	—	(0.1)	—	(0.1)	(6.5)
(Increase) decrease in receivables	(100.6)	—	(100.6)	0.4	—	0.2	0.6	(100.0)
(Increase) decrease in inventories	(176.8)	4.0	(172.8)	—	(9.6)	3.3	(6.3)	(179.1)
(Increase) decrease in other assets	(7.3)	—	(7.3)	—	(0.2)	—	(0.2)	(7.5)
Increase (decrease) in accounts payable, accrued and other liabilities	113.0	0.2	113.2	0.1	10.4	(1.1)	9.4	122.6
Net cash flows of operating activities	(105.6)	—	(105.6)	—	—	—	—	(105.6)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011. Specifically, we have restated our Condensed Consolidated Balance Sheets as of March 30, 2012 and December 31, 2011 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2012 and April 1, 2011. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 22 - Restatement of Condensed Consolidated Financial Statements which is included in "Condensed Consolidated Financial Statements (unaudited)" in Item 1 of this Amended Quarterly Report on Form 10-Q/A.
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
Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company's or management's beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements should be read in conjunction with the Company's comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2011 Amended Annual Report on Form 10-K/A as filed with the SEC on January 21, 2014.
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

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three months ended March 30, 2012, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7.8 million. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

	Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
Net sales	$1,449.5	100.0%	$1,437.7	100.0%
Cost of sales	1,300.4	89.7%	1,278.9	89.0%
Gross profit	149.1	10.3%	158.8	11.0%
Selling, general and administrative expenses	94.8	6.5%	94.5	6.6%
Operating income	54.3	3.7%	64.3	4.5%
Other income (expense)	6.8	0.5%	7.0	0.5%
Interest expense, net	(23.0)	(1.6)%	(22.0)	(1.5)%
Income before income taxes	38.1	2.6%	49.3	3.4%
Income tax (provision) benefit	(11.8)	(0.8)%	(18.3)	(1.3)%
Equity in net earnings of affiliated companies	—	—%	0.4	—%
Net income including non-controlling interest	26.3	1.8%	31.4	2.2%
Less: preferred stock dividends	0.1	—%	0.1	—%
Less: net income attributable non-controlling interest	1.3	0.1%	(0.2)	—%
Net income attributable to Company common shareholders	$24.9	1.7%	$31.5	2.2%
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

	Net Sales Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
North America	$541.2	37%	$541.8	38%
Europe and Mediterranean	416.1	29%	423.6	29%
ROW	492.2	34%	472.3	33%
Total net sales	$1,449.5	100%	$1,437.7	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
North America	$541.2	37%	$507.1	38%
Europe and Mediterranean	416.1	29%	393.6	30%
ROW	492.2	34%	429.6	32%
Total metal-adjusted net sales	$1,449.5	100%	$1,330.3	100%
Metal adjustment			107.4
Total net sales	$1,449.5		$1,437.7

	Metal Pounds Sold Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Pounds	%	Pounds	%
North America	84.6	32%	79.4	32%
Europe and Mediterranean	73.1	28%	73.7	30%
ROW	106.9	40%	95.1	38%
Total metal pounds sold	264.6	100%	248.2	100%
Net sales increased $11.8 million to $1,449.5 million in the first quarter of 2012 from $1,437.7 million in the first quarter of 2011. After adjusting first quarter 2011 net sales to reflect the $0.61 decrease in the average monthly copper price per pound and the $0.13 decrease in the average aluminum price per pound, net sales of $1,449.5 million reflects an increase of $119.2 million or 9%, from the metal adjusted net sales of $1,330.3 million in 2011. Volume, as measured by metal pounds sold, increased 16.4 million pounds or 7% to 264.6 million pounds in the first quarter of 2012 as compared to 248.2 million pounds in the first quarter of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price/product mix of approximately $97.5 million and increased volume of $47.3 million partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $25.6 million.

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

Metal-adjusted net sales in the Europe and Mediterranean segment increased $22.5 million, or 6%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $40.9 million partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $16.7 million primarily due to a weaker Euro relative to the U.S. dollar and lower volume of $1.7 million. Volume, as measured by metal pounds sold, decreased by 0.6 million pounds, or 1%, in the first quarter of 2012 compared to the first quarter of 2011. Economic conditions in Iberia remained weak, influencing demand across a broad spectrum of products partially offset by the Company's project related activities in France and Germany.

Metal-adjusted net sales in the ROW segment increased $62.6 million or 15%. The increase in sales on a metal adjusted basis is due to favorable selling price/product mix of approximately $36.4 million and increased volume of $34.0 million, partially offset by unfavorable foreign currency exchange rate changes on the translation of reported revenues of $7.8 million primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 11.8 million pounds, or 12%, in the first quarter of 2012 compared to the first quarter of 2011, which is primarily attributable to an increase in demand for high voltage metal intensive transmission line products and low-and medium-voltage distribution cables in Brazil as well as for low voltage distribution cables tied to construction activity in the Philippines.
Cost of Sales
Cost of sales increased $21.5 million, or 2% in the three months ended March 30, 2012 as compared to the three months ended April 1, 2011. As previously noted, the cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 60% of total product cost.
Gross Profit
Gross profit decreased $9.7 million, or 6%, in the first quarter of 2012 from the first quarter of 2011. Gross profit as a percentage of sales was 10% in the first quarter of 2012 and was 11% in the first quarter of 2011. Prior year first quarter gross profit includes the impact of a steadily rising metal price environment in the months leading into the quarter which increased gross profit as compared to the first quarter of 2012.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) remained relatively flat in the first quarter of 2012 at $94.8 million compared to the first quarter of 2011 at $94.5 million. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the first quarters of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Three Fiscal Months Ended
	March 30, 2012		April 1, 2011
	Amount	%	Amount	%
North America	$30.4	56%	$35.5	55%
Europe and Mediterranean	4.5	8%	13.5	21%
ROW	19.4	36%	15.3	24%
Total operating income (loss)	$54.3	100%	$64.3	100%
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

The increase in operating income for the ROW segment of $4.1 million was primarily attributable to the increase in demand in Brazil partially offset by the positive impact the Company reported in the first quarter of 2011 as selling prices were rising faster than the average cost of metal prices as compared to the first quarter of 2012 as well as an unfavorable product mix in Chile due to higher production of copper rod in the first quarter of 2012 as compared to 2011.
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
Tax Provision
The Company’s effective tax rate for the first quarters of 2012 and 2011 was 31.0% and 37.1%, respectively. The tax rate for the first quarter of 2012 included tax benefits recognized due to statute of limitations expirations for certain income tax exposures.

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
Summary of Cash Flows

Operating cash outflow of $34.6 million in the three months ended March 30, 2012 reflects a net working capital use of $104.7 million as compared to $164.0 million in the three months ended April 1, 2011. In both periods, the Company experienced increased volume and a rise in average metal prices which caused accounts receivable to increase. In 2012, inventory levels were relatively flat during the first quarter thereby having little operating cash flow impact whereas in 2011 there was a significant inventory increase only partially offset by an increase in the corresponding payables. Days sales outstanding and days in inventory were consistent in the three months ended March 30, 2012 and April 1, 2011. Partially offsetting this net working capital use of cash in the three months ended March 30, 2012 was $70.1 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, and convertible debt instruments non cash interest charges.

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

(7)
Unrecognized tax benefits of $76.2 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Accounting Standards to the 2011 Amended Annual Report on Form 10-K/A. In the three months ended March 30, 2012, there have been no significant changes to these policies. In the three months ended March 30, 2012, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.
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

Sales in Venezuela were 4% and 3% of consolidated net sales for the three months ended March 30, 2012 and April 1, 2011, respectively. Operating income in Venezuela was 17% and 12% of consolidated operating income for the three months ended March 30, 2012 and April 1, 2011, respectively. For the three months ended March 30, 2012, Venezuela’s sales and cost of goods sold were approximately 97% and 35% BsF denominated and approximately 3% and 65% U.S. dollar denominated, respectively. For the three months ended April 1, 2011, Venezuela’s sales and cost of goods sold were approximately 91% and 29% BsF denominated and approximately 9% and 71% U.S. dollar denominated, respectively.

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

In connection with the Company’s Amendment No. 1 of its quarterly report on Form 10-Q for the quarterly period ended March 30, 2012 filed on March 1, 2013 (the “First Amended Filing”), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of the end of the period covered by the First Amendment (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management.
Therefore, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the Evaluation Date and again concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory, including the related VAT assets, and revenue recognition in connection with bill and hold transactions, in each case in Brazil, within the Company's Rest of World ("ROW") segment and (ii) ROW segment management oversight, including management override affecting financial reporting and the setting of an improper “tone at the top,” which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory, the detection of the overstatement of VAT assets due to the theft and accounting issues, and the detection of failure to meet requirements under relevant accounting pronouncements related to revenue recognition in connection with bill and hold transactions , collectively constituted a material weakness in inventory controls in Brazil and material weaknesses in the controls related to ROW executive management. Notwithstanding the material weaknesses, each of the Company’s CEO and CFO has concluded, based on his knowledge, that the condensed consolidated financial statements included in this Amended Quarterly Report of Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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
Control Deficiencies Related to ROW Executive Management

•
ROW executive management overrode controls, resulting in a delay in the reporting of inventory accounting issues and allegations of theft to the Company's executive management, engaged in other improper actions (none of which had a material effect on the Company's condensed consolidated financial statements) designed to delay the reporting of expenses or other charges, and set an improper "tone at the top," which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process.

•
The Company believes that the effects of the weaknesses in the ROW control environment, coupled with the deficiencies in inventory controls in Brazil noted above, caused the Company to reach an erroneous accounting conclusion with respect to the recognition of revenues in bill and hold transactions.

For additional information regarding the restatement and the material weaknesses identified by management, see the Explanatory Note and Note 22 to the Condensed Consolidated Financial Statements included in this Amended Quarterly Report on Form 10-Q/A, and Item 9A, “Controls and Procedures,” in the Company's Amendment No. 2 on Form 10-K/A, amending its Amended Annual Report on Form 10-K/A for the year ended December 31, 2011 (the “2011 Amended Annual Report on Form 10-K/A”).
Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As a result of management's identification of the ongoing material weaknesses described above, the Company developed a number of actions and is in the process of implementing changes in its internal control over financial reporting. Actions and changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 and subsequent to December 31, 2012 are described in detail in Item 9A, “Controls and Procedures” in the 2011 Amended Annual Report on Form 10-K/A.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2011 Amended Annual Report on Form 10-K/A.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s 2011 Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Amended Quarterly Report on Form 10-Q/A.
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

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document(1)
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	January 21, 2014	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President and Chief
Financial Officer

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

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) filed on May 14, 2010).
3.3	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-12983) as filed on May 14, 2010).
*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document