Form 10-Q/A
period 2012-06-29
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

EXPLANATORY NOTE
Restatement of Condensed Consolidated Financial Statements

Restatement No. 1
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three and six fiscal months ended June 29, 2012 and July 1, 2011 and overstated inventory balances as of June 29, 2012 and December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries.

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated for these errors in its previously issued condensed consolidated financial statements as of June 29, 2012 and December 31, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011 in Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly periods ended June 29, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
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
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to the accounting errors described above, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) VAT assets, the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim condensed consolidated financial statements as of and for the three fiscal months ended March 29, 2013 should no longer be relied upon.
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
This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly periods ended June 29, 2012 (the “Amended Quarterly Report on Form 10-Q/A”) includes the restated condensed consolidated financial statements for Restatement No. 1 and Restatement No. 2 described above.
See Note 23 - Restatement of Condensed Consolidated Financial Statements to the accompanying condensed consolidated financial statements for additional information.

Internal Control over Financial Reporting
In connection with the First Amended Filing, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of the end of the period covered by the First Amended Filing (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management. For a description of the material weaknesses in internal controls and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures" in the Company's Amendment No. 2 to the 2011 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 21, 2014 and Part I, Item 4 Controls and Procedures, herein.
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
The Company is concurrently filing amended Annual Reports on Form 10-K/A for the years ended December 31, 2012 and 2011, Amendment No. 2 of its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and September 28, 2012, Amendment No. 1 of its Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 and Quarterly Reports on Form 10-Q for the quarterly periods ended June 28, 2013 and September 27, 2013.

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)
Net sales	$1,475.2	$1,533.5	$2,924.7	$2,971.2
Cost of sales	1,301.5	1,359.9	2,601.9	2,638.8
Gross profit	173.7	173.6	322.8	332.4
Selling, general and administrative expenses	106.1	95.0	200.9	189.5
Operating income	67.6	78.6	121.9	142.9
Other income (expense)	(13.5)	(3.9)	(6.7)	3.1
Interest income (expense):
Interest expense	(25.2)	(23.6)	(49.9)	(47.6)
Interest income	1.6	2.0	3.3	4.0
	(23.6)	(21.6)	(46.6)	(43.6)
Income before income taxes	30.5	53.1	68.6	102.4
Income tax (provision) benefit	(11.2)	(18.9)	(23.0)	(37.2)
Equity in earnings of affiliated companies	0.5	1.0	0.5	1.4
Net income including non-controlling interest	19.8	35.2	46.1	66.6
Less: preferred stock dividends	0.1	0.1	0.2	0.2
Less: net income attributable to non-controlling interest	2.0	0.5	3.3	0.3
Net income attributable to Company common shareholders	$17.7	$34.6	$42.6	$66.1
Earnings per share
Earnings per common share-basic	$0.36	$0.66	$0.86	$1.27
Weighted average common shares-basic	49.8	52.2	49.8	52.2
Earnings per common share-assuming dilution	$0.35	$0.63	$0.84	$1.21
Weighted average common shares-assuming dilution	51.1	54.9	51.1	54.7
Comprehensive income (loss):
Net income (loss)	$19.8	$35.2	$46.1	$66.6
Currency translation gain (loss)	(58.5)	23.6	(16.8)	64.8
Defined benefit plan adjustments, net of tax of an immaterial tax amount in the three and six months ended June 29, 2012 and July 1, 2011	(2.1)	—	(2.1)	—
Change in fair value of derivatives, net of tax of $3.0 and $0.4 million in three and six months ended June 29, 2012 and $3.2 and $2.2 million in three and six months ended July 1, 2011	(3.4)	(5.5)	2.6	(20.0)
Comprehensive income (loss), net of tax	(44.2)	53.3	29.8	111.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(0.8)	1.7	3.6	0.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(43.4)	$51.6	$26.2	$110.5
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 29, 2012	December 31, 2011
	(as restated)(1)	(as restated)(1)
Assets
Current assets:
Cash and cash equivalents	$438.8	$434.1
Receivables, net of allowances of $25.3 million at June 29, 2012 and $21.2 million at December 31, 2011	1,207.1	1,074.7
Inventories, net	1,260.4	1,243.7
Deferred income taxes	39.2	43.7
Prepaid expenses and other	107.6	102.8
Total current assets	3,053.1	2,899.0
Property, plant and equipment, net	1,001.4	1,018.5
Deferred income taxes	22.6	16.2
Goodwill	171.3	171.4
Intangible assets, net	179.3	181.5
Unconsolidated affiliated companies	18.7	18.3
Other non-current assets	55.7	71.0
Total assets	$4,502.1	$4,375.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$969.6	$946.5
Accrued liabilities	455.0	498.5
Current portion of long-term debt	228.7	156.3
Total current liabilities	1,653.3	1,601.3
Long-term debt	918.2	892.6
Deferred income taxes	208.0	198.2
Other liabilities	250.0	245.9
Total liabilities	3,029.5	2,938.0
Commitments and contingencies
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
June 29, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
June 29, 2012– 49,770,887 (net of 8,689,031 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	672.4	666.7
Treasury stock	(135.2)	(136.5)
Retained earnings	930.8	888.2
Accumulated other comprehensive income (loss)	(114.0)	(97.4)
Total Company shareholders’ equity	1,358.4	1,325.4
Non-controlling interest	114.2	112.5
Total equity	1,472.6	1,437.9
Total liabilities and equity	$4,502.1	$4,375.9
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	June 29, 2012	July 1, 2011
	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$46.1	$66.6
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	53.9	56.0
Amortization on restricted stock awards	1.4	1.7
Foreign currency exchange (gain) loss	5.8	5.1
Deferred income taxes	7.2	(10.9)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.7)
Convertible debt instruments noncash interest charges	10.9	10.2
(Gain) loss on disposal of property	—	(1.9)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(146.4)	(163.2)
(Increase) decrease in inventories	(25.6)	(224.5)
(Increase) decrease in other assets	2.3	(14.2)
Increase (decrease) in accounts payable, accrued and other liabilities	27.2	194.1
Net cash flows of operating activities	(17.3)	(81.7)
Cash flows of investing activities:
Capital expenditures	(63.7)	(55.5)
Proceeds from properties sold	4.2	2.8
Acquisitions, net of cash acquired	(7.3)	—
Other	(0.1)	—
Net cash flows of investing activities	(66.9)	(52.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	(0.2)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.7
Proceeds from other debt	877.8	871.6
Repayments of other debt	(790.8)	(759.3)
Dividends paid to non-controlling interest	(1.9)	(2.8)
Proceeds from exercise of stock options	0.1	0.7
Net cash flows of financing activities	85.1	110.7
Effect of exchange rate changes on cash and cash equivalents	3.8	(13.0)
Increase (decrease) in cash and cash equivalents	4.7	(36.7)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$438.8	$422.0
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$15.2	$18.2
Interest paid	$33.2	$31.3
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$20.2	$27.1
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and Notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three and six fiscal months ended June 29, 2012 are not necessarily indicative of results that may be expected for the full year. The December 31, 2011 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and Notes thereto in General Cable’s Amendment No. 2 on its Annual Report on Form 10-K/A ("2011 Amended Annual Report on Form 10-K/A") filed with the Securities and Exchange Commission on January 21, 2014. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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

(in millions)	June 29, 2012	December 31, 2011
Raw materials	$319.6	$293.8
Work in process	201.3	193.3
Finished goods	739.5	756.6
Total	$1,260.4	$1,243.7

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	June 29, 2012	December 31, 2011
Land	$107.8	$107.3
Buildings and leasehold improvements	302.7	302.2
Machinery, equipment and office furnishings	1,083.7	1,051.3
Construction in progress	81.9	94.2
Total – gross book value	1,576.1	1,555.0
Less accumulated depreciation	(574.7)	(536.5)
Total – net book value	$1,001.4	$1,018.5
Depreciation expense for the three and six fiscal months ended June 29, 2012 was $23.9 million and $47.8 million, respectively. Depreciation expense for the three and six fiscal months ended July 1, 2011 was $24.7 million and $48.7 million, respectively.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$166.8	$171.4	$2.4	$0.5	$132.2	$135.1
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	—	(0.1)	(0.1)	—	—	0.2	0.2
Balance, June 29, 2012	$2.3	$2.3	$166.7	$171.3	$2.4	$0.5	$132.4	$135.3
The amounts of other intangible assets for customer relationships were as follows in millions of dollars:

Tables of Contents

	June 29, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$111.4	$108.3
Accumulated amortization	(67.3)	(61.8)
Foreign currency translation adjustment	(0.1)	(0.1)
Amortized intangible assets, net	$44.0	$46.4
Amortized intangible assets are stated at cost less accumulated amortization as of June 29, 2012 and December 31, 2011. Customer relationships have been determined to have a useful life in the range of 3.5 to 10 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first six fiscal months of 2012 and 2011 was $5.5 million and $6.2 million, respectively. The estimated amortization expense during the twelve month periods beginning June 29, 2012 through June 30, 2017, based on exchange rates as of June 29, 2012, are $10.1 million, $9.2 million, $8.3 million, $7.4 million, $6.1 million and $2.9 million thereafter.
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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

Tables of Contents

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

As of  June 29, 2012 and December 31, 2011 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheet.  As of  June 29, 2012 and December 31, 2011 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of June 29, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

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

Tables of Contents

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
During the second quarter of 2012, the Company accrued approximately $2.9 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $2.2 million (including penalties and interest) in the second quarter of 2012 due primarily to the expiration of statute of limitations for certain tax exposures.

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

Tables of Contents

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
Condensed consolidated statements of changes in total equity are presented below for the six months ended June 29, 2012 and July 1, 2011 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,437.9	$3.8	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$112.5
Comprehensive income (loss):
Net income (loss) including non-controlling interest	46.1					42.8		3.3
Foreign currency translation adj.	(16.8)						(17.0)	0.2
Gain (loss) defined benefit plan	(2.1)						(2.1)
Unrealized gain (loss) on financial instruments	2.6						2.5	0.1
Comprehensive income (loss)	29.8
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(1.9)							(1.9)
Other – issuance pursuant to restricted stock, stock options and other	6.9			5.6	1.3
Balance, June 29, 2012	$1,472.6	$3.8	$0.6	$672.4	$(135.2)	$930.8	$(114.0)	$114.2

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2010	$1,552.4	$3.8	$0.6	$652.8	$(74.0)	$833.7	$12.8	$122.7
Comprehensive income (loss):
Net income including noncontrolling interest	66.6					66.3		0.3
Foreign currency translation adj.	64.8						63.5	1.3
Gain (loss) defined benefit plan	—						0.7	(0.7)
Unrealized gain (loss) on financial instruments	(20.0)						(20.0)	—
Comprehensive income (loss)	111.4
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock compensation	0.7			0.7
Dividends paid to non-controlling interest	(2.8)							(2.8)
Other – issuance pursuant to restricted stock, stock options and other	4.0			6.0	(0.7)			(1.3)
Balance, July 1, 2011	$1,665.5	$3.8	$0.6	$659.5	$(74.7)	$899.8	$57.0	$119.5
The components of accumulated other comprehensive income (loss) as of June 29, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

Tables of Contents

	June 29, 2012		December 31, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(53.3)	$(18.1)	$(36.3)	$(18.3)
Change in fair value of pension benefit obligation, net of tax	(65.1)	(3.2)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	(3.2)	(0.5)	(5.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(114.0)	$(21.8)	$(97.4)	$(22.1)
Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$17.8	$2.0	$34.7	$0.5
Currency translation gain (loss)	(55.6)	(2.9)	22.1	1.5
Change in fair value of pension benefit obligation, net of tax	(2.2)	0.1	0.3	(0.3)
Change in fair value of derivatives, net of tax	(3.4)	—	(5.5)	—
Comprehensive income (loss)	$(43.4)	$(0.8)	$51.6	$1.7

(1)	Net income before preferred stock dividend payments.

	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$42.8	$3.3	$66.3	$0.3
Currency translation gain (loss)	(17.0)	0.2	63.5	1.3
Change in fair value of pension benefit obligation, net of tax	(2.1)	—	0.7	(0.7)
Change in fair value of derivatives, net of tax	2.5	0.1	(20.0)	—
Comprehensive income (loss)	$26.2	$3.6	$110.5	$0.9

(1)	Net income before preferred stock dividend payments.
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

Tables of Contents

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

Tables of Contents

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions, except per share data)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Earnings per common share – basic:
Net income for basic EPS computation (1)	$17.7	$34.6	$42.6	$66.1
Weighted average shares outstanding for basic EPS computation (2)	49.8	52.2	49.8	52.2
Earnings per common share – basic (3)	$0.36	$0.66	$0.86	$1.27
Earnings per common share – assuming dilution:
Net income attributable to Company common shareholders	$17.7	$34.6	$42.6	$66.1
Add: preferred stock dividends, if applicable	0.1	0.1	0.2	0.2
Net income for diluted EPS computation (1)	$17.8	$34.7	$42.8	$66.3
Weighted average shares outstanding including nonvested shares	49.8	52.2	49.8	52.2
Dilutive effect of convertible notes	—	1.4	—	1.2
Dilutive effect of stock options and restricted stock units	0.9	0.9	0.9	0.9
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	51.1	54.9	51.1	54.7
Earnings per common share – assuming dilution	$0.35	$0.63	$0.84	$1.21

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

Tables of Contents

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

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions)	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net Sales:
North America	$548.0	$566.4	$1,089.2	$1,108.2
Europe and Mediterranean	446.6	469.7	862.7	893.3
ROW	480.6	497.4	972.8	969.7
Total	$1,475.2	$1,533.5	$2,924.7	$2,971.2
Segment Operating Income:
North America	$36.6	$41.3	$67.0	$76.8
Europe and Mediterranean	8.7	12.4	13.2	25.9
ROW	22.3	24.9	41.7	40.2
Total	$67.6	$78.6	$121.9	$142.9

(in millions)	June 29, 2012	December 31, 2011
Total Assets:
North America	$1,087.5	$1,026.8
Europe and Mediterranean	1,447.7	1,435.1
ROW	1,966.9	1,914.0
Total	$4,502.1	$4,375.9

18.	Commitments and Contingencies
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

Tables of Contents

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

Tables of Contents

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
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three and six fiscal months ended June 29, 2012, equity in earnings of affiliated companies was $0.5 million and $0.5 million respectively. For the three and six fiscal months ended July 1, 2011, equity in earnings of affiliated companies was $1.0 million and $1.4 million, respectively. The net investment in unconsolidated affiliated companies was $18.7 million and $18.3 million as of June 29, 2012 and December 31, 2011, respectively. As of June 29, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

21.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $10.6 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes, the $200.0 million of 7.125% Senior Notes due in 2017 and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. In December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The three and six months ended June 29, 2012 and July 1, 2011 Condensed Statements of Operations and Comprehensive Income (Loss) Information, the June 29, 2012 and December 31, 2011 Condensed Balance Sheet Information and the six months ended June 29, 2012 and July 1, 2011 Condensed Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the

Tables of Contents

three and six fiscal months ended June 29, 2012 and July 1, 2011 and overstated inventory balances as of June 29, 2012 and December 31, 2011. The Company also identified additional errors related to foreign currency adjustments between the Company's U.S. and Canadian subsidiaries and within the Company's Mexican subsidiary. As a result, the Company restated for these errors in its previously issued condensed consolidated financial statements as of March 30, 2012 and December 31, 2011 and for the three months ended March 30, 2012 and April 1, 2011 in Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 30, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
In remediating the material weaknesses associated with Restatement No. 1, subsequent to the First Amended Filing, the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT assets in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the accompanying restated condensed consolidated financial statements as of June 29, 2012 and December 31, 2011 and for the three and six months ended June 29. 2012 and July 1, 2011 (“Restatement No. 2”).
The following Supplemental Guarantor and Parent Company Condensed Financial Information has been restated and recast for the effects of Restatement No. 1, the effects of the removal of the Canadian subsidiaries as guarantor subsidiaries and the effects of Restatement No. 2, which are each reflected in separate tables. The effects of Restatement No. 1 and the effects of Restatement No. 2 are further described in Note 23 - Restatement of Condensed Consolidated Financial Statements.
The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the three and six months ended June 29, 2012, the Condensed Balance Sheet Information as of June 29, 2012 and the Condensed Statements of Cash Flow Information for the six months ended June 29, 2012 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three and six months ended June 29, 2012 filed by the Company on August 3, 2012. The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the three and six months ended July 1, 2011 and the Condensed Statements of Cash Flow Information for the six months ended July 1, 2011 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three and six months ended July 1, 2011 filed by the Company on August 4, 2011. As of December 31, 2011 the Condensed Balance Sheet Information presented in the "As Originally Filed" table corresponds to Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012.
Before consideration of the Parent Company's and Guarantor Subsidiaries' proportionate share of their respective equity adjustments for net income (loss) applicable to Company common shareholders and other comprehensive income (loss), each of the errors described above and in further detail in Note 23 impact the condensed financial information of the Non-Guarantor Subsidiaries and has been reflected in the "Effect of Restatement #1" and "Effect of Restatement #2" tables.
The Condensed Statements of Operations and Comprehensive Income (Loss) information for the Parent Company and Guarantor Subsidiaries for the three and six months ended June 29, 2012 and July 1, 2011 have been restated in the respective "Effect of Restatement #2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations, which were previously omitted from the prior filings.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$535.5	$942.6	$—	$1,478.1
Intercompany	21.6	—	11.5	(33.1)	—
	21.6	535.5	954.1	(33.1)	1,478.1
Cost of sales	—	462.5	850.1	(11.5)	1,301.1
Gross profit	21.6	73.0	104.0	(21.6)	177.0
Selling, general and administrative expenses	11.4	40.4	74.2	(21.6)	104.4
Operating income	10.2	32.6	29.8	—	72.6
Other income (expense)	—	(1.2)	(12.3)	—	(13.5)
Interest income (expense):
Interest expense	(16.1)	(22.8)	(11.6)	25.3	(25.2)
Interest income	21.9	3.1	1.9	(25.3)	1.6
	5.8	(19.7)	(9.7)	—	(23.6)
Income before income taxes	16.0	11.7	7.8	—	35.5
Income tax (provision) benefit	(5.6)	(3.7)	(2.7)	—	(12.0)
Equity in net income of subsidiaries and affiliated companies	11.5	3.5	—	(14.5)	0.5
Net income including non-controlling interest	21.9	11.5	5.1	(14.5)	24.0
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.1	—	2.1
Net income attributable to Company common shareholders	$21.8	$11.5	$3.0	$(14.5)	$21.8
Comprehensive income (loss):
Net income (loss)	$21.9	$11.5	$5.1	$(14.5)	$24.0
Currency translation gain (loss)	(0.5)	(5.4)	(58.3)	—	(64.2)
Defined benefit plan adjustments, net of tax	—	—	(2.1)	—	(2.1)
Change in fair value of derivatives, net of tax	—	(1.2)	(2.2)	—	(3.4)
Comprehensive income (loss), net of tax	21.4	4.9	(57.5)	(14.5)	(45.7)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.7)	—	(0.7)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$21.4	$4.9	$(56.8)	$(14.5)	$(45.0)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	3.5	—	3.5
Gross profit	—	—	(3.5)	—	(3.5)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(3.5)	—	(3.5)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(3.5)	—	(3.5)
Income tax (provision) benefit	—	—	0.5	—	0.5
Equity in net income of subsidiaries and affiliated companies	(3.0)	(3.0)	—	6.0	—
Net income including non-controlling interest	(3.0)	(3.0)	(3.0)	6.0	(3.0)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Company common shareholders	$(3.0)	$(3.0)	$(3.0)	$6.0	$(3.0)
Comprehensive income (loss):
Net income (loss)	$(3.0)	$(3.0)	$(3.0)	$6.0	$(3.0)
Currency translation gain (loss)	—	—	4.1	—	4.1
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(3.0)	(3.0)	1.1	6.0	1.1
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(3.0)	$(3.0)	$1.1	$6.0	$1.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(51.6)	$51.6	$—	$—
Intercompany	—	32.8	43.8	(76.6)	—
	—	(18.8)	95.4	(76.6)	—
Cost of sales	—	(15.1)	91.7	(76.6)	—
Gross profit	—	(3.7)	3.7	—	—
Selling, general and administrative expenses	—	(2.8)	2.8	—	—
Operating income	—	(0.9)	0.9	—	—
Other income (expense)	—	0.7	(0.7)	—	—
Interest income (expense):
Interest expense	—	0.2	(0.9)	0.7	—
Interest income	—	0.7	—	(0.7)	—
	—	0.9	(0.9)	—	—
Income before income taxes	—	0.7	(0.7)	—	—
Income tax (provision) benefit	—	(0.2)	0.2	—	—
Equity in net income of subsidiaries and affiliated companies	—	(0.5)	0.4	0.1	—
Net income including non-controlling interest	—	—	(0.1)	0.1	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income attributable to Company common shareholders	$—	$—	$(0.1)	$0.1	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.1)	$0.1	$—
Currency translation gain (loss)	—	(8.8)	8.8	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	(8.8)	8.7	0.1	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$(8.8)	$8.7	$0.1	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(2.9)	$—	$(2.9)
Intercompany	—	—	—	—	—
	—	—	(2.9)	—	(2.9)
Cost of sales	—	—	(3.1)	—	(3.1)
Gross profit	—	—	0.2	—	0.2
Selling, general and administrative expenses	—	—	1.7	—	1.7
Operating income	—	—	(1.5)	—	(1.5)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(1.5)	—	(1.5)
Income tax (provision) benefit	—	—	0.3	—	0.3
Equity in net income of subsidiaries and affiliated companies	(1.1)	(1.1)	—	2.2	—
Net income including non-controlling interest	(1.1)	(1.1)	(1.2)	2.2	(1.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income attributable to Company common shareholders	$(1.1)	$(1.1)	$(1.1)	$2.2	$(1.1)
Comprehensive income (loss):
Net income (loss)	$(1.1)	$(1.1)	$(1.2)	$2.2	$(1.2)
Currency translation gain (loss)	(55.1)	(40.9)	1.6	96.0	1.6
Defined benefit plan adjustments, net of tax	(2.2)	(2.2)	—	4.4	—
Change in fair value of derivatives, net of tax	(3.4)	(2.2)	—	5.6	—
Comprehensive income (loss), net of tax	(61.8)	(46.4)	0.4	108.2	0.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(61.8)	$(46.4)	$0.5	$108.2	$0.5

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$483.9	$991.3	$—	$1,475.2
Intercompany	21.6	32.8	55.3	(109.7)	—
	21.6	516.7	1,046.6	(109.7)	1,475.2
Cost of sales	—	447.4	942.2	(88.1)	1,301.5
Gross profit	21.6	69.3	104.4	(21.6)	173.7
Selling, general and administrative expenses	11.4	37.6	78.7	(21.6)	106.1
Operating income	10.2	31.7	25.7	—	67.6
Other income (expense)	—	(0.5)	(13.0)	—	(13.5)
Interest income (expense):
Interest expense	(16.1)	(22.6)	(12.5)	26.0	(25.2)
Interest income	21.9	3.8	1.9	(26.0)	1.6
	5.8	(18.8)	(10.6)	—	(23.6)
Income before income taxes	16.0	12.4	2.1	—	30.5
Income tax (provision) benefit	(5.6)	(3.9)	(1.7)	—	(11.2)
Equity in net income of subsidiaries and affiliated companies	7.4	(1.1)	0.4	(6.2)	0.5
Net income including non-controlling interest	17.8	7.4	0.8	(6.2)	19.8
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.0	—	2.0
Net income attributable to Company common shareholders	$17.7	$7.4	$(1.2)	$(6.2)	$17.7
Comprehensive income (loss):
Net income (loss)	$17.8	$7.4	$0.8	$(6.2)	$19.8
Currency translation gain (loss)	(55.6)	(55.1)	(43.8)	96.0	(58.5)
Defined benefit plan adjustments, net of tax	(2.2)	(2.2)	(2.1)	4.4	(2.1)
Change in fair value of derivatives, net of tax	(3.4)	(3.4)	(2.2)	5.6	(3.4)
Comprehensive income (loss), net of tax	(43.4)	(53.3)	(47.3)	99.8	(44.2)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(43.4)	$(53.3)	$(46.5)	$99.8	$(43.4)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,066.8	$1,843.8	$—	$2,910.6
Intercompany	28.9	—	23.1	(52.0)	—
	28.9	1,066.8	1,866.9	(52.0)	2,910.6
Cost of sales	—	928.3	1,681.2	(23.1)	2,586.4
Gross profit	28.9	138.5	185.7	(28.9)	324.2
Selling, general and administrative expenses	23.1	71.6	132.4	(28.9)	198.2
Operating income	5.8	66.9	53.3	—	126.0
Other income (expense)	—	(0.8)	(5.9)	—	(6.7)
Interest income (expense):
Interest expense	(31.9)	(45.9)	(22.8)	50.7	(49.9)
Interest income	43.9	6.3	3.8	(50.7)	3.3
	12.0	(39.6)	(19.0)	—	(46.6)
Income (loss) before income taxes	17.8	26.5	28.4	—	72.7
Income tax (provision) benefit	(6.4)	(10.9)	(5.6)	—	(22.9)
Equity in net income of subsidiaries	35.5	19.9	—	(54.9)	0.5
Net income including non-controlling interest	46.9	35.5	22.8	(54.9)	50.3
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	3.4	—	3.4
Net income applicable to Company common shareholders	$46.7	$35.5	$19.4	$(54.9)	$46.7
Comprehensive income (loss):
Net income (loss)	$46.9	$35.5	$22.8	$(54.9)	$50.3
Currency translation gain (loss)	0.2	(6.1)	(14.2)	—	(20.1)
Defined benefit plan adjustments, net of tax	—	—	(2.1)	—	(2.1)
Change in fair value of derivatives, net of tax	—	1.3	1.3	—	2.6
Comprehensive income (loss), net of tax	47.1	30.7	7.8	(54.9)	30.7
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.7	—	3.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$47.1	$30.7	$4.1	$(54.9)	$27.0

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	6.2	—	6.2
Gross profit	—	—	(6.2)	—	(6.2)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(6.2)	—	(6.2)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(6.2)	—	(6.2)
Income tax (provision) benefit	—	—	1.0	—	1.0
Equity in net income of subsidiaries	(5.2)	(5.2)	—	10.4	—
Net income including non-controlling interest	(5.2)	(5.2)	(5.2)	10.4	(5.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(5.2)	$(5.2)	$(5.2)	$10.4	$(5.2)
Comprehensive income (loss):
Net income (loss)	$(5.2)	$(5.2)	$(5.2)	$10.4	$(5.2)
Currency translation gain (loss)	—	—	2.3	—	2.3
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(5.2)	(5.2)	(2.9)	10.4	(2.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(5.2)	$(5.2)	$(2.9)	$10.4	$(2.9)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(109.8)	$109.8	$—	$—
Intercompany	—	61.2	80.8	(142.0)	—
	—	(48.6)	190.6	(142.0)	—
Cost of sales	—	(41.7)	183.7	(142.0)	—
Gross profit	—	(6.9)	6.9	—	—
Selling, general and administrative expenses	—	(6.0)	6.0	—	—
Operating income	—	(0.9)	0.9	—	—
Other income (expense)	—	0.1	(0.1)	—	—
Interest income (expense):
Interest expense	—	0.2	(1.6)	1.4	—
Interest income	—	1.4	—	(1.4)	—
	—	1.6	(1.6)	—	—
Income (loss) before income taxes	—	0.8	(0.8)	—	—
Income tax (provision) benefit	—	(0.2)	0.2	—	—
Equity in net income of subsidiaries	—	(0.6)	0.4	0.2	—
Net income including non-controlling interest	—	—	(0.2)	0.2	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$(0.2)	$0.2	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.2)	$0.2	$—
Currency translation gain (loss)	—	(0.7)	0.7	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	(0.7)	0.5	0.2	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$(0.7)	$0.5	$0.2	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$14.1	$—	$14.1
Intercompany	—	—	—	—	—
	—	—	14.1	—	14.1
Cost of sales	—	—	9.3	—	9.3
Gross profit	—	—	4.8	—	4.8
Selling, general and administrative expenses	—	—	2.7	—	2.7
Operating income	—	—	2.1	—	2.1
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	2.1	—	2.1
Income tax (provision) benefit	—	—	(1.1)	—	(1.1)
Equity in net income of subsidiaries	1.1	1.1	—	(2.2)	—
Net income including non-controlling interest	1.1	1.1	1.0	(2.2)	1.0
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income applicable to Company common shareholders	$1.1	$1.1	$1.1	$(2.2)	$1.1
Comprehensive income (loss):
Net income (loss)	$1.1	$1.1	$1.0	$(2.2)	$1.0
Currency translation gain (loss)	(17.2)	(10.4)	1.0	27.6	1.0
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	—	4.2	—
Change in fair value of derivatives, net of tax	2.5	1.2	—	(3.7)	—
Comprehensive income (loss), net of tax	(15.7)	(10.2)	2.0	25.9	2.0
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(15.7)	$(10.2)	$2.1	$25.9	$2.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$957.0	$1,967.7	$—	$2,924.7
Intercompany	28.9	61.2	103.9	(194.0)	—
	28.9	1,018.2	2,071.6	(194.0)	2,924.7
Cost of sales	—	886.6	1,880.4	(165.1)	2,601.9
Gross profit	28.9	131.6	191.2	(28.9)	322.8
Selling, general and administrative expenses	23.1	65.6	141.1	(28.9)	200.9
Operating income	5.8	66.0	50.1	—	121.9
Other income (expense)	—	(0.7)	(6.0)	—	(6.7)
Interest income (expense):
Interest expense	(31.9)	(45.7)	(24.4)	52.1	(49.9)
Interest income	43.9	7.7	3.8	(52.1)	3.3
	12.0	(38.0)	(20.6)	—	(46.6)
Income (loss) before income taxes	17.8	27.3	23.5	—	68.6
Income tax (provision) benefit	(6.4)	(11.1)	(5.5)	—	(23.0)
Equity in net income of subsidiaries	31.4	15.2	0.4	(46.5)	0.5
Net income including non-controlling interest	42.8	31.4	18.4	(46.5)	46.1
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	3.3	—	3.3
Net income applicable to Company common shareholders	$42.6	$31.4	$15.1	$(46.5)	$42.6
Comprehensive income (loss):
Net income (loss)	$42.8	$31.4	$18.4	$(46.5)	$46.1
Currency translation gain (loss)	(17.0)	(17.2)	(10.2)	27.6	(16.8)
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	(2.1)	4.2	(2.1)
Change in fair value of derivatives, net of tax	2.5	2.5	1.3	(3.7)	2.6
Comprehensive income (loss), net of tax	26.2	14.6	7.4	(18.4)	29.8
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.6	—	3.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$26.2	$14.6	$3.8	$(18.4)	$26.2

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 1, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$554.0	$978.2	$—	$1,532.2
Intercompany	13.6	—	11.9	(25.5)	—
	13.6	554.0	990.1	(25.5)	1,532.2
Cost of sales	—	479.8	889.7	(11.9)	1,357.6
Gross profit	13.6	74.2	100.4	(13.6)	174.6
Selling, general and administrative expenses	10.7	36.6	61.1	(13.6)	94.8
Operating income	2.9	37.6	39.3	—	79.8
Other income (expense)	—	(0.4)	(3.5)	—	(3.9)
Interest income (expense):
Interest expense	(15.6)	(17.9)	(10.6)	20.5	(23.6)
Interest income	17.3	3.1	2.1	(20.5)	2.0
	1.7	(14.8)	(8.5)	—	(21.6)
Income (loss) before income taxes	4.6	22.4	27.3	—	54.3
Income tax (provision) benefit	(1.7)	(10.6)	(4.9)	—	(17.2)
Equity in net income of subsidiaries	34.7	22.9	—	(56.6)	1.0
Net income including non-controlling interest	37.6	34.7	22.4	(56.6)	38.1
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	0.5	—	0.5
Net income applicable to Company common shareholders	$37.5	$34.7	$21.9	$(56.6)	$37.5
Comprehensive income (loss):
Net income (loss)	$37.6	$34.7	$22.4	$(56.6)	$38.1
Currency translation gain (loss)	0.2	4.0	20.7	—	24.9
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	(5.5)	—	(5.5)
Comprehensive income (loss), net of tax	37.8	38.7	37.6	(56.6)	57.5
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$37.8	$38.7	$35.9	$(56.6)	$55.8

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 1, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	4.3	—	4.3
Gross profit	—	—	(4.3)	—	(4.3)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(4.3)	—	(4.3)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(4.3)	—	(4.3)
Income tax (provision) benefit	—	—	—	—	—
Equity in net income of subsidiaries	(4.3)	(4.3)	—	8.6	—
Net income including non-controlling interest	(4.3)	(4.3)	(4.3)	8.6	(4.3)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(4.3)	$(4.3)	$(4.3)	$8.6	$(4.3)
Comprehensive income (loss):
Net income (loss)	$(4.3)	$(4.3)	$(4.3)	$8.6	$(4.3)
Currency translation gain (loss)	—	—	(1.0)	—	(1.0)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(4.3)	(4.3)	(5.3)	8.6	(5.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(4.3)	$(4.3)	$(5.3)	$8.6	$(5.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 1, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(48.9)	$48.9	$—	$—
Intercompany	—	29.8	41.2	(71.0)	—
	—	(19.1)	90.1	(71.0)	—
Cost of sales	—	(16.0)	87.0	(71.0)	—
Gross profit	—	(3.1)	3.1	—	—
Selling, general and administrative expenses	—	(3.1)	3.1	—	—
Operating income	—	—	—	—	—
Other income (expense)	—	(0.2)	0.2	—	—
Interest income (expense):
Interest expense	—	(0.1)	(0.6)	0.7	—
Interest income	—	0.7	—	(0.7)	—
	—	0.6	(0.6)	—	—
Income (loss) before income taxes	—	0.4	(0.4)	—	—
Income tax (provision) benefit	—	—	—	—	—
Equity in net income of subsidiaries	—	(0.4)	0.9	(0.5)	—
Net income including non-controlling interest	—	—	0.5	(0.5)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$0.5	$(0.5)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$0.5	$(0.5)	$—
Currency translation gain (loss)	—	4.7	(4.7)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	4.7	(4.2)	(0.5)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$4.7	$(4.2)	$(0.5)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 1, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$1.3	$—	$1.3
Intercompany	—	—	—	—	—
	—	—	1.3	—	1.3
Cost of sales	—	—	(2.0)	—	(2.0)
Gross profit	—	—	3.3	—	3.3
Selling, general and administrative expenses	—	—	0.2	—	0.2
Operating income	—	—	3.1	—	3.1
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	3.1	—	3.1
Income tax (provision) benefit	—	—	(1.7)	—	(1.7)
Equity in net income of subsidiaries	1.4	1.4	—	(2.8)	—
Net income including non-controlling interest	1.4	1.4	1.4	(2.8)	1.4
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$1.4	$1.4	$1.4	$(2.8)	$1.4
Comprehensive income (loss):
Net income (loss)	$1.4	$1.4	$1.4	$(2.8)	$1.4
Currency translation gain (loss)	21.9	13.2	(0.3)	(35.1)	(0.3)
Defined benefit plan adjustments, net of tax	0.3	0.3	—	(0.6)	—
Change in fair value of derivatives, net of tax	(5.5)	(5.5)	—	11.0	—
Comprehensive income (loss), net of tax	18.1	9.4	1.1	(27.5)	1.1
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$18.1	$9.4	$1.1	$(27.5)	$1.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 1, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$505.1	$1,028.4	$—	$1,533.5
Intercompany	13.6	29.8	53.1	(96.5)	—
	13.6	534.9	1,081.5	(96.5)	1,533.5
Cost of sales	—	463.8	979.0	(82.9)	1,359.9
Gross profit	13.6	71.1	102.5	(13.6)	173.6
Selling, general and administrative expenses	10.7	33.5	64.4	(13.6)	95.0
Operating income	2.9	37.6	38.1	—	78.6
Other income (expense)	—	(0.6)	(3.3)	—	(3.9)
Interest income (expense):
Interest expense	(15.6)	(18.0)	(11.2)	21.2	(23.6)
Interest income	17.3	3.8	2.1	(21.2)	2.0
	1.7	(14.2)	(9.1)	—	(21.6)
Income (loss) before income taxes	4.6	22.8	25.7	—	53.1
Income tax (provision) benefit	(1.7)	(10.6)	(6.6)	—	(18.9)
Equity in net income of subsidiaries	31.8	19.6	0.9	(51.3)	1.0
Net income including non-controlling interest	34.7	31.8	20.0	(51.3)	35.2
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	0.5	—	0.5
Net income applicable to Company common shareholders	$34.6	$31.8	$19.5	$(51.3)	$34.6
Comprehensive income (loss):
Net income (loss)	$34.7	$31.8	$20.0	$(51.3)	$35.2
Currency translation gain (loss)	22.1	21.9	14.7	(35.1)	23.6
Defined benefit plan adjustments, net of tax	0.3	0.3	—	(0.6)	—
Change in fair value of derivatives, net of tax	(5.5)	(5.5)	(5.5)	11.0	(5.5)
Comprehensive income (loss), net of tax	51.6	48.5	29.2	(76.0)	53.3
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$51.6	$48.5	$27.5	$(76.0)	$51.6

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 1, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,082.4	$1,897.4	$—	$2,979.8
Intercompany	27.8	—	23.0	(50.8)	—
	27.8	1,082.4	1,920.4	(50.8)	2,979.8
Cost of sales	—	938.7	1,722.5	(23.0)	2,638.2
Gross profit	27.8	143.7	197.9	(27.8)	341.6
Selling, general and administrative expenses	22.0	74.1	120.4	(27.8)	188.7
Operating income	5.8	69.6	77.5	—	152.9
Other income (expense)	—	0.6	2.5	—	3.1
Interest income (expense):
Interest expense	(31.3)	(38.0)	(21.3)	43.0	(47.6)
Interest income	36.8	6.0	4.2	(43.0)	4.0
	5.5	(32.0)	(17.1)	—	(43.6)
Income (loss) before income taxes	11.3	38.2	62.9	—	112.4
Income tax (provision) benefit	(4.2)	(18.2)	(14.2)	—	(36.6)
Equity in net income of subsidiaries	68.8	48.8	—	(116.2)	1.4
Net income including non-controlling interest	75.9	68.8	48.7	(116.2)	77.2
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income applicable to Company common shareholders	$75.7	$68.8	$47.4	$(116.2)	$75.7
Comprehensive income (loss):
Net income (loss)	$75.9	$68.8	$48.7	$(116.2)	$77.2
Currency translation gain (loss)	1.3	23.3	43.4	—	68.0
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	(20.0)	—	(20.0)
Comprehensive income (loss), net of tax	77.2	92.1	72.1	(116.2)	125.2
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	1.9	—	1.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$77.2	$92.1	$70.2	$(116.2)	$123.3

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 1, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	8.3	—	8.3
Gross profit	—	—	(8.3)	—	(8.3)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(8.3)	—	(8.3)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(8.3)	—	(8.3)
Income tax (provision) benefit	—	—	(0.2)	—	(0.2)
Equity in net income of subsidiaries	(8.5)	(8.5)	—	17.0	—
Net income including non-controlling interest	(8.5)	(8.5)	(8.5)	17.0	(8.5)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(8.5)	$(8.5)	$(8.5)	$17.0	$(8.5)
Comprehensive income (loss):
Net income (loss)	$(8.5)	$(8.5)	$(8.5)	$17.0	$(8.5)
Currency translation gain (loss)	—	—	(2.5)	—	(2.5)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(8.5)	(8.5)	(11.0)	17.0	(11.0)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(8.5)	$(8.5)	$(11.0)	$17.0	$(11.0)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 1, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(102.1)	$102.1	$—	$—
Intercompany	—	55.1	87.6	(142.7)	—
	—	(47.0)	189.7	(142.7)	—
Cost of sales	—	(35.8)	178.5	(142.7)	—
Gross profit	—	(11.2)	11.2	—	—
Selling, general and administrative expenses	—	(6.2)	6.2	—	—
Operating income	—	(5.0)	5.0	—	—
Other income (expense)	—	(0.9)	0.9	—	—
Interest income (expense):
Interest expense	—	—	(1.5)	1.5	—
Interest income	—	1.5	—	(1.5)	—
	—	1.5	(1.5)	—	—
Income (loss) before income taxes	—	(4.4)	4.4	—	—
Income tax (provision) benefit	—	1.4	(1.4)	—	—
Equity in net income of subsidiaries	—	3.0	1.3	(4.3)	—
Net income including non-controlling interest	—	—	4.3	(4.3)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$4.3	$(4.3)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$4.3	$(4.3)	$—
Currency translation gain (loss)	—	4.0	(4.0)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	4.0	0.3	(4.3)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$4.0	$0.3	$(4.3)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 1, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(8.6)	$—	$(8.6)
Intercompany	—	—	—	—	—
	—	—	(8.6)	—	(8.6)
Cost of sales	—	—	(7.7)	—	(7.7)
Gross profit	—	—	(0.9)	—	(0.9)
Selling, general and administrative expenses	—	—	0.8	—	0.8
Operating income	—	—	(1.7)	—	(1.7)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(1.7)	—	(1.7)
Income tax (provision) benefit	—	—	(0.4)	—	(0.4)
Equity in net income of subsidiaries	(1.1)	(1.1)	—	2.2	—
Net income including non-controlling interest	(1.1)	(1.1)	(2.1)	2.2	(2.1)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	(1.0)	—	(1.0)
Net income applicable to Company common shareholders	$(1.1)	$(1.1)	$(1.1)	$2.2	$(1.1)
Comprehensive income (loss):
Net income (loss)	$(1.1)	$(1.1)	$(2.1)	$2.2	$(2.1)
Currency translation gain (loss)	62.2	34.9	(0.7)	(97.1)	(0.7)
Defined benefit plan adjustments, net of tax	0.7	0.7	—	(1.4)	—
Change in fair value of derivatives, net of tax	(20.0)	(20.0)	—	40.0	—
Comprehensive income (loss), net of tax	41.8	14.5	(2.8)	(56.3)	(2.8)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(1.0)	—	(1.0)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$41.8	$14.5	$(1.8)	$(56.3)	$(1.8)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 1, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$980.3	$1,990.9	$—	$2,971.2
Intercompany	27.8	55.1	110.6	(193.5)	—
	27.8	1,035.4	2,101.5	(193.5)	2,971.2
Cost of sales	—	902.9	1,901.6	(165.7)	2,638.8
Gross profit	27.8	132.5	199.9	(27.8)	332.4
Selling, general and administrative expenses	22.0	67.9	127.4	(27.8)	189.5
Operating income	5.8	64.6	72.5	—	142.9
Other income (expense)	—	(0.3)	3.4	—	3.1
Interest income (expense):
Interest expense	(31.3)	(38.0)	(22.8)	44.5	(47.6)
Interest income	36.8	7.5	4.2	(44.5)	4.0
	5.5	(30.5)	(18.6)	—	(43.6)
Income (loss) before income taxes	11.3	33.8	57.3	—	102.4
Income tax (provision) benefit	(4.2)	(16.8)	(16.2)	—	(37.2)
Equity in net income of subsidiaries	59.2	42.2	1.3	(101.3)	1.4
Net income including non-controlling interest	66.3	59.2	42.4	(101.3)	66.6
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income attributable to non-controlling interest	—	—	0.3	—	0.3
Net income applicable to Company common shareholders	$66.1	$59.2	$42.1	$(101.3)	$66.1
Comprehensive income (loss):
Net income (loss)	$66.3	$59.2	$42.4	$(101.3)	$66.6
Currency translation gain (loss)	63.5	62.2	36.2	(97.1)	64.8
Defined benefit plan adjustments, net of tax	0.7	0.7	—	(1.4)	—
Change in fair value of derivatives, net of tax	(20.0)	(20.0)	(20.0)	40.0	(20.0)
Comprehensive income (loss), net of tax	110.5	102.1	58.6	(159.8)	111.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	0.9	—	0.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$110.5	$102.1	$57.7	$(159.8)	$110.5

Tables of Contents

Condensed Balance Sheets Information
June 29, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$10.2	$428.5	$—	$438.8
Receivables, net of allowances	—	306.6	907.0	—	1,213.6
Inventories, net	—	448.0	811.6	—	1,259.6
Deferred income taxes	—	25.8	13.2	—	39.0
Prepaid expenses and other	1.8	19.8	83.6	—	105.2
Total current assets	1.9	810.4	2,243.9	—	3,056.2
Property, plant and equipment, net	0.3	180.1	831.8	—	1,012.2
Deferred income taxes	—	2.0	22.9	—	24.9
Intercompany accounts	1,249.1	373.0	38.8	(1,660.9)	—
Investment in subsidiaries	1,162.5	1,407.5	—	(2,570.0)	—
Goodwill	—	0.8	164.2	—	165.0
Intangible assets, net	—	3.2	176.3	—	179.5
Unconsolidated affiliated companies	—	13.1	5.9	—	19.0
Other non-current assets	7.3	23.6	24.8	—	55.7
Total assets	$2,421.1	$2,813.7	$3,508.6	$(4,230.9)	$4,512.5
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.9	$862.7	$—	$969.6
Accrued liabilities	6.2	96.4	288.0	—	390.6
Current portion of long-term debt	10.4	—	218.3	—	228.7
Total current liabilities	16.6	203.3	1,369.0	—	1,588.9
Long-term debt	824.1	61.3	32.8	—	918.2
Deferred income taxes	148.0	(13.5)	76.2	—	210.7
Intercompany accounts	—	1,287.9	373.0	(1,660.9)	—
Other liabilities	—	112.2	135.0	—	247.2
Total liabilities	988.7	1,651.2	1,986.0	(1,660.9)	2,965.0
Total Company shareholders’ equity	1,432.4	1,162.5	1,407.5	(2,570.0)	1,432.4
Non-controlling interest	—	—	115.1	—	115.1
Total liabilities and equity	$2,421.1	$2,813.7	$3,508.6	$(4,230.9)	$4,512.5

Tables of Contents

Condensed Balance Sheets Information
June 29, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories, net	—	—	(46.7)	—	(46.7)
Deferred income taxes	—	—	(0.2)	—	(0.2)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(46.9)	—	(46.9)
Property, plant and equipment, net	—	—	(5.1)	—	(5.1)
Deferred income taxes	—	—	(2.3)	—	(2.3)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(52.0)	(50.2)	—	102.2	—
Goodwill	—	—	3.0	—	3.0
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(52.0)	$(50.2)	$(51.3)	$102.2	$(51.3)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.0)	—	(1.0)
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	1.8	(0.1)	—	2.8
Total liabilities	1.1	1.8	(1.1)	—	1.8
Total Company shareholders’ equity	(53.1)	(52.0)	(50.2)	102.2	(53.1)
Non-controlling interest	—	—	—	—	—
Total liabilities and equity	$(52.0)	$(50.2)	$(51.3)	$102.2	$(51.3)

Tables of Contents

Condensed Balance Sheets Information
June 29, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$(6.5)	$6.5	$—	$—
Receivables, net of allowances	—	(48.8)	48.8	—	—
Inventories, net	—	(36.6)	36.6	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(1.8)	1.8	—	—
Total current assets	—	(93.9)	93.9	—	—
Property, plant and equipment, net	—	(9.3)	9.3	—	—
Deferred income taxes	—	(2.0)	2.0	—	—
Intercompany accounts	—	16.9	(9.5)	(7.4)	—
Investment in subsidiaries	—	7.3	—	(7.3)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(5.8)	5.8	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(86.8)	$101.5	$(14.7)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(6.9)	$6.9	$—	$—
Accrued liabilities	—	(29.9)	29.9	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(36.8)	36.8	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(40.2)	47.6	(7.4)	—
Other liabilities	—	(9.8)	9.8	—	—
Total liabilities	—	(86.8)	94.2	(7.4)	—
Total Company shareholders’ equity	—	—	7.3	(7.3)	—
Non-controlling interest	—	—	—	—	—
Total liabilities and equity	$—	$(86.8)	$101.5	$(14.7)	$—

Tables of Contents

Condensed Balance Sheets Information
June 29, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.5)	—	(6.5)
Inventories, net	—	—	47.5	—	47.5
Deferred income taxes	—	—	0.4	—	0.4
Prepaid expenses and other	—	—	2.4	—	2.4
Total current assets	—	—	43.8	—	43.8
Property, plant and equipment, net	—	—	(5.7)	—	(5.7)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(20.9)	(20.9)	—	41.8	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(20.9)	$(20.9)	$40.9	$41.8	$40.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	64.4	—	64.4
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	64.4	—	64.4
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.7)	—	(1.7)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	62.7	—	62.7
Total Company shareholders’ equity	(20.9)	(20.9)	(20.9)	41.8	(20.9)
Non-controlling interest	—	—	(0.9)	—	(0.9)
Total liabilities and equity	$(20.9)	$(20.9)	$40.9	$41.8	$40.9

Tables of Contents

Condensed Balance Sheets Information
June 29, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$3.7	$435.0	$—	$438.8
Receivables, net of allowances	—	257.8	949.3	—	1,207.1
Inventories, net	—	411.4	849.0	—	1,260.4
Deferred income taxes	—	25.6	13.6	—	39.2
Prepaid expenses and other	1.8	18.0	87.8	—	107.6
Total current assets	1.9	716.5	2,334.7	—	3,053.1
Property, plant and equipment, net	0.3	170.8	830.3	—	1,001.4
Deferred income taxes	—	—	22.6	—	22.6
Intercompany accounts	1,249.1	389.9	29.3	(1,668.3)	—
Investment in subsidiaries	1,089.6	1,343.7	—	(2,433.3)	—
Goodwill	—	0.8	170.5	—	171.3
Intangible assets, net	—	3.2	176.1	—	179.3
Unconsolidated affiliated companies	—	7.3	11.4	—	18.7
Other non-current assets	7.3	23.6	24.8	—	55.7
Total assets	$2,348.2	$2,655.8	$3,599.7	$(4,101.6)	$4,502.1
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.0	$869.6	$—	$969.6
Accrued liabilities	6.2	66.5	382.3	—	455.0
Current portion of long-term debt	10.4	—	218.3	—	228.7
Total current liabilities	16.6	166.5	1,470.2	—	1,653.3
Long-term debt	824.1	61.3	32.8	—	918.2
Deferred income taxes	148.0	(13.5)	73.5	—	208.0
Intercompany accounts	—	1,247.7	420.6	(1,668.3)	—
Other liabilities	1.1	104.2	144.7	—	250.0
Total liabilities	989.8	1,566.2	2,141.8	(1,668.3)	3,029.5
Total Company shareholders’ equity	1,358.4	1,089.6	1,343.7	(2,433.3)	1,358.4
Non-controlling interest	—	—	114.2	—	114.2
Total liabilities and equity	$2,348.2	$2,655.8	$3,599.7	$(4,101.6)	$4,502.1

Tables of Contents

Condensed Balance Sheets Information
December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Non-controlling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Tables of Contents

Condensed Balance Sheets Information
December 31, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories	—	—	(43.2)	—	(43.2)
Deferred income taxes	—	—	(0.2)	—	(0.2)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(43.4)	—	(43.4)
Property, plant and equipment, net	—	—	(4.8)	—	(4.8)
Deferred income taxes	—	—	(2.4)	—	(2.4)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(49.1)	(47.2)	—	96.3	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	1.9	(0.2)	—	2.8
Total liabilities	1.1	1.9	(0.2)	—	2.8
Total Company shareholders’ equity	(50.2)	(49.1)	(47.2)	96.3	(50.2)
Non-controlling interest	—	—	—	—	—
Total liabilities and equity	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)

Tables of Contents

Condensed Balance Sheets Information
December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$(3.9)	$3.9	$—	$—
Receivables, net of allowances	—	(42.9)	42.9	—	—
Inventories	—	(43.2)	43.2	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(2.0)	2.0	—	—
Total current assets	—	(92.2)	92.2	—	—
Property, plant and equipment, net	—	(9.5)	9.5	—	—
Deferred income taxes	—	(1.9)	1.9	—	—
Intercompany accounts	—	17.6	(3.2)	(14.4)	—
Investment in subsidiaries	—	0.1	—	(0.1)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(5.4)	5.4	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(91.3)	$105.8	$(14.5)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(6.9)	$6.9	$—	$—
Accrued liabilities	—	(34.0)	34.0	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(40.9)	40.9	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(32.0)	46.4	(14.4)	—
Other liabilities	—	(18.4)	18.4	—	—
Total liabilities	—	(91.3)	105.7	(14.4)	—
Total Company shareholders’ equity	—	—	0.1	(0.1)	—
Non-controlling interest	—	—	—	—	—
Total liabilities and equity	$—	$(91.3)	$105.8	$(14.5)	$—

Tables of Contents

Condensed Balance Sheets Information
December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.2)	—	(6.2)
Inventories	—	—	58.2	—	58.2
Deferred income taxes	—	—	0.5	—	0.5
Prepaid expenses and other	—	—	2.8	—	2.8
Total current assets	—	—	55.3	—	55.3
Property, plant and equipment, net	—	—	(5.3)	—	(5.3)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(23.0)	(23.0)	—	46.0	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.1)	—	(0.1)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(23.0)	$(23.0)	$52.9	$46.0	$52.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	78.5	—	78.5
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	78.5	—	78.5
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.8)	—	(1.8)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	76.7	—	76.7
Total Company shareholders’ equity	(23.0)	(23.0)	(23.0)	46.0	(23.0)
Non-controlling interest	—	—	(0.8)	—	(0.8)
Total liabilities and equity	$(23.0)	$(23.0)	$52.9	$46.0	$52.9

Tables of Contents

Condensed Balance Sheets Information
December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$8.5	$425.5	$—	$434.1
Receivables, net of allowances	—	204.1	870.6	—	1,074.7
Inventories	—	393.1	850.6	—	1,243.7
Deferred income taxes	—	25.2	18.5	—	43.7
Prepaid expenses and other	1.8	21.5	79.5	—	102.8
Total current assets	1.9	652.4	2,244.7	—	2,899.0
Property, plant and equipment, net	0.4	176.8	841.3	—	1,018.5
Deferred income taxes	—	—	16.2	—	16.2
Intercompany accounts	1,210.4	396.0	36.9	(1,643.3)	—
Investment in subsidiaries	1,075.0	1,304.2	—	(2,379.2)	—
Goodwill	—	0.8	170.6	—	171.4
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	7.2	11.1	—	18.3
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$93.2	$853.3	$—	$946.5
Accrued liabilities	6.4	68.8	423.3	—	498.5
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	162.0	1,422.8	—	1,601.3
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	76.9	—	198.2
Intercompany accounts	—	1,218.5	424.8	(1,643.3)	—
Other liabilities	1.1	91.8	153.0	—	245.9
Total liabilities	970.5	1,489.1	2,121.7	(1,643.3)	2,938.0
Total Company shareholders’ equity	1,325.4	1,075.0	1,304.2	(2,379.2)	1,325.4
Non-controlling interest	—	—	112.5	—	112.5
Total liabilities and equity	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$33.1	$(42.6)	$(7.6)	$—	$(17.1)
Cash flows of investing activities:
Capital expenditures	—	(12.1)	(51.8)	—	(63.9)
Proceeds from properties sold	—	—	4.2	—	4.2
Acquisitions, net of cash acquired	—	—	(7.3)	—	(7.3)
Other	—	(13.6)	13.5	—	(0.1)
Net cash flows of investing activities	—	(25.7)	(41.4)	—	(67.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(33.2)	44.5	(11.3)	—	—
Proceeds from other debt	—	466.3	411.5	—	877.8
Repayments of other debt	—	(439.9)	(350.9)	—	(790.8)
Dividends paid to non-controlling interest	—	—	(1.9)	—	(1.9)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(33.2)	70.9	47.4	—	85.1
Effect of exchange rate changes on cash and cash equivalents	0.1	(4.8)	8.5	—	3.8
Increase (decrease) in cash and cash equivalents	—	(2.2)	6.9	—	4.7
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$0.1	$10.2	$428.5	$—	$438.8

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$(1.1)	$1.1	$—	$—
Cash flows of investing activities:			—
Capital expenditures	—	0.4	(0.4)	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	0.4	(0.4)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(1.7)	1.7	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(1.7)	1.7	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	0.2	—	—
Increase (decrease) in cash and cash equivalents	—	(2.6)	2.6	—	—
Cash and cash equivalents – beginning of period	—	(3.9)	3.9	—	—
Cash and cash equivalents – end of period	$—	$(6.5)	$6.5	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(0.2)	$—	$(0.2)
Cash flows of investing activities:			—
Capital expenditures	—	—	0.2	—	0.2
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	—	0.2	—	0.2
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents – beginning of period	—	—	—	—	—
Cash and cash equivalents – end of period	$—	$—	$—	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$33.1	$(43.7)	$(6.7)	$—	$(17.3)
Cash flows of investing activities:
Capital expenditures	—	(11.7)	(52.0)	—	(63.7)
Proceeds from properties sold	—	—	4.2	—	4.2
Acquisitions, net of cash acquired	—	—	(7.3)	—	(7.3)
Other	—	(13.6)	13.5	—	(0.1)
Net cash flows of investing activities	—	(25.3)	(41.6)	—	(66.9)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(33.2)	42.8	(9.6)	—	—
Proceeds from other debt	—	466.3	411.5	—	877.8
Repayments of other debt	—	(439.9)	(350.9)	—	(790.8)
Dividends paid to non-controlling interest	—	—	(1.9)	—	(1.9)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(33.2)	69.2	49.1	—	85.1
Effect of exchange rate changes on cash and cash equivalents	0.1	(5.0)	8.7	—	3.8
Increase (decrease) in cash and cash equivalents	—	(4.8)	9.5	—	4.7
Cash and cash equivalents – beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents – end of period	$0.1	$3.7	$435.0	$—	$438.8

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 1, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$19.3	$(20.1)	$(81.7)	$—	$(82.5)
Cash flows of investing activities:			—
Capital expenditures	(0.2)	(9.2)	(46.1)	—	(55.5)
Proceeds from properties sold	—	0.1	2.7	—	2.8
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(16.8)	17.6	—	0.8
Net cash flows of investing activities	(0.2)	(25.9)	(25.8)	—	(51.9)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(49.2)	3.6	45.6	—	—
Proceeds from other debt	—	484.6	387.0	—	871.6
Repayments of other debt	—	(442.5)	(316.8)	—	(759.3)
Dividends paid to non-controlling interests	—	—	(2.8)	—	(2.8)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(48.0)	45.7	113.0	—	110.7
Effect of exchange rate changes on cash and cash equivalents	—	0.2	(13.2)	—	(13.0)
Increase (decrease) in cash and cash equivalents	(28.9)	(0.1)	(7.7)	—	(36.7)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$7.9	$414.0	$—	$422.0

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 1, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$22.9	$(22.9)	$—	$—
Cash flows of investing activities:			—
Capital expenditures	—	0.6	(0.6)	—	—
Proceeds from properties sold	—	(0.1)	0.1	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	0.1	(0.1)	—	—
Net cash flows of investing activities	—	0.6	(0.6)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(28.2)	28.2	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(28.2)	28.2	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	0.2	—	—
Increase (decrease) in cash and cash equivalents	—	(4.9)	4.9	—	—
Cash and cash equivalents - beginning of period	—	—	—	—	—
Cash and cash equivalents - end of period	$—	$(4.9)	$4.9	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 1, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$0.8	$—	$0.8
Cash flows of investing activities:			—
Capital expenditures	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	(0.8)	—	(0.8)
Net cash flows of investing activities	—	—	(0.8)	—	(0.8)
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents - beginning of period	—	—	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 1, 2011 As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$19.3	$2.8	$(103.8)	$—	$(81.7)
Cash flows of investing activities:
Capital expenditures	(0.2)	(8.6)	(46.7)	—	(55.5)
Proceeds from properties sold	—	—	2.8	—	2.8
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(16.7)	16.7	—	—
Net cash flows of investing activities	(0.2)	(25.3)	(27.2)	—	(52.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.7	—	—	—	0.7
Intercompany accounts	(49.2)	(24.6)	73.8	—	—
Proceeds from other debt	—	484.6	387.0	—	871.6
Repayments of other debt	—	(442.5)	(316.8)	—	(759.3)
Dividends paid to non-controlling interests	—	—	(2.8)	—	(2.8)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(48.0)	17.5	141.2	—	110.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(13.0)	—	(13.0)
Increase (decrease) in cash and cash equivalents	(28.9)	(5.0)	(2.8)	—	(36.7)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$3.0	$418.9	$—	$422.0
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

Tables of Contents

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

Tables of Contents

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

23.	Restatement of Condensed Consolidated Financial Statements
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three and six fiscal months ended June 29, 2012 and July 1, 2011 and overstated inventory balances as of June 29, 2012 and December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries.

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated for these errors in its previously issued condensed consolidated financial statements as of June 29, 2012 and December 31, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011 in Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly periods ended June 29, 2012 filed with the Securities and Exchange

Commission on March 1, 2013 (the “First Amended Filing”). The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to certain accounting errors, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) value added tax ("VAT") assets, the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim financial statements as of, and for, the three fiscal months ended March 29, 2013 should no longer be relied upon and the Company corrected these errors within the accompanying restated condensed consolidated financial statements. In addition, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements (the “Other Immaterial Adjustments”). The condensed consolidated financial statements restatement for the bill and hold, VAT and Other Immaterial Adjustments is referred to as “Restatement No. 2”.
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
As noted above, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements; the most significant of which are described below:
The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of June 29, 2012 and December 31, 2011, property, plant and equipment, net were overstated by $2.4 million and $2.0 million, respectively. For the three months and six months ended June 29, 2012 cost of sales was understated by $0.1 million and $0.3 million, respectively. For the three months and six months ended July 1, 2011 cost of sales was understated by $0.2 million and $0.3 million, respectively.
The Company did not properly adjust certain receivables allowances. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of June 29, 2012 and December 31, 2011, receivables, net of allowances were overstated by $2.1 million.
The Company’s subsidiary in Thailand incorrectly recorded items which should have been expensed, as capitalized costs included in property, plant and equipment, net. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of June 29, 2012 and December 31, 2011, property, plant and equipment, net were overstated by $0.8 million and $0.7 million, respectively. For the three and six months ended June 29, 2012, cost of sales were understated (overstated) by $0.1 million and $0.0 million, respectively. For the three and six months ended July 1, 2011, cost of sales were understated (overstated) by ($0.1) million and ($0.2) million, respectively.
The Company’s subsidiary in Angola incorrectly recorded selling, general and administrative expenses as a deduction from net sales. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. For the three and six months ended June 29, 2012, net sales and selling, general and administrative expenses were understated by $1.7 million and $2.7 million, respectively. For the three and six months ended July 1, 2011, net sales and selling, general and administrative expenses were understated by $0.4 million and $0.9 million, respectively. There was no impact to income before income taxes or to net income attributable to Company common shareholders in any of the periods.
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
The following tables present the effects of Restatement No. 1 and Restatement No. 2 on each line item of the Company's previously issued condensed consolidated financial statements as of June 28, 2012 and December 31, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended June 29, 2012 filed by the Company on August 3, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended June 29, 2012 filed by the Company on March 1, 2013.

	Three Fiscal Months Ended June 29, 2012
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$1,478.1	$—	$1,478.1	$—	$(4.7)	$1.8	$(2.9)	$1,475.2
Cost of sales	1,301.1	3.5	1,304.6	0.2	(2.5)	(0.8)	(3.1)	1,301.5
Gross profit	177.0	(3.5)	173.5	(0.2)	(2.2)	2.6	0.2	173.7
Selling, general and administrative expenses	104.4	—	104.4	—	—	1.7	1.7	106.1
Operating income	72.6	(3.5)	69.1	(0.2)	(2.2)	0.9	(1.5)	67.6
Income before income taxes	35.5	(3.5)	32.0	(0.2)	(2.2)	0.9	(1.5)	30.5
Income tax (provision) benefit	(12.0)	0.5	(11.5)	—	0.7	(0.4)	0.3	(11.2)
Net income including noncontrolling interest	24.0	(3.0)	21.0	(0.2)	(1.5)	0.5	(1.2)	19.8
Net income attributable to non-controlling interest	2.1	—	2.1	—	—	(0.1)	(0.1)	2.0
Net income attributable to Company common shareholders	21.8	(3.0)	18.8	(0.2)	(1.5)	0.6	(1.1)	17.7
Comprehensive income (loss):
Net income (loss)	24.0	(3.0)	21.0	(0.2)	(1.5)	0.5	(1.2)	19.8
Currency translation gain (loss)	(64.2)	4.1	(60.1)	1.2	0.5	(0.1)	1.6	(58.5)
Comprehensive income (loss), net of tax	(45.7)	1.1	(44.6)	1.0	(1.0)	0.4	0.4	(44.2)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(0.7)	—	(0.7)	—	—	(0.1)	(0.1)	(0.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(45.0)	1.1	(43.9)	1.0	(1.0)	0.5	0.5	(43.4)
Earnings per common share - basic	0.44	(0.06)	0.38	—	(0.03)	0.01	(0.02)	0.36
Earnings per common share - assuming dilution	0.43	(0.06)	0.37	—	(0.03)	0.01	(0.02)	0.35

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended June 29, 2012 filed by the Company on August 3, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the six months ended June 29, 2012 filed by the Company on March 1, 2013.

	Six Fiscal Months Ended June 29, 2012
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$2,910.6	$—	$2,910.6	$—	$8.9	$5.2	$14.1	$2,924.7
Cost of sales	2,586.4	6.2	2,592.6	0.7	7.5	1.1	9.3	2,601.9
Gross profit	324.2	(6.2)	318.0	(0.7)	1.4	4.1	4.8	322.8
Selling, general and administrative expenses	198.2	—	198.2	—	—	2.7	2.7	200.9
Operating income	126.0	(6.2)	119.8	(0.7)	1.4	1.4	2.1	121.9
Income before income taxes	72.7	(6.2)	66.5	(0.7)	1.4	1.4	2.1	68.6
Income tax (provision) benefit	(22.9)	1.0	(21.9)	—	(0.5)	(0.6)	(1.1)	(23.0)
Net income including noncontrolling interest	50.3	(5.2)	45.1	(0.7)	0.9	0.8	1.0	46.1
Net income attributable to non-controlling interest	3.4	—	3.4	—	—	(0.1)	(0.1)	3.3
Net income attributable to Company common shareholders	46.7	(5.2)	41.5	(0.7)	0.9	0.9	1.1	42.6
Comprehensive income (loss):
Net income (loss)	50.3	(5.2)	45.1	(0.7)	0.9	0.8	1.0	46.1
Currency translation gain (loss)	(20.1)	2.3	(17.8)	0.9	0.2	(0.1)	1.0	(16.8)
Comprehensive income (loss), net of tax	30.7	(2.9)	27.8	0.2	1.1	0.7	2.0	29.8
Comprehensive income (loss) attributable to non-controlling interest, net of tax	3.7	—	3.7	—	—	(0.1)	(0.1)	3.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	27.0	(2.9)	24.1	0.2	1.1	0.8	2.1	26.2
Earnings per common share - basic	0.94	(0.11)	0.83	(0.01)	0.02	0.02	0.03	0.86
Earnings per common share - assuming dilution	0.92	(0.10)	0.82	(0.02)	0.02	0.02	0.02	0.84

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended July 1, 2011 filed by the Company on August 4, 2011. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended June 29, 2012 filed by the Company on March 1, 2013.

	Three Fiscal Months Ended July 1, 2011
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net Sales	$1,532.2	$—	$1,532.2	$—	$0.8	$0.5	$1.3	$1,533.5
Cost of sales	1,357.6	4.3	1,361.9	0.6	1.2	(3.8)	(2.0)	1,359.9
Gross profit	174.6	(4.3)	170.3	(0.6)	(0.4)	4.3	3.3	173.6
Selling, general and administrative expenses	94.8	—	94.8	—	—	0.2	0.2	95.0
Operating income	79.8	(4.3)	75.5	(0.6)	(0.4)	4.1	3.1	78.6
Income before income taxes	54.3	(4.3)	50.0	(0.6)	(0.4)	4.1	3.1	53.1
Income tax (provision) benefit	(17.2)	—	(17.2)	—	0.1	(1.8)	(1.7)	(18.9)
Net income including noncontrolling interest	38.1	(4.3)	33.8	(0.6)	(0.3)	2.3	1.4	35.2
Net income attributable to Company common shareholders	37.5	(4.3)	33.2	(0.6)	(0.3)	2.3	1.4	34.6
Comprehensive income (loss):
Net income (loss)	38.1	(4.3)	33.8	(0.6)	(0.3)	2.3	1.4	35.2
Currency translation gain (loss)	24.9	(1.0)	23.9	(0.3)	—	—	(0.3)	23.6
Comprehensive income (loss), net of tax	57.5	(5.3)	52.2	(0.9)	(0.3)	2.3	1.1	53.3
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	55.8	(5.3)	50.5	(0.9)	(0.3)	2.3	1.1	51.6
Earnings per common share - basic	0.72	(0.08)	0.64	(0.01)	(0.01)	0.04	0.02	0.66
Earnings per common share - assuming dilution	0.68	(0.07)	0.61	(0.01)	(0.01)	0.04	0.02	0.63

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended July 1, 2011 filed by the Company on August 4, 2011. The “Restatement #1” column corresponds to Form 10-Q/A for the six months ended June 29, 2012 filed by the Company on March 1, 2013.

	Six Fiscal Months Ended July 1, 2011
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$2,979.8	$—	$2,979.8	$—	$(9.6)	$1.0	$(8.6)	$2,971.2
Cost of sales	2,638.2	8.3	2,646.5	1.1	(8.4)	(0.4)	(7.7)	2,638.8
Gross profit	341.6	(8.3)	333.3	(1.1)	(1.2)	1.4	(0.9)	332.4
Selling, general and administrative expenses	188.7	—	188.7	—	—	0.8	0.8	189.5
Operating income	152.9	(8.3)	144.6	(1.1)	(1.2)	0.6	(1.7)	142.9
Income before income taxes	112.4	(8.3)	104.1	(1.1)	(1.2)	0.6	(1.7)	102.4
Income tax (provision) benefit	(36.6)	(0.2)	(36.8)	—	0.4	(0.8)	(0.4)	(37.2)
Net income including noncontrolling interest	77.2	(8.5)	68.7	(1.1)	(0.8)	(0.2)	(2.1)	66.6
Net income attributable to non-controlling interest	1.3	—	1.3	—	—	(1.0)	(1.0)	0.3
Net income attributable to Company common shareholders	75.7	(8.5)	67.2	(1.1)	(0.8)	0.8	(1.1)	66.1
Comprehensive income (loss):
Net income (loss)	77.2	(8.5)	68.7	(1.1)	(0.8)	(0.2)	(2.1)	66.6
Currency translation gain (loss)	68.0	(2.5)	65.5	(0.6)	—	(0.1)	(0.7)	64.8
Comprehensive income (loss), net of tax	125.2	(11.0)	114.2	(1.7)	(0.8)	(0.3)	(2.8)	111.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	1.9	—	1.9	—	—	(1.0)	(1.0)	0.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	123.3	(11.0)	112.3	(1.7)	(0.8)	0.7	(1.8)	110.5
Earnings per common share - basic	1.45	(0.16)	1.29	(0.02)	(0.01)	0.01	(0.02)	1.27
Earnings per common share - assuming dilution	1.39	(0.16)	1.23	(0.02)	(0.01)	0.01	(0.02)	1.21

Condensed Consolidated Balance Sheets:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended June 29, 2012 filed by the Company on August 3, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the six months ended June 29, 2012 filed by the Company on March 1, 2013.

	June 29, 2012
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Assets
Receivables, net of allowances	$1,213.6	$—	1,213.6	(3.9)	—	(2.6)	(6.5)	$1,207.1
Inventories, net	1,259.6	$(46.7)	1,212.9	—	46.2	1.3	47.5	1,260.4
Deferred income taxes	39.0	(0.2)	38.8	—	—	0.4	0.4	39.2
Prepaid expenses and other	105.2	—	105.2	—	2.4	—	2.4	107.6
Total current assets	3,056.2	(46.9)	3,009.3	(3.9)	48.6	(0.9)	43.8	3,053.1
Property, plant and equipment, net	1,012.2	(5.1)	1,007.1	—	—	(5.7)	(5.7)	1,001.4
Deferred income taxes	24.9	(2.3)	22.6	—	—	—	—	22.6
Goodwill	165.0	3.0	168.0	—	—	3.3	3.3	171.3
Intangible assets, net	179.5	—	179.5	—	—	(0.2)	(0.2)	179.3
Unconsolidated affiliated companies	19.0	—	19.0	—	—	(0.3)	(0.3)	18.7
Total assets	4,512.5	(51.3)	4,461.2	(3.9)	48.6	(3.8)	40.9	4,502.1
Liabilities
Accrued liabilities	390.6	—	390.6	7.9	56.1	0.4	64.4	455.0
Total current liabilities	1,588.9	—	1,588.9	7.9	56.1	0.4	64.4	1,653.3
Deferred income taxes	210.7	(1.0)	209.7	—	(1.0)	(0.7)	(1.7)	208.0
Other liabilities	247.2	2.8	250.0	—	—	—	—	250.0
Total liabilities	2,965.0	1.8	2,966.8	7.9	55.1	(0.3)	62.7	3,029.5
Equity
Retained earnings	1,005.8	(51.5)	954.3	(13.0)	(7.5)	(3.0)	(23.5)	930.8
Accumulated other comprehensive income (loss)	(115.0)	(1.6)	(116.6)	1.2	1.0	0.4	2.6	(114.0)
Total Company shareholders' equity	1,432.4	(53.1)	1,379.3	(11.8)	(6.5)	(2.6)	(20.9)	1,358.4
Noncontrolling interest	115.1	—	115.1	—	—	(0.9)	(0.9)	114.2
Total equity	1,547.5	(53.1)	1,494.4	(11.8)	(6.5)	(3.5)	(21.8)	1,472.6
Total liabilities and equity	4,512.5	(51.3)	4,461.2	(3.9)	48.6	(3.8)	40.9	4,502.1

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2011filed by the Company on February 23, 2012. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	December 31, 2011
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Assets
Receivables, net of allowances	$1,080.9	$—	$1,080.9	$(3.7)	$—	$(2.5)	$(6.2)	$1,074.7
Inventories, net	1,228.7	(43.2)	1,185.5	—	56.4	1.8	58.2	1,243.7
Deferred income taxes	43.4	(0.2)	43.2	—	—	0.5	0.5	43.7
Prepaid expenses and other	100.0	—	100.0	—	2.8	—	2.8	102.8
Total current assets	2,887.1	(43.4)	2,843.7	(3.7)	59.2	(0.2)	55.3	2,899.0
Property, plant and equipment, net	1,028.6	(4.8)	1,023.8	—	—	(5.3)	(5.3)	1,018.5
Deferred income taxes	18.6	(2.4)	16.2	—	—	—	—	16.2
Goodwill	164.9	3.2	168.1	—	—	3.3	3.3	171.4
Intangible assets, net	181.6	—	181.6	—	—	(0.1)	(0.1)	181.5
Unconsolidated affiliated companies	18.6	—	18.6	—	—	(0.3)	(0.3)	18.3
Total assets	4,370.4	(47.4)	4,323.0	(3.7)	59.2	(2.6)	52.9	4,375.9
Liabilities
Accrued liabilities	420.0	—	420.0	8.3	68.0	2.2	78.5	498.5
Total current liabilities	1,522.8	—	1,522.8	8.3	68.0	2.2	78.5	1,601.3
Deferred income taxes	200.0	—	200.0	—	(1.2)	(0.6)	(1.8)	198.2
Other liabilities	243.1	2.8	245.9	—	—	—	—	245.9
Total liabilities	2,858.5	2.8	2,861.3	8.3	66.8	1.6	76.7	2,938.0
Equity
Retained earnings	959.1	(46.3)	912.8	(12.3)	(8.4)	(3.9)	(24.6)	888.2
Accumulated other comprehensive income (loss)	(95.1)	(3.9)	(99.0)	0.3	0.8	0.5	1.6	(97.4)
Total Company shareholders' equity	1,398.6	(50.2)	1,348.4	(12.0)	(7.6)	(3.4)	(23.0)	1,325.4
Noncontrolling interest	113.3	—	113.3	—	—	(0.8)	(0.8)	112.5
Total equity	1,511.9	(50.2)	1,461.7	(12.0)	(7.6)	(4.2)	(23.8)	1,437.9
Total liabilities and equity	4,370.4	(47.4)	4,323.0	(3.7)	59.2	(2.6)	52.9	4,375.9

Condensed Consolidated Statements of Cash Flows:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended June 29, 2012 filed by the Company on August 3, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the six months ended June 29, 2012 filed by the Company on March 1, 2013.

	Six Fiscal Months Ended June 29, 2012
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	$50.3	$(5.2)	$45.1	$(0.7)	$0.9	$0.8	$1.0	$46.1
Depreciation and amortization	53.7	—	53.7	—	—	0.2	0.2	53.9
Deferred income taxes	8.0	(1.0)	7.0	—	0.2	—	0.2	7.2
(Increase) decrease in receivables	(146.9)	—	(146.9)	0.5	—	—	0.5	(146.4)
(Increase) decrease in inventories	(39.9)	6.2	(33.7)	—	7.5	0.6	8.1	(25.6)
(Increase) decrease in other assets	2.0	—	2.0	—	0.3	—	0.3	2.3
Increase (decrease) in accounts payable, accrued and other liabilities	37.7	—	37.7	0.2	(8.9)	(1.8)	(10.5)	27.2
Net cash flows of operating activities	(17.1)	—	(17.1)	—	—	(0.2)	(0.2)	(17.3)
Capital expenditures	(63.9)	—	(63.9)	—	—	0.2	0.2	(63.7)
Net cash flows of investing activities	(67.1)	—	(67.1)	—	—	0.2	0.2	(66.9)
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended July 1, 2011 filed by the Company on August 4, 2011. The “Restatement #1” column corresponds to Form 10-Q/A for the six months ended June 29, 2012 filed by the Company on March 1, 2013.

	Six Fiscal Months Ended July 1, 2011
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	$77.2	$(8.5)	$68.7	$(1.1)	$(0.8)	$(0.2)	$(2.1)	$66.6
Depreciation and amortization	55.8	—	55.8	—	—	0.2	0.2	56.0
Deferred income taxes	(10.8)	0.1	(10.7)	—	(0.2)	—	(0.2)	(10.9)
(Increase) decrease in receivables	(164.3)	—	(164.3)	0.9	—	0.2	1.1	(163.2)
(Increase) decrease in inventories	(223.8)	8.3	(215.5)	—	(8.4)	(0.6)	(9.0)	(224.5)
(Increase) decrease in other assets	(14.4)	—	(14.4)	—	(0.3)	0.5	0.2	(14.2)
Increase (decrease) in accounts payable, accrued and other liabilities	183.4	0.1	183.5	0.2	9.7	0.7	10.6	194.1
Net cash flows of operating activities	(82.5)	—	(82.5)	—	—	0.8	0.8	(81.7)
Other	0.8	—	0.8	—	—	(0.8)	(0.8)	—
Net cash flows of investing activities	(51.9)	—	(51.9)	—	—	(0.8)	(0.8)	(52.7)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements as of June 29, 2012 and December 31, 2011 and for the three and six months ended June 29, 2012 and July 1, 2011. Specifically, we have restated our Condensed Consolidated Balance Sheets as of June 29, 2012 and December 31, 2011 and the related Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2012 and July 1, 2011 and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2012 and July 1, 2011. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item

1 and in Note 23 - Restatement of Condensed Consolidated Financial Statements to the Condensed Consolidated Financial Statements (unaudited) in Item 1 of this Amended Quarterly Report on Form 10-Q/A.
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

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and six months ended June 29, 2012, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7.1 million and $14.3 million, respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,475.2	100.0%	$1,533.5	100.0%	$2,924.7	100.0%	$2,971.2	100.0%
Cost of sales	1,301.5	88.2%	1,359.9	88.7%	2,601.9	89.0%	2,638.8	88.8%
Gross profit	173.7	11.8%	173.6	11.3%	322.8	11.0%	332.4	11.2%
Selling, general and administrative expenses	106.1	7.2%	95.0	6.2%	200.9	6.9%	189.5	6.4%
Operating income	67.6	4.6%	78.6	5.1%	121.9	4.2%	142.9	4.8%
Other income (expense)	(13.5)	(0.9)%	(3.9)	(0.3)%	(6.7)	(0.2)%	3.1	0.1%
Interest expense, net	(23.6)	(1.6)%	(21.6)	(1.4)%	(46.6)	(1.6)%	(43.6)	(1.5)%
Income before income taxes	30.5	2.1%	53.1	3.5%	68.6	2.3%	102.4	3.4%
Income tax (provision) benefit	(11.2)	(0.8)%	(18.9)	(1.2)%	(23.0)	(0.8)%	(37.2)	(1.3)%
Equity in net earnings of affiliated companies	0.5	—%	1.0	0.1%	0.5	—%	1.4	—%
Net income including non-controlling interest	19.8	1.3%	35.2	2.3%	46.1	1.6%	66.6	2.2%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.2	—%	0.2	—%
Less: net income attributable non-controlling interest	2.0	0.1%	0.5	—%	3.3	0.1%	0.3	—%
Net income attributable to Company common shareholders	$17.7	1.2%	$34.6	2.3%	$42.6	1.5%	$66.1	2.2%
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

	Net Sales Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$548.0	37%	$566.4	37%
Europe and Mediterranean	446.6	30%	469.7	31%
ROW	480.6	33%	497.4	32%
Total net sales	$1,475.2	100%	$1,533.5	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$548.0	37%	$525.9	37%
Europe and Mediterranean	446.6	30%	436.9	31%
ROW	480.6	33%	450.1	32%
Total metal-adjusted net sales	$1,475.2	100%	$1,412.9	100%
Metal adjustment	—		120.6
Total net sales	$1,475.2		$1,533.5

	Metal Pounds Sold Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Pounds	%	Pounds	%
North America	85.8	33%	84.4	34%
Europe and Mediterranean	76.1	29%	71.6	28%
ROW	101.2	38%	95.7	38%
Total metal pounds sold	263.1	100%	251.7	100%
Net sales decreased $58.3 million to $1,475.2 million in the second quarter of 2012 from $1,533.5 million in the second quarter of 2011. After adjusting second quarter 2011 net sales to reflect the $0.60 decrease in the average monthly copper price per pound and the $0.26 decrease in the average aluminum price per pound, net sales of $1,475.2 million reflects an increase of $62.3 million or 4%, from the metal adjusted net sales of $1,412.9 million in 2011. Volume, as measured by metal pounds sold, increased 11.4 million pounds or 5% to 263.1 million pounds in the second quarter of 2012 as compared to 251.7 million pounds in the second quarter of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $110.7 million and increased volume of $30.7 million, partially offset by unfavorable foreign currency exchange rate changes of $80.9 million on the translation of reported revenues.

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

Metal-adjusted net sales in the Europe and Mediterranean segment increased $9.7 million, or 2%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $44.2 million and increased volume of $12.1 million, partially offset by unfavorable foreign currency exchange rate changes of $46.6 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 4.5 million pounds, or 6%, in the second quarter of 2012 compared to the second quarter of 2011. The Company's project related activities and demand for medium voltage cable in France as well as demand for aluminum based electric utility products in the Mediterranean, more than offset weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products.

Metal-adjusted net sales in the ROW segment increased $30.5 million or 7%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $47.5 million and increased volume of $14.8 million, partially offset by unfavorable foreign currency exchange rate changes of $31.8 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 5.5 million pounds, or 6%, in the second quarter of 2012 compared to the second quarter of 2011, which is primarily attributable to increased shipments for Brazilian aerial transmission projects, increased domestic demand for building wire and power cables due to ongoing recovery associated with the severe flooding that occurred in Thailand in the fourth quarter of 2011, as well as strength in Venezuela's construction sector driven by government led housing projects.

Cost of Sales
Cost of sales decreased $58.4 million to $1,301.5 million in the second quarter of 2012 from $1,359.9 million in the second quarter of 2011, principally due to higher average copper and aluminum costs in the second quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit remained relatively flat in the second quarter of 2012 from the second quarter of 2011. Gross profit as a percentage of sales was 12% in the second quarter of 2012 and was 11% in the second quarter of 2011. The gross profit remained flat primarily due to stronger global aerial transmission activity, investments and reliability work on the electrical grid in France and the Mediterranean and stronger construction and mining activity in Central and South America. These improvements were substantially offset by a generally declining metal price environment and weaker Iberian end-markets compared with the second quarter of 2011.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased in the second quarter of 2012 to $106.1 million from $95.0 million in the second quarter of 2011. The increase in SG&A is primarily due to a $6.1 million settlement loss on the termination of a legacy pension plan in the United Kingdom, which was allocated amongst the segments in the three months ended June 29, 2012, as well as higher costs related to global acquisition activity. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the second quarters of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Three Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$36.6	54%	$41.3	52%
Europe and Mediterranean	8.7	13%	12.4	16%
ROW	22.3	33%	24.9	32%
Total operating income (loss)	$67.6	100%	$78.6	100%
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

The decrease in operating income for the ROW segment of $2.6 million was primarily due to the impact the Company reported in the second quarter of 2011 as metal prices in the market were rising faster than the average cost of metal in costs of sales compared to the second quarter of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the three months ended June 29, 2012 as noted above partially offset by increased demand in Thailand due to ongoing recovery from the severe flooding that occurred in the fourth quarter of 2011 and stronger construction and mining activity in Central and South America.

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
Tax Provision
The Company’s effective tax rate for the second quarters of 2012 and 2011 was 36.7% and 35.6%, respectively. The tax rate for the second quarter of 2012 included relatively lower tax benefits recognized due to statute of limitations expirations for certain income tax exposures compared to the second quarter of 2011.
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

	Net Sales
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$1,089.2	37%	$1,108.2	37%
Europe and Mediterranean	862.7	30%	893.3	30%
ROW	972.8	33%	969.7	33%
Total net sales	$2,924.7	100%	$2,971.2	100%

	Metal-Adjusted Net Sales
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$1,089.2	37%	$1,033.0	38%
Europe and Mediterranean	862.7	30%	830.5	30%
ROW	972.8	33%	879.7	32%
Total metal-adjusted net sales	$2,924.7	100%	$2,743.2	100%
Metal adjustment	—		228.0
Total net sales	$2,924.7		$2,971.2

	Metal Pounds Sold
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Pounds	%	Pounds	%
North America	170.4	32%	163.8	33%
Europe and Mediterranean	149.2	28%	145.3	29%
ROW	208.1	40%	190.8	38%
Total metal pounds sold	527.7	100%	499.9	100%
Net sales decreased $46.5 million to $2,924.7 million in the first six fiscal months of 2012 from $2,971.2 million in the first six fiscal months of 2011. After adjusting the first six fiscal months of 2011 net sales to reflect the $0.60 decrease in the average monthly copper price per pound and the $0.20 decrease in the average aluminum price per pound, net sales of $2,924.7 million reflects an increase of $181.5 million or 7%, from the metal adjusted net sales of $2,743.2 million in 2011. Volume, as measured by metal pounds sold, increased 27.8 million pounds or 6% to 527.7 million pounds in the first six fiscal months of 2012 as compared to 499.9 million pounds in the first six fiscal months of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $208.8 million and increased volume of $77.6 million, partially offset by unfavorable foreign currency exchange rate changes of $106.7 million on the translation of reported revenues.

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

Metal-adjusted net sales in the Europe and Mediterranean segment increased $32.2 million, or 4%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $84.3 million and increased volume of $10.9 million, partially offset by unfavorable foreign currency exchange rate changes of $63.0 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 3.9 million pounds, or 3%, in the first six fiscal months of 2012 compared to the first six fiscal months of 2011. Volume increases were driven by submarine and land based turnkey project activity and stronger demand for utility cables in France and the Mediterranean.

Metal-adjusted net sales in the ROW segment increased $93.1 million or 11%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $85.0 million and increased volume of $48.3 million, partially offset by unfavorable foreign currency exchange rate changes of $40.2 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 17.3 million pounds, or 9%, in the first six fiscal months of 2012 compared to the first six fiscal months of 2011, which is primarily attributable to aerial transmission project shipments in Brazil, Venezuelan government supported housing development projects, and increased economic activity boosting the construction and utilities markets in the Philippines.

Cost of Sales
Cost of sales decreased $36.9 million to $2,601.9 million for the six fiscal months ended June 29, 2012, from $2,638.8 million for the six fiscal months ended July 1, 2011, principally due to a lower average copper and aluminum costs in the second quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit decreased $9.6 million, or 3%, in the first six fiscal months of 2012 from the first six fiscal months of 2011. Gross profit as a percentage of sales remained flat at 11% in the first six fiscal months of 2012 and 2011. The decrease in gross profit in the first six fiscal months of 2012 compared to the first six months of 2011 reflects the impact of a steadily rising metal price environment in the months leading into the first half of 2011.
Selling, General and Administrative Expense
SG&A increased to $200.9 million in the first six fiscal months of 2012 from $189.5 million in the first six fiscal months of 2011. The increase in SG&A is primarily attributed to a $6.1 million settlement loss on the termination of a legacy pension plan in the United Kingdom, which was allocated amongst the segments, as well as higher acquisition costs related to global acquisition activity. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the first six fiscal months of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Six Fiscal Months Ended
	June 29, 2012		July 1, 2011
	Amount	%	Amount	%
North America	$67.0	55%	$76.8	54%
Europe and Mediterranean	13.2	11%	25.9	18%
ROW	41.7	34%	40.2	28%
Total operating income (loss)	$121.9	100%	$142.9	100%
The decrease in operating income for the North America segment of $9.8 million principally reflects the positive impact the Company reported in the first six fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales as compared to the first six fiscal months of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the six months ended June 29, 2012 as noted above.

The decrease in operating income for the Europe and Mediterranean segment of $12.7 million was primarily attributable to the continued weak economic conditions in Europe, principally in Spain, influencing demand and pricing across a broad spectrum of products as well as the positive impact the Company reported in the first six fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales compared to the first six fiscal months of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the six months ended June 29, 2012 as noted above.

The increase in operating income for the ROW segment of $1.5 million was primarily attributable to increased demand in Brazil partially offset by the positive impact the Company reported in the first six fiscal months of 2011 as metal prices in the market were rising faster than the average cost of metal in cost of sales compared to the first six fiscal months of 2012. In addition, operating income was negatively impacted by a pension settlement charge of $2 million in the six months ended June 29, 2012 as noted above.
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
Tax Provision
The Company’s effective tax rate for the first six fiscal months of 2012 and 2011 was 33.5% and 36.3%, respectively. The tax rate for the first six fiscal months of 2012 reflects a greater relative tax benefit due to statute of limitations expirations for certain income tax exposures compared to the first six fiscal months of 2011.
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
Summary of Cash Flows
Operating cash outflow of $17.3 million in the six fiscal months ended June 29, 2012 reflects a net working capital use of $142.5 million as compared to $207.8 million in the six fiscal months ended July 1, 2011. In both periods, the Company experienced increased volume which caused accounts receivables to increase. Inventory levels were relatively flat during the six fiscal months ended June 29, 2012, thereby having little operating cash flow impact whereas in 2011 there was a significant inventory increase only partially offset by an increase in the corresponding accounts payable. Days sales outstanding and days in inventory remained relatively consistent in the six fiscal months ended June 29, 2012 and July 1, 2011. Partially offsetting this net working capital use of cash in the six fiscal months ended June 29, 2012 was $125.2 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, deferred income tax income, excess tax benefits from stock based compensation, and convertible debt instruments non cash interest charges.

Cash flow used by investing activities was $66.9 million in the six fiscal months ended June 29, 2012, principally reflecting $63.7 million of capital expenditures. In the current year, the Company continued to focus on projects around the world to upgrade equipment, improve efficiency and throughput and enhance productivity. The Company anticipates capital spending to be approximately $90 million to $110 million in 2012.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Accounting Standards to the 2011 Amended Annual Report Form 10-K/A. In the six months ended June 29, 2012, there have been no significant changes to these policies. In the six months ended June 29, 2012, there have been no recent accounting pronouncements that are expected to have a significant effect on the consolidated financial statements.
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

Sales in Venezuela were 4% and 3% of consolidated net sales for the three fiscal months ended June 29, 2012 and July 1, 2011, respectively. Operating income in Venezuela was 17% and 14% of consolidated operating income for the three fiscal months ended June 29, 2012 and July 1, 2011, respectively. The Company's sales in Venezuela were 4% and 3% of consolidated net sales for the six fiscal months ended June 29, 2012 and July 1, 2011, respectively. Operating income in Venezuela was 17% and 13% of consolidated operating income for the six fiscal months ended June 29, 2012 and July 1, 2011, respectively. For the three fiscal months ended June 29, 2012, Venezuela’s sales and cost of goods sold were approximately 100% and 38% BsF denominated and approximately 0% and 62% U.S. dollar denominated, respectively. For the three fiscal months ended July 1, 2011, Venezuela’s sales and cost of goods sold were approximately 89% and 29% BsF denominated and approximately 11% and 71% U.S. dollar denominated, respectively. For the six fiscal months ended June 29, 2012, Venezuela's sales and cost of goods sold were approximately 99% and 37% BsF denominated and approximately 1% and 63% U.S. dollar denominated, respectively. For the six fiscal months ended July 1, 2011, Venezuela's sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively.

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
In connection with the Company’s Amendment No. 1 of its quarterly report on Form 10-Q for the quarterly period ended June 29, 2012 filed on March 1, 2013 (the “First Amended Filing”), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of the end of the period covered by the First Amendment (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management.
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

For additional information regarding the restatement and the material weaknesses identified by management, see the Explanatory Note and Note 23 to the Condensed Consolidated Financial Statements included in this Amended Quarterly Report on Form 10-Q/A, and Item 9A, “Controls and Procedures,” in the Company's Amendment No. 2 on Form 10-K/A, amending its Amended Annual Report on Form 10-K/A for the year ended December 31, 2011 (the “2011 Amended Annual Report on Form 10-K/A”).
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 29, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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