Form 10-Q/A
period 2012-09-28
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

EXPLANATORY NOTE
Restatement of Condensed Consolidated Financial Statements
Restatement No. 1
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three and nine fiscal months ended September 30, 2011 and overstated inventory balances as of December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries.

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated its previously issued consolidated financial statements and the quarterly operating results (unaudited), included in its Amendment No. 1 to the Company's 2011 Annual Report on Form 10-K/A, and the previously issued condensed consolidated financial statements included in its Amendment No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012 filed on March 1, 2013.
The Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”) and this Amendment No. 2 on its Quarterly Report on Form 10-Q/A (the “Amended Quarterly Report on Form10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011, the restated Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and the restated Condensed Consolidated Balance Sheet as of December 31, 2011. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”. The Original Filing was amended for the addition of an exhibit and was filed with the Securities and Exchange Commission ("SEC") on March 4, 2013.
Restatement No. 2

In remediating the material weaknesses associated with Restatement No. 1, subsequent to the Original Filing, the Company undertook an evaluation to re-examine its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects. "Bill and hold" sales generally are sales meeting specified criteria under U.S. generally accepted accounting principles ("GAAP") to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery. As a result of this evaluation, the Company identified instances where the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met.

Also, in remediating the material weaknesses associated with Restatement No. 1, subsequent to the Original Filing, the Company undertook an evaluation to determine whether certain recorded value added tax ("VAT") assets in Brazil associated with the inventory theft and related accounting errors were recoverable.  Based on its evaluation, the Company determined that it will not recover VAT assets that were previously recognized from 2008 to 2012.
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
This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A for the quarterly periods ended September 28, 2012 (the “Amended Quarterly Report on Form 10-Q/A”) includes the restated condensed consolidated financial statements for Restatement No. 1 and Restatement No. 2 described above.
See Note 23 - Restatement of Condensed Consolidated Financial Statements to the accompanying condensed consolidated financial statements for additional information.

Internal Control over Financial Reporting

In connection with Original Filing, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as the end of the period covered by the Original Filing (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management. For a description of the material weaknesses in internal controls and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures." in the Company's Amendment No. 2 to the 2011 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 21, 2014 and Part I, Item 4 Controls and Procedures, herein.
This Amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein, for the effects of adopting ASU 2011-11 discussed in Note 2 and of the recast to change the composition of the guarantor subsidiaries discussed in Note 21.  Disclosures not affected by the restatement or the revisions are unchanged and reflect the disclosures made at the time of the Original Filing.  The following items have been amended:
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
The Company is concurrently filing amended Annual Reports on Form 10-K/A for the years ended December 31, 2012 and 2011, Amendment No. 2 of its Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012, Amendment No. 1 of its Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 and Quarterly Reports on Form 10-Q for the quarterly periods ended June 28, 2013 and September 27, 2013.

PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(as restated)(1)	(as restated)(1)	(as restated)(1)	(as restated)(1)
Net sales	$1,512.6	$1,491.1	$4,437.3	$4,462.3
Cost of sales	1,347.2	1,347.4	3,949.1	3,986.2
Gross profit	165.4	143.7	488.2	476.1
Selling, general and administrative expenses	95.2	93.7	296.1	283.2
Operating income	70.2	50.0	192.1	192.9
Other income (expense)	9.3	(31.5)	2.6	(28.4)
Interest income (expense):
Interest expense	(25.0)	(25.4)	(74.9)	(73.0)
Interest income	1.3	2.2	4.6	6.2
	(23.7)	(23.2)	(70.3)	(66.8)
Income before income taxes	55.8	(4.7)	124.4	97.7
Income tax (provision) benefit	(76.8)	(4.1)	(99.8)	(41.3)
Equity in earnings of affiliated companies	0.5	0.8	1.0	2.2
Net income (loss) including non-controlling interest	(20.5)	(8.0)	25.6	58.6
Less: preferred stock dividends	0.1	0.1	0.3	0.3
Less: net income attributable to non-controlling interest	2.3	0.3	5.6	0.6
Net income (loss) attributable to Company common shareholders	$(22.9)	$(8.4)	$19.7	$57.7
Earnings (loss) per share
Earnings (loss) per common share-basic	$(0.46)	$(0.16)	$0.40	$1.11
Weighted average common shares-basic	49.7	52.2	49.8	52.2
Earnings (loss) per common share-assuming dilution	$(0.46)	$(0.16)	$0.39	$1.07
Weighted average common shares-assuming dilution	49.7	52.2	51.2	54.2
Comprehensive income (loss):
Net income (loss)	$(20.5)	$(8.0)	$25.6	$58.6
Currency translation gain (loss)	20.8	(88.1)	4.0	(23.3)
Defined benefit plan adjustments, net of tax of an immaterial amount in three and nine months ended September 28, 2012 and September 30, 2011	—	—	(2.1)	—
Change in fair value of derivatives, net of tax of $3.1 and $3.5 million in three and nine months ended September 28, 2012 and $16.8 and $19.0 million in three and nine months ended September 30, 2011	4.1	(49.7)	6.7	(69.7)
Comprehensive income (loss), net of tax	4.4	(145.8)	34.2	(34.4)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	3.3	(3.3)	6.9	(2.4)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$1.1	$(142.5)	$27.3	$(32.0)
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 28, 2012	December 31, 2011
	as restated (1)	as restated (1)
Assets
Current assets:
Cash and cash equivalents	$885.5	$434.1
Receivables, net of allowances of $27.0 million at September 28, 2012 and $21.2 million at December 31, 2011	1,311.1	1,074.7
Inventories, net	1,274.4	1,243.7
Deferred income taxes	34.8	43.7
Prepaid expenses and other	118.1	102.8
Total current assets	3,623.9	2,899.0
Property, plant and equipment, net	1,081.5	1,018.5
Deferred income taxes	26.3	16.2
Goodwill	173.5	171.4
Intangible assets, net	184.5	181.5
Unconsolidated affiliated companies	19.4	18.3
Other non-current assets	69.9	71.0
Total assets	$5,179.0	$4,375.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$1,001.9	$946.5
Accrued liabilities	465.0	498.5
Current portion of long-term debt	231.3	156.3
Total current liabilities	1,698.2	1,601.3
Long-term debt	1,465.8	892.6
Deferred income taxes	280.3	198.2
Other liabilities	256.0	245.9
Total liabilities	3,700.3	2,938.0
Commitments and contingencies
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
September 28, 2012 – 76,002 shares outstanding
December 31, 2011 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
September 28, 2012– 49,721,183 (net of 8,740,435 treasury shares)
December 31, 2011 – 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	676.1	666.7
Treasury stock	(136.7)	(136.5)
Retained earnings	907.9	888.2
Accumulated other comprehensive income (loss)	(90.1)	(97.4)
Total Company shareholders’ equity	1,361.6	1,325.4
Non-controlling interest	117.1	112.5
Total equity	1,478.7	1,437.9
Total liabilities and equity	$5,179.0	$4,375.9
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	September 28, 2012	September 30, 2011
	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$25.6	$58.6
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	81.5	85.0
Amortization on restricted stock awards	2.1	2.6
Foreign currency exchange (gain) loss	3.5	24.3
Deferred income taxes	79.7	(27.8)
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(1.0)
Convertible debt instruments noncash interest charges	16.6	15.4
(Gain) loss on disposal of property	0.5	(1.6)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(165.4)	(158.2)
(Increase) decrease in inventories	41.0	(175.1)
(Increase) decrease in other assets	(14.1)	(23.7)
Increase (decrease) in accounts payable, accrued and other liabilities	11.1	163.0
Net cash flows of operating activities	82.0	(38.5)
Cash flows of investing activities:
Capital expenditures	(89.8)	(86.1)
Proceeds from properties sold	4.4	2.9
Acquisitions, net of cash acquired	(179.5)	—
Other	(0.1)	(0.1)
Net cash flows of investing activities	(265.0)	(83.3)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	1.0
Proceeds from other debt	1,264.3	1,206.4
Repayments of other debt	(1,239.8)	(1,134.2)
Issuance of long-term debt	600.0	—
Dividends paid to non-controlling interest	(2.3)	(3.8)
Purchase of treasury shares	(1.2)	—
Proceeds from exercise of stock options	0.1	1.2
Net cash flows of financing activities	620.9	70.3
Effect of exchange rate changes on cash and cash equivalents	13.5	9.4
Increase (decrease) in cash and cash equivalents	451.4	(42.1)
Cash and cash equivalents – beginning of period	434.1	458.7
Cash and cash equivalents – end of period	$885.5	$416.6
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$25.8	$26.0
Interest paid	$46.2	$45.4
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$14.5	$27.6
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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2011 Amended Annual Report on Form 10-K/A. In the nine months ended September 28, 2012, there have been no significant changes to these policies. In the nine months ended September 28, 2012, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:
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

	Three Fiscal Months Ended
	September 28, 2012	September 28, 2012	September 30, 2011	September 30, 2011
	(as restated)	(pro forma)	(as restated)	(pro forma)
Net sales	$1,512.6	$1,617.5	$1,491.1	$1,667.5
Net income (loss) attributable to Company common shareholders	$(22.9)	$(14.1)	$(8.4)	$(12.2)
Earnings (loss) per common share - assuming dilution	$(0.46)	$(0.28)	$(0.16)	$(0.23)

	Nine Fiscal Months Ended
	September 28, 2012	September 28, 2012	September 30, 2011	September 30, 2011
	(as restated)	(pro forma)	(as restated)	(pro forma)
Net sales	$4,437.3	$4,850.9	$4,462.3	$4,911.3
Net income (loss) attributable to Company common shareholders	$19.7	$39.7	$57.7	$57.9
Earnings (loss) per common share - assuming dilution	$0.39	$0.78	$1.07	$1.07
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

(in millions)	September 28, 2012	December 31, 2011
Raw materials	$323.7	$293.8
Work in process	218.4	193.3
Finished goods	732.3	756.6
Total	$1,274.4	$1,243.7

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	September 28, 2012	December 31, 2011
Land	$112.7	$107.3
Buildings and leasehold improvements	329.8	302.2
Machinery, equipment and office furnishings	1,158.8	1,051.3
Construction in progress	85.8	94.2
Total gross book value	1,687.1	1,555.0
Less accumulated depreciation	(605.6)	(536.5)
Total net book value	$1,081.5	$1,018.5
Depreciation expense for the three and nine fiscal months ended September 28, 2012 was $24.6 million and $72.4 million, respectively. Depreciation expense for the three and nine fiscal months ended September 30, 2011 was $25.4 million and $74.1 million, respectively.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$166.8	$171.4	$2.4	$0.5	$132.2	$135.1
Acquisitions	0.2	—	—	0.2	—	—	—	—
Currency translation and other adjustments	—	—	1.9	1.9	—	—	1.3	1.3
Balance, September 28, 2012	$2.5	$2.3	$168.7	$173.5	$2.4	$0.5	$133.5	$136.4
The amounts of other intangible assets for customer relationships were as follows in millions of dollars:

	September 28, 2012	December 31, 2011
Amortized intangible assets:
Customer relationships	$117.6	$108.3
Accumulated amortization	(70.0)	(61.8)
Foreign currency translation adjustment	0.5	(0.1)
Amortized intangible assets, net	$48.1	$46.4
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

As of September 28, 2012, indebtedness under the Revolving Credit Facility was guaranteed by certain of the Company's U.S. and Canadian subsidiaries and is secured by a first priority security interest in certain tangible and intangible property and assets of certain of its U.S. and Canadian subsidiaries,including a pledge of 65% of the voting equity interests of certain of the Company's foreign subsidiaries. In December 2012, the Company's Canadian subsidiaries were released as guarantors under certain of the Company's notes due to amendments of the Revolving Credit Facility. This change will be reflected in the Company's 2012 Amended Annual Report on Form 10-K/A.

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
As of  September 28, 2012 and December 31, 2011 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheet.  As of  September 28, 2012 and December 31, 2011 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of September 28, 2012, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. At December 31, 2011, there were contracts held by the Company that required $0.7 million in collateral to secure the Company’s derivative liability positions.

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

Tables of Contents

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

Tables of Contents

largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of September 28, 2012 or December 31, 2011.

11.	Income Taxes
During the third quarter of 2012, the Company accrued approximately $12.7 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company also accrued $1.4 million of tax expense for prior years uncertain tax positions, which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $1.3 million (including penalties and interest) in the third quarter of 2012 due primarily to the expiration of statute of limitations for certain tax exposures.

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

In the third quarter of 2012, the Company updated its 2012 forecasts and substantially completed its 2013 global business planning process, which indicated continuing weakness in its Iberian market and business. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax  planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its Spanish and Portuguese business units would be realized. Tax expense of $15 million was recorded in 2012 to establish a full valuation allowance against Spanish and Portuguese deferred tax assets, of which $5.3 million related to the beginning of the year net deferred tax asset position.

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
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the nine months ended September 28, 2012 and September 30, 2011 (in millions):

	General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,437.9	$3.8	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$112.5
Comprehensive income (loss):
Net income (loss) including non-controlling interest	25.6					20.0		5.6
Foreign currency translation adj.	4.0						2.9	1.1
Gain (loss) defined benefit plan	(2.1)						(2.1)
Unrealized gain (loss) on financial instruments	6.7						6.5	0.2
Comprehensive income (loss)	34.2
Preferred stock dividend	(0.3)					(0.3)
Excess tax benefit from stock compensation	0.1			0.1
Dividends paid to non-controlling interest	(2.3)							(2.3)
Other – issuance pursuant to restricted stock, stock options and other	9.1			9.3	(0.2)
Balance, September 28, 2012	$1,478.7	$3.8	$0.6	$676.1	$(136.7)	$907.9	$(90.1)	$117.1

	General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2010	$1,552.4	$3.8	$0.6	$652.8	$(74.0)	$833.7	$12.8	$122.7
Comprehensive income (loss):
Net income including noncontrolling interest	58.6					58.0		0.6
Foreign currency translation adj.	(23.3)						(21.4)	(1.9)
Gain (loss) defined benefit plan	—						0.9	(0.9)
Unrealized gain (loss) on financial instruments	(69.7)						(69.5)	(0.2)
Comprehensive income (loss)	(34.4)
Preferred stock dividend	(0.3)					(0.3)
Excess tax benefit from stock compensation	1.0			1.0
Dividends paid to non-controlling interest	(3.8)							(3.8)
Other – issuance pursuant to restricted stock, stock options and other	8.4			9.5	0.2			(1.3)
Balance, September 30, 2011	$1,523.3	$3.8	$0.6	$663.3	$(73.8)	$891.4	$(77.2)	$115.2
The components of accumulated other comprehensive income (loss) as of September 28, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

Tables of Contents

	September 28, 2012		December 31, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(33.4)	$(17.2)	$(36.3)	$(18.3)
Change in fair value of pension benefit obligation, net of tax	(65.1)	(3.2)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	0.8	(0.4)	(5.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(90.1)	$(20.8)	$(97.4)	$(22.1)
Comprehensive income consists of the following (in millions):

	Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$(22.8)	$2.3	$(8.3)	$0.3
Currency translation gain (loss)	19.9	0.9	(84.9)	(3.2)
Change in fair value of pension benefit obligation, net of tax	—	—	0.2	(0.2)
Change in fair value of derivatives, net of tax	4.0	0.1	(49.5)	(0.2)
Comprehensive income (loss)	$1.1	$3.3	$(142.5)	$(3.3)

(1)	Net income before preferred stock dividend payments.

	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Net income (1)	$20.0	$5.6	$58.0	$0.6
Currency translation gain (loss)	2.9	1.1	(21.4)	(1.9)
Change in fair value of pension benefit obligation, net of tax	(2.1)	—	0.9	(0.9)
Change in fair value of derivatives, net of tax	6.5	0.2	(69.5)	(0.2)
Comprehensive income (loss)	$27.3	$6.9	$(32.0)	$(2.4)

(1)	Net income before preferred stock dividend payments.
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

Tables of Contents

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions, except per share data)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Earnings (loss) per common share – basic:
Net income (loss) for basic EPS computation (1)	$(22.9)	$(8.4)	$19.7	$57.7
Weighted average shares outstanding for basic EPS computation (2)	49.7	52.2	49.8	52.2
Earnings (loss) per common share – basic (3)	$(0.46)	$(0.16)	$0.40	$1.11
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$(22.9)	$(8.4)	$19.7	$57.7
Add: preferred stock dividends, if applicable	0.1	0.1	0.3	0.3
Net income (loss) for diluted EPS computation (1)	$(22.8)	$(8.3)	$20.0	$58.0
Weighted average shares outstanding including nonvested shares	49.7	52.2	49.8	52.2
Dilutive effect of convertible notes	—	—	—	0.8
Dilutive effect of stock options and restricted stock units	—	—	1.0	0.8
Dilutive effect of assumed conversion of preferred stock	—	—	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	49.7	52.2	51.2	54.2
Earnings (loss) per common share – assuming dilution	$(0.46)	$(0.16)	$0.39	$1.07

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
The Company was authorized by its Board of Directors on October 29, 2012 to renew its stock repurchase program in an amount up to $125 million of common stock. The stock repurchase program will be effective for one year. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the one year stock repurchase program that expired on October 28, 2012, the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the nine months ended September 28, 2012. Under this same program, the Company purchased $62.5 million, or 2.5 million of common shares at an average price of $24.72, in the fourth quarter of 2011.

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

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions)	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net Sales:
North America	$563.6	$528.6	$1,652.8	$1,636.8
Europe and Mediterranean	419.1	442.8	1,281.8	1,336.1
ROW	529.9	519.7	1,502.7	1,489.4
Total	$1,512.6	$1,491.1	$4,437.3	$4,462.3
Segment Operating Income:
North America	$26.8	$27.7	$93.8	$104.5
Europe and Mediterranean	7.0	5.9	20.2	31.8
ROW	36.4	16.4	78.1	56.6
Total	$70.2	$50.0	$192.1	$192.9

(in millions)	September 28, 2012	December 31, 2011
Total Assets:
North America	$1,721.3	$1,026.8
Europe and Mediterranean	1,444.8	1,435.1
ROW	2,012.9	1,914.0
Total	$5,179.0	$4,375.9

Tables of Contents

18.	Commitments and Contingencies
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

Tables of Contents

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
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three and nine fiscal months ended September 28, 2012, equity in earnings of affiliated companies was $0.5 million and $1.0 million, respectively. For the three and nine fiscal months ended September 30, 2011, equity in earnings of affiliated companies was $0.8 million and $2.2 million, respectively. The net investment in unconsolidated affiliated companies was $19.4 million and $18.3 million as of September 28, 2012 and December 31, 2011, respectively. As of September 28, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

21.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. and Canadian 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% senior notes due in 2022, the $10.6 million of 1.00% Senior Convertible Notes, the $355.0 million of 0.875% Convertible Notes, the $200.0 million of 7.125% Senior Notes due in 2017 and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. In December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The three and nine months ended September 28, 2012 and September 30, 2011 Condensed Statements of Operations and Comprehensive Income (Loss) Information, the September 28, 2012 and December 31, 2011 Condensed Balance Sheet Information and the nine months ended September 28, 2012 and September 30, 2011 Condensed Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three and nine fiscal months ended September 30, 2011 and overstated inventory balances as of December 31, 2011. The Company also identified additional errors related to foreign currency adjustments between the Company's U.S. and Canadian subsidiaries and within the Company's Mexican subsidiary. As a result, the Company restated its previously issued consolidated financial statements and the quarterly operating results (unaudited), included in its Amendment No. 1 to the Company's 2011 Annual Report on Form 10-K/A, and the previously issued condensed consolidated financial statements included in its Amendment No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012 filed on March 1, 2013.
The Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”) and this Amendment No. 2 on its Quarterly Report on Form 10-Q/A (the “Amended Quarterly Report on Form10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Information for the three and nine months ended September 30, 2011, the restated Condensed

Tables of Contents

Consolidated Statement of Cash Flows Information for the nine months ended September 30, 2011 and the restated Condensed Consolidated Balance Sheet Information as of December 31, 2011. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
In remediating the material weaknesses associated with Restatement No. 1 the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT assets in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the accompanying restated condensed consolidated financial statements as of September 28, 2012 and December 31, 2011 and for the three and nine months ended September 28, 2012 and September 30, 2011 (“Restatement No. 2”).
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
The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the three and nine months ended September 28, 2012, the Condensed Balance Sheet Information as of September 28, 2012 and the Condensed Statements of Cash Flow Information for the nine months ended September 28, 2012 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three and nine months ended September 28, 2012 filed by the Company on March 1, 2013. The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the three and nine months ended September 30, 2011 and the Condensed Statements of Cash Flow Information for the nine months ended September 30, 2011 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three and nine months ended September 30, 2011 filed by the Company on November 3, 2011. As of December 31, 2011 the Condensed Balance Sheet Information presented in the "As Originally Filed" table corresponds to Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012.
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
The Condensed Statements of Operations and Comprehensive Income (Loss) information for the Parent Company and Guarantor Subsidiaries for the three and nine months ended September 28, 2012 and September 30, 2011 have been restated in the respective "Effect of Restatement #2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations, which were previously omitted from the prior filings.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 28, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$548.7	$951.9	$—	$1,500.6
Intercompany	13.5	—	45.8	(59.3)	—
	13.5	548.7	997.7	(59.3)	1,500.6
Cost of sales	—	485.6	897.8	(45.8)	1,337.6
Gross profit	13.5	63.1	99.9	(13.5)	163.0
Selling, general and administrative expenses	11.1	39.1	56.8	(13.5)	93.5
Operating income	2.4	24.0	43.1	—	69.5
Other income (expense)	—	1.0	8.3	—	9.3
Interest income (expense):
Interest expense	(16.5)	(24.3)	(10.3)	26.1	(25.0)
Interest income	22.8	3.3	1.3	(26.1)	1.3
	6.3	(21.0)	(9.0)	—	(23.7)
Income before income taxes	8.7	4.0	42.4	—	55.1
Income tax (provision) benefit	(3.9)	(6.3)	(63.6)	—	(73.8)
Equity in net income of subsidiaries and affiliated companies	(25.3)	(23.0)	—	48.8	0.5
Net income (loss) including non-controlling interest	(20.5)	(25.3)	(21.2)	48.8	(18.2)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.3	—	2.3
Net income (loss) attributable to Company common shareholders	$(20.6)	$(25.3)	$(23.5)	$48.8	$(20.6)
Comprehensive income (loss):
Net income (loss)	$(20.5)	$(25.3)	$(21.2)	$48.8	$(18.2)
Currency translation gain (loss)	1.0	(19.8)	39.6	—	20.8
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	2.2	1.9	—	4.1
Comprehensive income (loss), net of tax	(19.5)	(42.9)	20.3	48.8	6.7
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.3	—	3.3
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(19.5)	$(42.9)	$17.0	$48.8	$3.4

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 28, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(67.9)	$67.9	$—	$—
Intercompany	—	35.3	62.6	(97.9)	—
	—	(32.6)	130.5	(97.9)	—
Cost of sales	—	(27.7)	125.6	(97.9)	—
Gross profit	—	(4.9)	4.9	—	—
Selling, general and administrative expenses	—	(3.7)	3.7	—	—
Operating income	—	(1.2)	1.2	—	—
Other income (expense)	—	(0.3)	0.3	—	—
Interest income (expense):
Interest expense	—	—	(0.7)	0.7	—
Interest income	—	0.7	—	(0.7)	—
	—	0.7	(0.7)	—	—
Income before income taxes	—	(0.8)	0.8	—	—
Income tax (provision) benefit	—	0.1	(0.1)	—	—
Equity in net income of subsidiaries and affiliated companies	—	0.7	0.3	(1.0)	—
Net income (loss) including non-controlling interest	—	—	1.0	(1.0)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$—	$—	$1.0	$(1.0)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$1.0	$(1.0)	$—
Currency translation gain (loss)	—	24.8	(24.8)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	24.8	(23.8)	(1.0)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$24.8	$(23.8)	$(1.0)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 28, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$12.0	$—	$12.0
Intercompany	—	—	—	—	—
	—	—	12.0	—	12.0
Cost of sales	—	—	9.6	—	9.6
Gross profit	—	—	2.4	—	2.4
Selling, general and administrative expenses	—	—	1.7	—	1.7
Operating income	—	—	0.7	—	0.7
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	0.7	—	0.7
Income tax (provision) benefit	—	—	(3.0)	—	(3.0)
Equity in net income of subsidiaries and affiliated companies	(2.3)	(2.3)	—	4.6	—
Net income (loss) including non-controlling interest	(2.3)	(2.3)	(2.3)	4.6	(2.3)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$(2.3)	$(2.3)	$(2.3)	$4.6	$(2.3)
Comprehensive income (loss):
Net income (loss)	$(2.3)	$(2.3)	$(2.3)	$4.6	$(2.3)
Currency translation gain (loss)	18.9	13.9	—	(32.8)	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	4.0	1.8	—	(5.8)	—
Comprehensive income (loss), net of tax	20.6	13.4	(2.3)	(34.0)	(2.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$20.6	$13.4	$(2.3)	$(34.0)	$(2.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 28, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$480.8	$1,031.8	$—	$1,512.6
Intercompany	13.5	35.3	108.4	(157.2)	—
	13.5	516.1	1,140.2	(157.2)	1,512.6
Cost of sales	—	457.9	1,033.0	(143.7)	1,347.2
Gross profit	13.5	58.2	107.2	(13.5)	165.4
Selling, general and administrative expenses	11.1	35.4	62.2	(13.5)	95.2
Operating income	2.4	22.8	45.0	—	70.2
Other income (expense)	—	0.7	8.6	—	9.3
Interest income (expense):
Interest expense	(16.5)	(24.3)	(11.0)	26.8	(25.0)
Interest income	22.8	4.0	1.3	(26.8)	1.3
	6.3	(20.3)	(9.7)	—	(23.7)
Income before income taxes	8.7	3.2	43.9	—	55.8
Income tax (provision) benefit	(3.9)	(6.2)	(66.7)	—	(76.8)
Equity in net income of subsidiaries and affiliated companies	(27.6)	(24.6)	0.3	52.4	0.5
Net income (loss) including non-controlling interest	(22.8)	(27.6)	(22.5)	52.4	(20.5)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.3	—	2.3
Net income (loss) attributable to Company common shareholders	$(22.9)	$(27.6)	$(24.8)	$52.4	$(22.9)
Comprehensive income (loss):
Net income (loss)	$(22.8)	$(27.6)	$(22.5)	$52.4	$(20.5)
Currency translation gain (loss)	19.9	18.9	14.8	(32.8)	20.8
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	4.0	4.0	1.9	(5.8)	4.1
Comprehensive income (loss), net of tax	1.1	(4.7)	(5.8)	13.8	4.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.3	—	3.3
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$1.1	$(4.7)	$(9.1)	$13.8	$1.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 28, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,615.5	$2,795.7	$—	$4,411.2
Intercompany	42.4	—	68.9	(111.3)	—
	42.4	1,615.5	2,864.6	(111.3)	4,411.2
Cost of sales	—	1,413.9	2,585.2	(68.9)	3,930.2
Gross profit	42.4	201.6	279.4	(42.4)	481.0
Selling, general and administrative expenses	34.2	110.7	189.2	(42.4)	291.7
Operating income	8.2	90.9	90.2	—	189.3
Other income (expense)	—	0.2	2.4	—	2.6
Interest income (expense):
Interest expense	(48.4)	(70.2)	(33.1)	76.8	(74.9)
Interest income	66.7	9.6	5.1	(76.8)	4.6
	18.3	(60.6)	(28.0)	—	(70.3)
Income (loss) before income taxes	26.5	30.5	64.6	—	121.6
Income tax (provision) benefit	(10.3)	(17.2)	(68.2)	—	(95.7)
Equity in net income (loss) of subsidiaries	5.0	(8.3)	—	4.3	1.0
Net income (loss) including non-controlling interest	21.2	5.0	(3.6)	4.3	26.9
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to non-controlling interest	—	—	5.7	—	5.7
Net income (loss) applicable to Company common shareholders	$20.9	$5.0	$(9.3)	$4.3	$20.9
Comprehensive income (loss):
Net income (loss)	$21.2	$5.0	$(3.6)	$4.3	$26.9
Currency translation gain (loss)	1.2	(25.9)	27.7	—	3.0
Defined benefit plan adjustments, net of tax	—	—	(2.1)	—	(2.1)
Change in fair value of derivatives, net of tax	—	3.5	3.2	—	6.7
Comprehensive income (loss), net of tax	22.4	(17.4)	25.2	4.3	34.5
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	7.0	—	7.0
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$22.4	$(17.4)	$18.2	$4.3	$27.5

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 28, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(177.7)	$177.7	$—	$—
Intercompany	—	96.5	143.4	(239.9)	—
	—	(81.2)	321.1	(239.9)	—
Cost of sales	—	(69.4)	309.3	(239.9)	—
Gross profit	—	(11.8)	11.8	—	—
Selling, general and administrative expenses	—	(9.7)	9.7	—	—
Operating income	—	(2.1)	2.1	—	—
Other income (expense)	—	(0.2)	0.2	—	—
Interest income (expense):
Interest expense	—	0.2	(2.3)	2.1	—
Interest income	—	2.1	—	(2.1)	—
	—	2.3	(2.3)	—	—
Income (loss) before income taxes	—	—	—	—	—
Income tax (provision) benefit	—	(0.1)	0.1	—	—
Equity in net income (loss) of subsidiaries	—	0.1	0.7	(0.8)	—
Net income (loss) including non-controlling interest	—	—	0.8	(0.8)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income (loss) applicable to Company common shareholders	$—	$—	$0.8	$(0.8)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$0.8	$(0.8)	$—
Currency translation gain (loss)	—	24.1	(24.1)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	24.1	(23.3)	(0.8)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$24.1	$(23.3)	$(0.8)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 28, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$26.1	$—	$26.1
Intercompany	—	—	—	—	—
	—	—	26.1	—	26.1
Cost of sales	—	—	18.9	—	18.9
Gross profit	—	—	7.2	—	7.2
Selling, general and administrative expenses	—	—	4.4	—	4.4
Operating income	—	—	2.8	—	2.8
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	2.8	—	2.8
Income tax (provision) benefit	—	—	(4.1)	—	(4.1)
Equity in net income (loss) of subsidiaries	(1.2)	(1.2)	—	2.4	—
Net income (loss) including non-controlling interest	(1.2)	(1.2)	(1.3)	2.4	(1.3)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) applicable to Company common shareholders	$(1.2)	$(1.2)	$(1.2)	$2.4	$(1.2)
Comprehensive income (loss):
Net income (loss)	$(1.2)	$(1.2)	$(1.3)	$2.4	$(1.3)
Currency translation gain (loss)	1.7	3.5	1.0	(5.2)	1.0
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	—	4.2	—
Change in fair value of derivatives, net of tax	6.5	3.0	—	(9.5)	—
Comprehensive income (loss), net of tax	4.9	3.2	(0.3)	(8.1)	(0.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$4.9	$3.2	$(0.2)	$(8.1)	$(0.2)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 28, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,437.8	$2,999.5	$—	$4,437.3
Intercompany	42.4	96.5	212.3	(351.2)	—
	42.4	1,534.3	3,211.8	(351.2)	4,437.3
Cost of sales	—	1,344.5	2,913.4	(308.8)	3,949.1
Gross profit	42.4	189.8	298.4	(42.4)	488.2
Selling, general and administrative expenses	34.2	101.0	203.3	(42.4)	296.1
Operating income	8.2	88.8	95.1	—	192.1
Other income (expense)	—	—	2.6	—	2.6
Interest income (expense):
Interest expense	(48.4)	(70.0)	(35.4)	78.9	(74.9)
Interest income	66.7	11.7	5.1	(78.9)	4.6
	18.3	(58.3)	(30.3)	—	(70.3)
Income (loss) before income taxes	26.5	30.5	67.4	—	124.4
Income tax (provision) benefit	(10.3)	(17.3)	(72.2)	—	(99.8)
Equity in net income (loss) of subsidiaries	3.8	(9.4)	0.7	5.9	1.0
Net income (loss) including non-controlling interest	20.0	3.8	(4.1)	5.9	25.6
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to non-controlling interest	—	—	5.6	—	5.6
Net income (loss) applicable to Company common shareholders	$19.7	$3.8	$(9.7)	$5.9	$19.7
Comprehensive income (loss):
Net income (loss)	$20.0	$3.8	$(4.1)	$5.9	$25.6
Currency translation gain (loss)	2.9	1.7	4.6	(5.2)	4.0
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	(2.1)	4.2	(2.1)
Change in fair value of derivatives, net of tax	6.5	6.5	3.2	(9.5)	6.7
Comprehensive income (loss), net of tax	27.3	9.9	1.6	(4.6)	34.2
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	6.9	—	6.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$27.3	$9.9	$(5.3)	$(4.6)	$27.3

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 30, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$518.4	$999.4	$—	$1,517.8
Intercompany	14.4	—	15.7	(30.1)	—
	14.4	518.4	1,015.1	(30.1)	1,517.8
Cost of sales	—	459.2	917.9	(15.7)	1,361.4
Gross profit	14.4	59.2	97.2	(14.4)	156.4
Selling, general and administrative expenses	11.5	34.5	61.4	(14.4)	93.0
Operating income	2.9	24.7	35.8	—	63.4
Other income (expense)	(0.1)	(2.4)	(29.0)	—	(31.5)
Interest income (expense):
Interest expense	(15.8)	(17.4)	(11.1)	18.9	(25.4)
Interest income	15.8	3.0	2.3	(18.9)	2.2
	—	(14.4)	(8.8)	—	(23.2)
Income (loss) before income taxes	2.8	7.9	(2.0)	—	8.7
Income tax (provision) benefit	(1.0)	(0.2)	(4.3)	—	(5.5)
Equity in net income (loss) of subsidiaries	1.9	(5.8)	0.1	4.6	0.8
Net income (loss) including non-controlling interest	3.7	1.9	(6.2)	4.6	4.0
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	0.3	—	0.3
Net income (loss) applicable to Company common shareholders	$3.6	$1.9	$(6.5)	$4.6	$3.6
Comprehensive income (loss):
Net income (loss)	$3.7	$1.9	$(6.2)	$4.6	$4.0
Currency translation gain (loss)	(2.6)	(27.6)	(67.6)	—	(97.8)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	(6.5)	(43.2)	—	(49.7)
Comprehensive income (loss), net of tax	1.1	(32.2)	(117.0)	4.6	(143.5)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(3.3)	—	(3.3)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$1.1	$(32.2)	$(113.7)	$4.6	$(140.2)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 30, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	4.7	—	4.7
Gross profit	—	—	(4.7)	—	(4.7)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(4.7)	—	(4.7)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(4.7)	—	(4.7)
Income tax (provision) benefit	—	—	(1.0)	—	(1.0)
Equity in net income (loss) of subsidiaries	(5.7)	(5.7)	—	11.4	—
Net income (loss) including non-controlling interest	(5.7)	(5.7)	(5.7)	11.4	(5.7)
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) applicable to Company common shareholders	$(5.7)	$(5.7)	$(5.7)	$11.4	$(5.7)
Comprehensive income (loss):
Net income (loss)	$(5.7)	$(5.7)	$(5.7)	$11.4	$(5.7)
Currency translation gain (loss)	—	—	7.4	—	7.4
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(5.7)	(5.7)	1.7	11.4	1.7
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(5.7)	$(5.7)	$1.7	$11.4	$1.7

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 30, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(64.0)	$64.0	$—	$—
Intercompany	—	29.8	31.1	(60.9)	—
	—	(34.2)	95.1	(60.9)	—
Cost of sales	—	(28.9)	89.8	(60.9)	—
Gross profit	—	(5.3)	5.3	—	—
Selling, general and administrative expenses	—	(2.7)	2.7	—	—
Operating income	—	(2.6)	2.6	—	—
Other income (expense)	—	1.7	(1.7)	—	—
Interest income (expense):
Interest expense	—	—	(0.8)	0.8	—
Interest income	—	0.8	—	(0.8)	—
	—	0.8	(0.8)	—	—
Income (loss) before income taxes	—	(0.1)	0.1	—	—
Income tax (provision) benefit	—	0.1	(0.1)	—	—
Equity in net income (loss) of subsidiaries	—	—	0.6	(0.6)	—
Net income (loss) including non-controlling interest	—	—	0.6	(0.6)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) applicable to Company common shareholders	$—	$—	$0.6	$(0.6)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$0.6	$(0.6)	$—
Currency translation gain (loss)	—	1.2	(1.2)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	1.2	(0.6)	(0.6)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$1.2	$(0.6)	$(0.6)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 30, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(26.7)	$—	$(26.7)
Intercompany	—	—	—	—	—
	—	—	(26.7)	—	(26.7)
Cost of sales	—	—	(18.7)	—	(18.7)
Gross profit	—	—	(8.0)	—	(8.0)
Selling, general and administrative expenses	—	—	0.7	—	0.7
Operating income	—	—	(8.7)	—	(8.7)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(8.7)	—	(8.7)
Income tax (provision) benefit	—	—	2.4	—	2.4
Equity in net income (loss) of subsidiaries	(6.3)	(6.3)	—	12.6	—
Net income (loss) including non-controlling interest	(6.3)	(6.3)	(6.3)	12.6	(6.3)
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) applicable to Company common shareholders	$(6.3)	$(6.3)	$(6.3)	$12.6	$(6.3)
Comprehensive income (loss):
Net income (loss)	$(6.3)	$(6.3)	$(6.3)	$12.6	$(6.3)
Currency translation gain (loss)	(82.3)	(55.9)	2.3	138.2	2.3
Defined benefit plan adjustments, net of tax	0.2	0.2	—	(0.4)	—
Change in fair value of derivatives, net of tax	(49.5)	(43.0)	—	92.5	—
Comprehensive income (loss), net of tax	(137.9)	(105.0)	(4.0)	242.9	(4.0)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(137.9)	$(105.0)	$(4.0)	$242.9	$(4.0)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Three Fiscal Months Ended September 30, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$454.4	$1,036.7	$—	$1,491.1
Intercompany	14.4	29.8	46.8	(91.0)	—
	14.4	484.2	1,083.5	(91.0)	1,491.1
Cost of sales	—	430.3	993.7	(76.6)	1,347.4
Gross profit	14.4	53.9	89.8	(14.4)	143.7
Selling, general and administrative expenses	11.5	31.8	64.8	(14.4)	93.7
Operating income	2.9	22.1	25.0	—	50.0
Other income (expense)	(0.1)	(0.7)	(30.7)	—	(31.5)
Interest income (expense):
Interest expense	(15.8)	(17.4)	(11.9)	19.7	(25.4)
Interest income	15.8	3.8	2.3	(19.7)	2.2
	—	(13.6)	(9.6)	—	(23.2)
Income (loss) before income taxes	2.8	7.8	(15.3)	—	(4.7)
Income tax (provision) benefit	(1.0)	(0.1)	(3.0)	—	(4.1)
Equity in net income (loss) of subsidiaries	(10.1)	(17.8)	0.7	28.0	0.8
Net income (loss) including non-controlling interest	(8.3)	(10.1)	(17.6)	28.0	(8.0)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	0.3	—	0.3
Net income (loss) applicable to Company common shareholders	$(8.4)	$(10.1)	$(17.9)	$28.0	$(8.4)
Comprehensive income (loss):
Net income (loss)	$(8.3)	$(10.1)	$(17.6)	$28.0	$(8.0)
Currency translation gain (loss)	(84.9)	(82.3)	(59.1)	138.2	(88.1)
Defined benefit plan adjustments, net of tax	0.2	0.2	—	(0.4)	—
Change in fair value of derivatives, net of tax	(49.5)	(49.5)	(43.2)	92.5	(49.7)
Comprehensive income (loss), net of tax	(142.5)	(141.7)	(119.9)	258.3	(145.8)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(3.3)	—	(3.3)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(142.5)	$(141.7)	$(116.6)	$258.3	$(142.5)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 30, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,600.8	$2,896.8	$—	$4,497.6
Intercompany	42.2	—	38.7	(80.9)	—
	42.2	1,600.8	2,935.5	(80.9)	4,497.6
Cost of sales	—	1,397.9	2,640.4	(38.7)	3,999.6
Gross profit	42.2	202.9	295.1	(42.2)	498.0
Selling, general and administrative expenses	33.5	108.6	181.8	(42.2)	281.7
Operating income	8.7	94.3	113.3	—	216.3
Other income (expense)	(0.1)	(1.8)	(26.5)	—	(28.4)
Interest income (expense):			—
Interest expense	(47.1)	(55.4)	(32.4)	61.9	(73.0)
Interest income	52.6	9.0	6.5	(61.9)	6.2
	5.5	(46.4)	(25.9)	—	(66.8)
Income (loss) before income taxes	14.1	46.1	60.9	—	121.1
Income tax (provision) benefit	(5.2)	(18.4)	(18.5)	—	(42.1)
Equity in net income of subsidiaries	70.7	43.0	0.1	(111.6)	2.2
Net income including non-controlling interest	79.6	70.7	42.5	(111.6)	81.2
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to non-controlling interest	—	—	1.6	—	1.6
Net income applicable to Company common shareholders	$79.3	$70.7	$40.9	$(111.6)	$79.3
Comprehensive income (loss):
Net income (loss)	$79.6	$70.7	$42.5	$(111.6)	$81.2
Currency translation gain (loss)	(1.3)	(4.3)	(24.2)	—	(29.8)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	(6.5)	(63.2)	—	(69.7)
Comprehensive income (loss), net of tax	78.3	59.9	(44.9)	(111.6)	(18.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(1.4)	—	(1.4)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$78.3	$59.9	$(43.5)	$(111.6)	$(16.9)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 30, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	13.0	—	13.0
Gross profit	—	—	(13.0)	—	(13.0)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(13.0)	—	(13.0)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(13.0)	—	(13.0)
Income tax (provision) benefit	—	—	(1.2)	—	(1.2)
Equity in net income of subsidiaries	(14.2)	(14.2)	—	28.4	—
Net income including non-controlling interest	(14.2)	(14.2)	(14.2)	28.4	(14.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(14.2)	$(14.2)	$(14.2)	$28.4	$(14.2)
Comprehensive income (loss):
Net income (loss)	$(14.2)	$(14.2)	$(14.2)	$28.4	$(14.2)
Currency translation gain (loss)	—	—	4.9	—	4.9
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(14.2)	(14.2)	(9.3)	28.4	(9.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(14.2)	$(14.2)	$(9.3)	$28.4	$(9.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 30, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(166.1)	$166.1	$—	$—
Intercompany	—	84.9	118.7	(203.6)	—
	—	(81.2)	284.8	(203.6)	—
Cost of sales	—	(64.7)	268.3	(203.6)	—
Gross profit	—	(16.5)	16.5	—	—
Selling, general and administrative expenses	—	(8.9)	8.9	—	—
Operating income	—	(7.6)	7.6	—	—
Other income (expense)	—	0.8	(0.8)	—	—
Interest income (expense):
Interest expense	—	—	(2.3)	2.3	—
Interest income	—	2.3	—	(2.3)	—
	—	2.3	(2.3)	—	—
Income (loss) before income taxes	—	(4.5)	4.5	—	—
Income tax (provision) benefit	—	1.5	(1.5)	—	—
Equity in net income of subsidiaries	—	3.0	1.9	(4.9)	—
Net income including non-controlling interest	—	—	4.9	(4.9)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$4.9	$(4.9)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$4.9	$(4.9)	$—
Currency translation gain (loss)	—	5.2	(5.2)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	5.2	(0.3)	(4.9)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$5.2	$(0.3)	$(4.9)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 30, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(35.3)	$—	$(35.3)
Intercompany	—	—	—	—	—
	—	—	(35.3)	—	(35.3)
Cost of sales	—	—	(26.4)	—	(26.4)
Gross profit	—	—	(8.9)	—	(8.9)
Selling, general and administrative expenses	—	—	1.5	—	1.5
Operating income	—	—	(10.4)	—	(10.4)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(10.4)	—	(10.4)
Income tax (provision) benefit	—	—	2.0	—	2.0
Equity in net income of subsidiaries	(7.4)	(7.4)	—	14.8	—
Net income including non-controlling interest	(7.4)	(7.4)	(8.4)	14.8	(8.4)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	(1.0)	—	(1.0)
Net income applicable to Company common shareholders	$(7.4)	$(7.4)	$(7.4)	$14.8	$(7.4)
Comprehensive income (loss):
Net income (loss)	$(7.4)	$(7.4)	$(8.4)	$14.8	$(8.4)
Currency translation gain (loss)	(20.1)	(21.0)	1.6	41.1	1.6
Defined benefit plan adjustments, net of tax	0.9	0.9	—	(1.8)	—
Change in fair value of derivatives, net of tax	(69.5)	(63.0)	—	132.5	—
Comprehensive income (loss), net of tax	(96.1)	(90.5)	(6.8)	186.6	(6.8)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(1.0)	—	(1.0)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(96.1)	$(90.5)	$(5.8)	$186.6	$(5.8)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss)
Nine Fiscal Months Ended September 30, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,434.7	$3,027.6	$—	$4,462.3
Intercompany	42.2	84.9	157.4	(284.5)	—
	42.2	1,519.6	3,185.0	(284.5)	4,462.3
Cost of sales	—	1,333.2	2,895.3	(242.3)	3,986.2
Gross profit	42.2	186.4	289.7	(42.2)	476.1
Selling, general and administrative expenses	33.5	99.7	192.2	(42.2)	283.2
Operating income	8.7	86.7	97.5	—	192.9
Other income (expense)	(0.1)	(1.0)	(27.3)	—	(28.4)
Interest income (expense):
Interest expense	(47.1)	(55.4)	(34.7)	64.2	(73.0)
Interest income	52.6	11.3	6.5	(64.2)	6.2
	5.5	(44.1)	(28.2)	—	(66.8)
Income (loss) before income taxes	14.1	41.6	42.0	—	97.7
Income tax (provision) benefit	(5.2)	(16.9)	(19.2)	—	(41.3)
Equity in net income of subsidiaries	49.1	24.4	2.0	(73.3)	2.2
Net income including non-controlling interest	58.0	49.1	24.8	(73.3)	58.6
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to non-controlling interest	—	—	0.6	—	0.6
Net income applicable to Company common shareholders	$57.7	$49.1	$24.2	$(73.3)	$57.7
Comprehensive income (loss):
Net income (loss)	$58.0	$49.1	$24.8	$(73.3)	$58.6
Currency translation gain (loss)	(21.4)	(20.1)	(22.9)	41.1	(23.3)
Defined benefit plan adjustments, net of tax	0.9	0.9	—	(1.8)	—
Change in fair value of derivatives, net of tax	(69.5)	(69.5)	(63.2)	132.5	(69.7)
Comprehensive income (loss), net of tax	(32.0)	(39.6)	(61.3)	98.5	(34.4)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(2.4)	—	(2.4)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(32.0)	$(39.6)	$(58.9)	$98.5	$(32.0)

Tables of Contents

Condensed Balance Sheets
September 28, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$394.5	$28.9	$462.1	$—	$885.5
Receivables, net of allowances	—	376.9	941.1	—	1,318.0
Inventories, net	—	498.9	737.2	—	1,236.1
Deferred income taxes	—	23.8	10.6	—	34.4
Prepaid expenses and other	2.9	21.2	92.3	—	116.4
Total current assets	397.4	949.7	2,243.3	—	3,590.4
Property, plant and equipment, net	0.3	254.4	832.6	—	1,087.3
Deferred income taxes	—	1.9	24.4	—	26.3
Intercompany accounts	1,463.5	387.9	46.2	(1,897.6)	—
Investment in subsidiaries	1,108.2	1,382.2	—	(2,490.4)	—
Goodwill	—	0.8	169.5	—	170.3
Intangible assets, net	—	9.0	175.7	—	184.7
Unconsolidated affiliated companies	—	13.8	5.9	—	19.7
Other non-current assets	17.5	26.1	26.3	—	69.9
Total assets	$2,986.9	$3,025.8	$3,523.9	$(4,388.0)	$5,148.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$149.4	$852.5	$—	$1,001.9
Accrued liabilities	8.6	138.2	265.8	—	412.6
Current portion of long-term debt	10.6	—	220.7	—	231.3
Total current liabilities	19.2	287.6	1,339.0	—	1,645.8
Long-term debt	1,429.6	—	36.2	—	1,465.8
Deferred income taxes	152.2	2.6	123.4	—	278.2
Intercompany accounts	—	1,509.7	387.9	(1,897.6)	—
Other liabilities	1.1	117.7	137.2	—	256.0
Total liabilities	1,602.1	1,917.6	2,023.7	(1,897.6)	3,645.8
Total Company shareholders’ equity	1,384.8	1,108.2	1,382.2	(2,490.4)	1,384.8
Non-controlling interest	—	—	118.0	—	118.0
Total liabilities and equity	$2,986.9	$3,025.8	$3,523.9	$(4,388.0)	$5,148.6

Tables of Contents

Condensed Balance Sheets
September 28, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$(16.7)	$16.7	$—	$—
Receivables, net of allowances	—	(78.8)	78.8	—	—
Inventories, net	—	(53.9)	53.9	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(2.9)	2.9	—	—
Total current assets	—	(152.5)	152.5	—	—
Property, plant and equipment, net	—	(33.3)	33.3	—	—
Deferred income taxes	—	(1.9)	1.9	—	—
Intercompany accounts	—	78.5	8.4	(86.9)	—
Investment in subsidiaries	—	8.4	—	(8.4)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	(2.6)	2.6	—	—
Unconsolidated affiliated companies	—	(6.3)	6.3	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(109.7)	$205.0	$(95.3)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(22.8)	$22.8	$—	$—
Accrued liabilities	—	(51.1)	51.1	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(73.9)	73.9	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(24.3)	111.2	(86.9)	—
Other liabilities	—	(11.5)	11.5	—	—
Total liabilities	—	(109.7)	196.6	(86.9)	—
Total Company shareholders’ equity	—	—	8.4	(8.4)	—
Non-controlling interest	—	—	—	—	—
Total liabilities and equity	$—	$(109.7)	$205.0	$(95.3)	$—

Tables of Contents

Condensed Balance Sheets
September 28, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.9)	—	(6.9)
Inventories, net	—	—	38.3	—	38.3
Deferred income taxes	—	—	0.4	—	0.4
Prepaid expenses and other	—	—	1.7	—	1.7
Total current assets	—	—	33.5	—	33.5
Property, plant and equipment, net	—	—	(5.8)	—	(5.8)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(23.2)	(23.2)	—	46.4	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(23.2)	$(23.2)	$30.4	$46.4	$30.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	52.4	—	52.4
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	52.4	—	52.4
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	2.1	—	2.1
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	54.5	—	54.5
Total Company shareholders’ equity	(23.2)	(23.2)	(23.2)	46.4	(23.2)
Non-controlling interest	—	—	(0.9)	—	(0.9)
Total liabilities and equity	$(23.2)	$(23.2)	$30.4	$46.4	$30.4

Tables of Contents

Condensed Balance Sheets
September 28, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$394.5	$12.2	$478.8	$—	$885.5
Receivables, net of allowances	—	298.1	1,013.0	—	1,311.1
Inventories, net	—	445.0	829.4	—	1,274.4
Deferred income taxes	—	23.6	11.2	—	34.8
Prepaid expenses and other	2.9	18.3	96.9	—	118.1
Total current assets	397.4	797.2	2,429.3	—	3,623.9
Property, plant and equipment, net	0.3	221.1	860.1	—	1,081.5
Deferred income taxes	—	—	26.3	—	26.3
Intercompany accounts	1,463.5	466.4	54.6	(1,984.5)	—
Investment in subsidiaries	1,085.0	1,367.4	—	(2,452.4)	—
Goodwill	—	0.8	172.7	—	173.5
Intangible assets, net	—	6.4	178.1	—	184.5
Unconsolidated affiliated companies	—	7.5	11.9	—	19.4
Other non-current assets	17.5	26.1	26.3	—	69.9
Total assets	$2,963.7	$2,892.9	$3,759.3	$(4,436.9)	$5,179.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$126.6	$875.3	$—	$1,001.9
Accrued liabilities	8.6	87.1	369.3	—	465.0
Current portion of long-term debt	10.6	—	220.7	—	231.3
Total current liabilities	19.2	213.7	1,465.3	—	1,698.2
Long-term debt	1,429.6	—	36.2	—	1,465.8
Deferred income taxes	152.2	2.6	125.5	—	280.3
Intercompany accounts	—	1,485.4	499.1	(1,984.5)	—
Other liabilities	1.1	106.2	148.7	—	256.0
Total liabilities	1,602.1	1,807.9	2,274.8	(1,984.5)	3,700.3
Total Company shareholders’ equity	1,361.6	1,085.0	1,367.4	(2,452.4)	1,361.6
Non-controlling interest	—	—	117.1	—	117.1
Total liabilities and equity	$2,963.7	$2,892.9	$3,759.3	$(4,436.9)	$5,179.0

Tables of Contents

Condensed Balance Sheets
December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Non-controlling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Tables of Contents

Condensed Balance Sheets
December 31, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories	—	—	(43.2)	—	(43.2)
Deferred income taxes	—	—	(0.2)	—	(0.2)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(43.4)	—	(43.4)
Property, plant and equipment, net	—	—	(4.8)	—	(4.8)
Deferred income taxes	—	—	(2.4)	—	(2.4)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(49.1)	(47.2)	—	96.3	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	1.9	(0.2)	—	2.8
Total liabilities	1.1	1.9	(0.2)	—	2.8
Total Company shareholders’ equity	(50.2)	(49.1)	(47.2)	96.3	(50.2)
Non-controlling interest	—	—	—	—	—
Total liabilities and equity	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)

Tables of Contents

Condensed Balance Sheets
December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$(3.9)	$3.9	$—	$—
Receivables, net of allowances	—	(42.9)	42.9	—	—
Inventories	—	(43.2)	43.2	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(2.0)	2.0	—	—
Total current assets	—	(92.2)	92.2	—	—
Property, plant and equipment, net	—	(9.5)	9.5	—	—
Deferred income taxes	—	(1.9)	1.9	—	—
Intercompany accounts	—	17.6	(3.2)	(14.4)	—
Investment in subsidiaries	—	0.1	—	(0.1)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(5.4)	5.4	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(91.3)	$105.8	$(14.5)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(6.9)	$6.9	$—	$—
Accrued liabilities	—	(34.0)	34.0	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(40.9)	40.9	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(32.0)	46.4	(14.4)	—
Other liabilities	—	(18.4)	18.4	—	—
Total liabilities	—	(91.3)	105.7	(14.4)	—
Total Company shareholders’ equity	—	—	0.1	(0.1)	—
Non-controlling interest	—	—	—	—	—
Total liabilities and equity	$—	$(91.3)	$105.8	$(14.5)	$—

Tables of Contents

Condensed Balance Sheets
December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.2)	—	(6.2)
Inventories	—	—	58.2	—	58.2
Deferred income taxes	—	—	0.5	—	0.5
Prepaid expenses and other	—	—	2.8	—	2.8
Total current assets	—	—	55.3	—	55.3
Property, plant and equipment, net	—	—	(5.3)	—	(5.3)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(23.0)	(23.0)	—	46.0	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.1)	—	(0.1)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(23.0)	$(23.0)	$52.9	$46.0	$52.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	78.5	—	78.5
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	78.5	—	78.5
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.8)	—	(1.8)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	76.7	—	76.7
Total Company shareholders’ equity	(23.0)	(23.0)	(23.0)	46.0	(23.0)
Non-controlling interest	—	—	(0.8)	—	(0.8)
Total liabilities and equity	$(23.0)	$(23.0)	$52.9	$46.0	$52.9

Tables of Contents

Condensed Balance Sheets
December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$8.5	$425.5	$—	$434.1
Receivables, net of allowances	—	204.1	870.6	—	1,074.7
Inventories	—	393.1	850.6	—	1,243.7
Deferred income taxes	—	25.2	18.5	—	43.7
Prepaid expenses and other	1.8	21.5	79.5	—	102.8
Total current assets	1.9	652.4	2,244.7	—	2,899.0
Property, plant and equipment, net	0.4	176.8	841.3	—	1,018.5
Deferred income taxes	—	—	16.2	—	16.2
Intercompany accounts	1,210.4	396.0	36.9	(1,643.3)	—
Investment in subsidiaries	1,075.0	1,304.2	—	(2,379.2)	—
Goodwill	—	0.8	170.6	—	171.4
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	7.2	11.1	—	18.3
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$93.2	$853.3	$—	$946.5
Accrued liabilities	6.4	68.8	423.3	—	498.5
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	162.0	1,422.8	—	1,601.3
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	76.9	—	198.2
Intercompany accounts	—	1,218.5	424.8	(1,643.3)	—
Other liabilities	1.1	91.8	153.0	—	245.9
Total liabilities	970.5	1,489.1	2,121.7	(1,643.3)	2,938.0
Total Company shareholders’ equity	1,325.4	1,075.0	1,304.2	(2,379.2)	1,325.4
Non-controlling interest	—	—	112.5	—	112.5
Total liabilities and equity	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 28, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$37.3	$13.9	$31.0	$—	$82.2
Cash flows of investing activities:
Capital expenditures	—	(18.4)	(71.6)	—	(90.0)
Proceeds from properties sold	—	0.2	4.2	—	4.4
Acquisitions, net of cash acquired	—	(172.6)	(6.9)	—	(179.5)
Other	—	(45.8)	45.7	—	(0.1)
Net cash flows of investing activities	—	(236.6)	(28.6)	—	(265.2)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(242.7)	272.9	(30.2)	—	—
Proceeds from other debt	—	692.4	571.9	—	1,264.3
Repayments of other debt	—	(727.3)	(512.5)	—	(1,239.8)
Issuance of long-term debt	600.0	—	—	—	600.0
Dividends paid to non-controlling interest	—	—	(2.3)	—	(2.3)
Purchase of treasury shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	356.0	238.0	26.9	—	620.9
Effect of exchange rate changes on cash and cash equivalents	1.1	1.2	11.2	—	13.5
Increase (decrease) in cash and cash equivalents	394.4	16.5	40.5	—	451.4
Cash and cash equivalents – beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents – end of period	$394.5	$28.9	$462.1	$—	$885.5

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 28, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$(6.3)	$6.3	$—	$—
Cash flows of investing activities:
Capital expenditures	—	0.7	(0.7)	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	56.2	(56.2)	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	56.9	(56.9)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(63.0)	63.0	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(63.0)	63.0	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	0.4	—	—
Increase (decrease) in cash and cash equivalents	—	(12.8)	12.8	—	—
Cash and cash equivalents – beginning of period	—	(3.9)	3.9	—	—
Cash and cash equivalents – end of period	$—	$(16.7)	$16.7	$—	$—

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 28, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(0.2)	$—	$(0.2)
Cash flows of investing activities:
Capital expenditures	—	—	0.2	—	0.2
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	—	0.2	—	0.2
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents – beginning of period	—	—	—	—	—
Cash and cash equivalents – end of period	$—	$—	$—	$—	$—

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 28, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$37.3	$7.6	$37.1	$—	$82.0
Cash flows of investing activities:
Capital expenditures	—	(17.7)	(72.1)	—	(89.8)
Proceeds from properties sold	—	0.2	4.2	—	4.4
Acquisitions, net of cash acquired	—	(116.4)	(63.1)	—	(179.5)
Other	—	(45.8)	45.7	—	(0.1)
Net cash flows of investing activities	—	(179.7)	(85.3)	—	(265.0)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(242.7)	209.9	32.8	—	—
Proceeds from other debt	—	692.4	571.9	—	1,264.3
Repayments of other debt	—	(727.3)	(512.5)	—	(1,239.8)
Issuance of long-term debt	600.0	—	—	—	600.0
Dividends paid to non-controlling interest	—	—	(2.3)	—	(2.3)
Purchase of treasury shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	356.0	175.0	89.9	—	620.9
Effect of exchange rate changes on cash and cash equivalents	1.1	0.8	11.6	—	13.5
Increase (decrease) in cash and cash equivalents	394.4	3.7	53.3	—	451.4
Cash and cash equivalents – beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents – end of period	$394.5	$12.2	$478.8	$—	$885.5

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 30, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$27.5	$9.7	$(76.4)	$—	$(39.2)
Cash flows of investing activities:
Capital expenditures	(0.2)	(14.5)	(71.5)	—	(86.2)
Proceeds from properties sold	—	0.1	2.8	—	2.9
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(16.9)	17.6	—	0.7
Net cash flows of investing activities	(0.2)	(31.3)	(51.1)	—	(82.6)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(58.1)	8.9	49.2	—	—
Proceeds from other debt	—	687.6	518.8	—	1,206.4
Repayments of other debt	—	(666.7)	(467.5)	—	(1,134.2)
Dividends paid to non-controlling interests	—	—	(3.8)	—	(3.8)
Proceeds from exercise of stock options	1.2	—	—	—	1.2
Net cash flows of financing activities	(56.2)	29.8	96.7	—	70.3
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	10.0	—	9.4
Increase (decrease) in cash and cash equivalents	(28.9)	7.6	(20.8)	—	(42.1)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$15.6	$400.9	$—	$416.6

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 30, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$11.8	$(11.8)	$—	$—
Cash flows of investing activities:
Capital expenditures	—	0.5	(0.5)	—	—
Proceeds from properties sold	—	(0.1)	0.1	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	0.1	(0.1)	—	—
Net cash flows of investing activities	—	0.5	(0.5)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(24.6)	24.6	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(24.6)	24.6	—	—
Effect of exchange rate changes on cash and cash equivalents	—	0.6	(0.6)	—	—
Increase (decrease) in cash and cash equivalents	—	(11.7)	11.7	—	—
Cash and cash equivalents - beginning of period	—	—	—	—	—
Cash and cash equivalents - end of period	$—	$(11.7)	$11.7	$—	$—

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 30, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$0.7	$—	$0.7
Cash flows of investing activities:
Capital expenditures	—	—	0.1	—	0.1
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	(0.8)	—	(0.8)
Net cash flows of investing activities	—	—	(0.7)	—	(0.7)
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents - beginning of period	—	—	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—	$—	$—

Tables of Contents

Condensed Statements of Cash Flows
Nine Fiscal Months Ended September 30, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$27.5	$21.5	$(87.5)	$—	$(38.5)
Cash flows of investing activities:
Capital expenditures	(0.2)	(14.0)	(71.9)	—	(86.1)
Proceeds from properties sold	—	—	2.9	—	2.9
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(16.8)	16.7	—	(0.1)
Net cash flows of investing activities	(0.2)	(30.8)	(52.3)	—	(83.3)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(58.1)	(15.7)	73.8	—	—
Proceeds from other debt	—	687.6	518.8	—	1,206.4
Repayments of other debt	—	(666.7)	(467.5)	—	(1,134.2)
Dividends paid to non-controlling interests	—	—	(3.8)	—	(3.8)
Proceeds from exercise of stock options	1.2	—	—	—	1.2
Net cash flows of financing activities	(56.2)	5.2	121.3	—	70.3
Effect of exchange rate changes on cash and cash equivalents	—	—	9.4	—	9.4
Increase (decrease) in cash and cash equivalents	(28.9)	(4.1)	(9.1)	—	(42.1)
Cash and cash equivalents - beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents - end of period	$0.1	$3.9	$412.6	$—	$416.6

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
New Accounting Pronouncements
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2011 Amended Annual Report on Form 10-K/A. In the nine months ended September 28, 2012, there have been no significant changes to these policies. In the nine months ended September 28, 2012, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011:

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

Tables of Contents

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of operations. The amendments in this ASU are required to be applied prospectively and are effective for reporting periods beginning after December 15, 2012. The adoption of this ASU will not have any impact on the Company's consolidated financial statements other than revising the presentation relating to items reclassified from accumulated other comprehensive income to the statement of operations and comprehensive income (loss).
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
23.     Restatement of Condensed Consolidated Financial Statements
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three and nine fiscal months ended September 30, 2011 and overstated inventory balances as of December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
The Company also identified the following additional errors:

•	The Company incorrectly recorded foreign currency adjustments related to certain intercompany transactions between the Company's U.S. and Canadian subsidiaries.

•	The Company also made erroneous foreign currency adjustments related to inventory and property, plant and equipment within the Company's Mexican subsidiary.
As a result, the Company restated its previously issued consolidated financial statements and the quarterly operating results (unaudited), included in its Amendment No. 1 to the Company's 2011 Annual Report on Form 10-K/A, and the previously issued consolidated financial statements included in its Amendment No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012 filed on March 1, 2013.
The Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2012 filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”) and this Amendment No. 2 on its Quarterly Report on Form 10-Q/A (the “Amended Quarterly Report on Form10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2011, the restated Condensed Consolidated

Statement of Cash Flows for the nine months ended September 30, 2011 and the restated Condensed Consolidated Balance Sheet as of December 31, 2011. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to certain accounting errors, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) value added tax ("VAT") assets, the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim financial statements as of, and for, the three fiscal months ended March 29, 2013 should no longer be relied upon and the Company corrected these errors within the accompanying restated condensed consolidated financial statements. In addition, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements (the “Other Adjustments”). The condensed consolidated financial statements restatement for the bill and hold, VAT and Other Adjustments is referred to as “Restatement No. 2”.
As a result of the remediation efforts related to previously disclosed internal control deficiencies, subsequent to the Original Filing, the Company undertook an evaluation to reexamine its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects. "Bill and hold" sales generally are sales meeting specified criteria under U.S. generally accepted accounting principles ("GAAP") to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery. As a result of this review, the Company identified instances where the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. See the columns labeled “Brazil Bill and Hold” within the tables below for the effects of correcting this error by financial statement line item.
As a result of the remediation efforts related to the previously disclosed internal control deficiencies, subsequent to the Original Filing, the Company undertook an evaluation to determine whether certain recorded VAT assets in Brazil associated with the inventory theft and related accounting errors were recoverable. Based on its evaluation, the Company determined that it will not recover VAT assets that were previously recognized from 2008 through 2012. In addition, the Company has recorded associated interest. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. See the columns labeled “Brazil VAT” within the tables below for the effects of correcting this error by financial statement line item.
As noted above, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements; the most significant of which are described below:
The Company’s subsidiary in Spain did not properly record a valuation allowance against certain tax assets. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of September 28, 2012, the noncurrent deferred income tax liability was understated by $3.5 million. For the three and nine months ended September 28, 2012, income tax provision was understated by $3.5 million.
The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of September 28, 2012 and December 31, 2011, property, plant and equipment, net were overstated by $2.6 million and $2.0 million, respectively. For the three and nine months ended September 28, 2012 cost of sales was understated by $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2011 cost of sales was understated by $0.1 million and $0.4 million, respectively.
The Company did not properly adjust certain receivables allowances. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of September 28, 2012 and December 31, 2011, receivables, net of allowances were overstated by $2.1 million.
The Company’s subsidiary in Thailand incorrectly recorded items which should have been expensed, as capitalized costs included in property, plant and equipment, net. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of September 28, 2012 and December 31, 2011, property, plant and equipment, net were overstated by $0.7 million. For the three and nine months ended September 28, 2012, cost of sales were understated (overstated) by ($0.1) million. For the three and nine months ended September 30, 2011, cost of sales were understated (overstated) by $0.0 million and ($0.2), respectively.

The Company’s subsidiary in Angola incorrectly recorded selling, general and administrative expenses as a deduction from net sales. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. For the three and nine months ended September 28, 2012, net sales and selling, general and administrative expenses were understated by $1.7 million and $4.4 million, respectively. For the three and nine months ended September 30, 2011, net sales and selling, general and administrative expenses were understated by $0.8 million and $1.7 million, respectively. There was no impact to income before income taxes or to net income attributable to Company common shareholders in any of the periods.
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
The following tables present the effects of Restatement No. 1 and Restatement No. 2 on each line item of the Company's previously issued condensed consolidated financial statements as of September 28, 2012 and December 31, 2011 and for the three and nine months ended September 28, 2012 and September 30, 2011.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended September 28, 2012 filed by the Company on March 1, 2013.

	Three Fiscal Months Ended September 28, 2012
(in millions, except per share data)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Net sales	$1,500.6	$—	$10.4	$1.6	$12.0	$1,512.6
Cost of sales	1,337.6	0.8	7.5	1.3	9.6	1,347.2
Gross profit	163.0	(0.8)	2.9	0.3	2.4	165.4
Selling, general and administrative expenses	93.5	—	—	1.7	1.7	95.2
Operating income	69.5	(0.8)	2.9	(1.4)	0.7	70.2
Income before income taxes	55.1	(0.8)	2.9	(1.4)	0.7	55.8
Income tax (provision) benefit	(73.8)	—	(1.0)	(2.0)	(3.0)	(76.8)
Net income (loss) including noncontrolling interest	(18.2)	(0.8)	1.9	(3.4)	(2.3)	(20.5)
Net income (loss) attributable to Company common shareholders	(20.6)	(0.8)	1.9	(3.4)	(2.3)	(22.9)
Comprehensive income (loss):
Net income (loss)	(18.2)	(0.8)	1.9	(3.4)	(2.3)	(20.5)
Currency translation gain (loss)	20.8	0.1	—	(0.1)	—	20.8
Comprehensive income (loss), net of tax	6.7	(0.7)	1.9	(3.5)	(2.3)	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	3.4	(0.7)	1.9	(3.5)	(2.3)	1.1
Earnings (loss) per common share - basic	(0.41)	(0.01)	0.03	(0.07)	(0.05)	(0.46)
Earnings (loss) per common share - assuming dilution	(0.41)	(0.01)	0.03	(0.07)	(0.05)	(0.46)

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the nine months ended September 28, 2012 filed by the Company on March 1, 2013.

	Nine Fiscal Months Ended September 28, 2012
(in millions, except per share data)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Net sales	$4,411.2	$—	$19.3	$6.8	$26.1	$4,437.3
Cost of sales	3,930.2	1.5	15.0	2.4	18.9	3,949.1
Gross profit	481.0	(1.5)	4.3	4.4	7.2	488.2
Selling, general and administrative expenses	291.7	—	—	4.4	4.4	296.1
Operating income	189.3	(1.5)	4.3	—	2.8	192.1
Income before income taxes	121.6	(1.5)	4.3	—	2.8	124.4
Income tax (provision) benefit	(95.7)	—	(1.5)	(2.6)	(4.1)	(99.8)
Net income (loss) including noncontrolling interest	26.9	(1.5)	2.8	(2.6)	(1.3)	25.6
Net income attributable to non-controlling interest	5.7	—	—	(0.1)	(0.1)	5.6
Net income (loss) attributable to Company common shareholders	20.9	(1.5)	2.8	(2.5)	(1.2)	19.7
Comprehensive income (loss):
Net income (loss)	26.9	(1.5)	2.8	(2.6)	(1.3)	25.6
Currency translation gain (loss)	3.0	1.0	0.2	(0.2)	1.0	4.0
Comprehensive income (loss), net of tax	34.5	(0.5)	3.0	(2.8)	(0.3)	34.2
Comprehensive income (loss) attributable to non-controlling interest, net of tax	7.0	—	—	(0.1)	(0.1)	6.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	27.5	(0.5)	3.0	(2.7)	(0.2)	27.3
Earnings (loss) per common share - basic	0.42	(0.03)	0.06	(0.05)	(0.02)	0.40
Earnings (loss) per common share - assuming dilution	0.41	(0.03)	0.06	(0.05)	(0.02)	0.39

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended September 30, 2011 filed by the Company on November 3, 2011. The “Restatement #1” column corresponds to Form 10-Q for the three months ended September 28, 2012 filed by the Company on March 1, 2013.

	Three Fiscal Months Ended September 30, 2011
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$1,517.8	$—	$1,517.8	$—	$(27.4)	$0.7	$(26.7)	$1,491.1
Cost of sales	1,361.4	4.7	1,366.1	1.2	(22.7)	2.8	(18.7)	1,347.4
Gross profit	156.4	(4.7)	151.7	(1.2)	(4.7)	(2.1)	(8.0)	143.7
Selling, general and administrative expenses	93.0	—	93.0	—	—	0.7	0.7	93.7
Operating income	63.4	(4.7)	58.7	(1.2)	(4.7)	(2.8)	(8.7)	50.0
Income before income taxes	8.7	(4.7)	4.0	(1.2)	(4.7)	(2.8)	(8.7)	(4.7)
Income tax (provision) benefit	(5.5)	(1.0)	(6.5)	—	1.6	0.8	2.4	(4.1)
Net income (loss) including noncontrolling interest	4.0	(5.7)	(1.7)	(1.2)	(3.1)	(2.0)	(6.3)	(8.0)
Net income (loss) attributable to Company common shareholders	3.6	(5.7)	(2.1)	(1.2)	(3.1)	(2.0)	(6.3)	(8.4)
Comprehensive income (loss):
Net income (loss)	4.0	(5.7)	(1.7)	(1.2)	(3.1)	(2.0)	(6.3)	(8.0)
Currency translation gain (loss)	(97.8)	7.4	(90.4)	1.8	0.5	—	2.3	(88.1)
Comprehensive income (loss), net of tax	(143.5)	1.7	(141.8)	0.6	(2.6)	(2.0)	(4.0)	(145.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(140.2)	1.7	(138.5)	0.6	(2.6)	(2.0)	(4.0)	(142.5)
Earnings (loss) per common share - basic	0.07	(0.11)	(0.04)	(0.02)	(0.06)	(0.04)	(0.12)	(0.16)
Earnings (loss) per common share - assuming dilution	0.07	(0.11)	(0.04)	(0.02)	(0.06)	(0.04)	(0.12)	(0.16)

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the nine months ended September 30, 2011 filed by the Company on November 3, 2011. The “Restatement #1” column corresponds to Form 10-Q for the nine months ended September 28, 2012 filed by the Company on March 1, 2013.

	Nine Fiscal Months Ended September 30, 2011
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$4,497.6	$—	$4,497.6	$—	$(37.0)	$1.7	$(35.3)	$4,462.3
Cost of sales	3,999.6	13.0	4,012.6	2.3	(31.1)	2.4	(26.4)	3,986.2
Gross profit	498.0	(13.0)	485.0	(2.3)	(5.9)	(0.7)	(8.9)	476.1
Selling, general and administrative expenses	281.7	—	281.7	—	—	1.5	1.5	283.2
Operating income	216.3	(13.0)	203.3	(2.3)	(5.9)	(2.2)	(10.4)	192.9
Income before income taxes	121.1	(13.0)	108.1	(2.3)	(5.9)	(2.2)	(10.4)	97.7
Income tax (provision) benefit	(42.1)	(1.2)	(43.3)	—	2.0	—	2.0	(41.3)
Net income (loss) including noncontrolling interest	81.2	(14.2)	67.0	(2.3)	(3.9)	(2.2)	(8.4)	58.6
Net income attributable to non-controlling interest	1.6	—	1.6	—	—	(1.0)	(1.0)	0.6
Net income (loss) attributable to Company common shareholders	79.3	(14.2)	65.1	(2.3)	(3.9)	(1.2)	(7.4)	57.7
Comprehensive income (loss):
Net income (loss)	81.2	(14.2)	67.0	(2.3)	(3.9)	(2.2)	(8.4)	58.6
Currency translation gain (loss)	(29.8)	4.9	(24.9)	1.2	0.5	(0.1)	1.6	(23.3)
Comprehensive income (loss), net of tax	(18.3)	(9.3)	(27.6)	(1.1)	(3.4)	(2.3)	(6.8)	(34.4)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(1.4)	—	(1.4)	—	—	(1.0)	(1.0)	(2.4)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(16.9)	(9.3)	(26.2)	(1.1)	(3.4)	(1.3)	(5.8)	(32.0)
Earnings (loss) per common share - basic	1.52	(0.27)	1.25	(0.04)	(0.08)	(0.02)	(0.14)	1.11
Earnings (loss) per common share - assuming dilution	1.47	(0.26)	1.21	(0.04)	(0.08)	(0.02)	(0.14)	1.07

Condensed Consolidated Balance Sheet:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the nine months ended September 28, 2012 filed by the Company on March 1, 2013.

	September 28, 2012
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Assets
Receivables, net of allowances	$1,318.0	$(4.3)	$—	$(2.6)	$(6.9)	$1,311.1
Inventories, net	1,236.1	—	38.3	—	38.3	1,274.4
Deferred income taxes	34.4	—	—	0.4	0.4	34.8
Prepaid expenses and other	116.4	—	1.6	0.1	1.7	118.1
Total current assets	3,590.4	(4.3)	39.9	(2.1)	33.5	3,623.9
Property, plant and equipment, net	1,087.3	—	—	(5.8)	(5.8)	1,081.5
Goodwill	170.3	—	—	3.2	3.2	173.5
Intangible assets, net	184.7	—	—	(0.2)	(0.2)	184.5
Uncondensed consolidated affiliated companies	19.7	—	—	(0.3)	(0.3)	19.4
Total assets	5,148.6	(4.3)	39.9	(5.2)	30.4	5,179.0
Liabilities
Accrued liabilities	412.6	8.2	45.2	(1.0)	52.4	465.0
Total current liabilities	1,645.8	8.2	45.2	(1.0)	52.4	1,698.2
Deferred income taxes	278.2	—	(0.7)	2.8	2.1	280.3
Total Liabilities	3,645.8	8.2	44.5	1.8	54.5	3,700.3
Equity
Retained earnings	933.7	(13.8)	(5.6)	(6.4)	(25.8)	907.9
Accumulated other comprehensive income (loss)	(92.7)	1.3	1.0	0.3	2.6	(90.1)
Total Company shareholders' equity	1,384.8	(12.5)	(4.6)	(6.1)	(23.2)	1,361.6
Noncontrolling interest	118.0	—	—	(0.9)	(0.9)	117.1
Total equity	1,502.8	(12.5)	(4.6)	(7.0)	(24.1)	1,478.7
Total liabilities and equity	5,148.6	(4.3)	39.9	(5.2)	30.4	5,179.0

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2011filed by the Company on February 23, 2012. The “Restatement #1” column corresponds to Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.

	December 31, 2011
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Assets
Receivables, net of allowances	$1,080.9	$—	$1,080.9	$(3.7)	$—	$(2.5)	$(6.2)	$1,074.7
Inventories, net	1,228.7	(43.2)	1,185.5	—	56.4	1.8	58.2	1,243.7
Deferred income taxes	43.4	(0.2)	43.2	—	—	0.5	0.5	43.7
Prepaid expenses and other	100.0	—	100.0	—	2.8	—	2.8	102.8
Total current assets	2,887.1	(43.4)	2,843.7	(3.7)	59.2	(0.2)	55.3	2,899.0
Property, plant and equipment, net	1,028.6	(4.8)	1,023.8	—	—	(5.3)	(5.3)	1,018.5
Deferred income taxes	18.6	(2.4)	16.2	—	—	—	—	16.2
Goodwill	164.9	3.2	168.1	—	—	3.3	3.3	171.4
Intangible assets, net	181.6	—	181.6	—	—	(0.1)	(0.1)	181.5
Uncondensed consolidated affiliated companies	18.6	—	18.6	—	—	(0.3)	(0.3)	18.3
Total assets	4,370.4	(47.4)	4,323.0	(3.7)	59.2	(2.6)	52.9	4,375.9
Liabilities
Accrued liabilities	420.0	—	420.0	8.3	68.0	2.2	78.5	498.5
Total current liabilities	1,522.8	—	1,522.8	8.3	68.0	2.2	78.5	1,601.3
Deferred income taxes	200.0	—	200.0	—	(1.2)	(0.6)	(1.8)	198.2
Other liabilities	243.1	2.8	245.9	—	—	—	—	245.9
Total Liabilities	2,858.5	2.8	2,861.3	8.3	66.8	1.6	76.7	2,938.0
Equity
Retained earnings	959.1	(46.3)	912.8	(12.3)	(8.4)	(3.9)	(24.6)	888.2
Accumulated other comprehensive income (loss)	(95.1)	(3.9)	(99.0)	0.3	0.8	0.5	1.6	(97.4)
Total Company shareholders' equity	1,398.6	(50.2)	1,348.4	(12.0)	(7.6)	(3.4)	(23.0)	1,325.4
Noncontrolling interest	113.3	—	113.3	—	—	(0.8)	(0.8)	112.5
Total equity	1,511.9	(50.2)	1,461.7	(12.0)	(7.6)	(4.2)	(23.8)	1,437.9
Total liabilities and equity	4,370.4	(47.4)	4,323.0	(3.7)	59.2	(2.6)	52.9	4,375.9
Condensed Consolidated Statements of Cash Flows:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the nine months ended September 28, 2012 filed by the Company on March 1, 2013.

	Nine Fiscal Months Ended September 28, 2012
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	$26.9	(1.5)	2.8	(2.6)	(1.3)	$25.6
Depreciation and amortization	81.2	—	—	0.3	0.3	81.5
Deferred income taxes	75.8	—	0.5	3.4	3.9	79.7
(Increase) decrease in receivables	(166.3)	0.9	—	—	0.9	(165.4)
(Increase) decrease in inventories	24.1	—	15.0	1.9	16.9	41.0
(Increase) decrease in other assets	(15.1)	—	1.0	—	1.0	(14.1)
Increase (decrease) in accounts payable, accrued and other liabilities	33.0	0.6	(19.3)	(3.2)	(21.9)	11.1
Net cash flows of operating activities	82.2	—	—	(0.2)	(0.2)	82.0
Capital expenditures	(90.0)	—	—	0.2	0.2	(89.8)
Net cash flows of investing activities	(265.2)	—	—	0.2	0.2	(265.0)

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the nine months ended September 30, 2011 filed by the Company on November 3, 2011. The “Restatement #1” column corresponds to Form 10-Q for the nine months ended September 28, 2012 filed by the Company on March 1, 2013.

	Nine Fiscal Months Ended September 30, 2011
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	$81.2	$(14.2)	67.0	(2.3)	(3.9)	(2.2)	(8.4)	$58.6
Depreciation and amortization	84.8	—	84.8	—	—	0.2	0.2	85.0
Deferred income taxes	(27.0)	0.1	(26.9)	—	(0.8)	(0.1)	(0.9)	(27.8)
(Increase) decrease in receivables	(160.2)	—	(160.2)	1.8	—	0.2	2.0	(158.2)
(Increase) decrease in inventories	(159.0)	12.9	(146.1)	—	(31.1)	2.1	(29.0)	(175.1)
(Increase) decrease in other assets	(22.9)	—	(22.9)	—	(1.3)	0.5	(0.8)	(23.7)
Increase (decrease) in accounts payable, accrued and other liabilities	124.2	1.2	125.4	0.5	37.1	—	37.6	163.0
Net cash flows of operating activities	(39.2)	—	(39.2)	—	—	0.7	0.7	(38.5)
Capital expenditures	(86.2)	—	(86.2)	—	—	0.1	0.1	(86.1)
Other	0.7	—	0.7	—	—	(0.8)	(0.8)	(0.1)
Net cash flows of investing activities	(82.6)	—	(82.6)	—	—	(0.7)	(0.7)	(83.3)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements (unaudited) as of September 28, 2012 and December 31, 2011 and for the three and nine fiscal months ended September 28, 2012 and September 30, 2011. Specifically, we have restated our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows as of and for the three and nine fiscal months ended September 30, 2011. The restatement is more fully described in Note 23 - Restatement of Condensed Consolidated Financial Statements, which is included in Condensed Consolidated Financial Statements in Item 1 of this Amended Quarterly Report on Form 10-Q/A.

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

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and nine months ended September 28, 2012, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $22 million and $7 million respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,512.6	100.0%	$1,491.1	100.0%	$4,437.3	100.0%	$4,462.3	100.0%
Cost of sales	1,347.2	89.1%	1,347.4	90.4%	3,949.1	89.0%	3,986.2	89.3%
Gross profit	165.4	10.9%	143.7	9.6%	488.2	11.0%	476.1	10.7%
Selling, general and administrative expenses	95.2	6.3%	93.7	6.3%	296.1	6.7%	283.2	6.3%
Operating income	70.2	4.6%	50.0	3.4%	192.1	4.3%	192.9	4.3%
Other income (expense)	9.3	0.6%	(31.5)	(2.1)%	2.6	0.1%	(28.4)	(0.6)%
Interest expense, net	(23.7)	(1.6)%	(23.2)	(1.6)%	(70.3)	(1.6)%	(66.8)	(1.5)%
Income before income taxes	55.8	3.7%	(4.7)	(0.3)%	124.4	2.8%	97.7	2.2%
Income tax (provision) benefit	(76.8)	(5.1)%	(4.1)	(0.3)%	(99.8)	(2.2)%	(41.3)	(0.9)%
Equity in net earnings of affiliated companies	0.5	—%	0.8	0.1%	1.0	—%	2.2	—%
Net income including non-controlling interest	(20.5)	(1.4)%	(8.0)	(0.5)%	25.6	0.6%	58.6	1.3%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.3	—%	0.3	—%
Less: net income attributable non-controlling interest	2.3	0.2%	0.3	—%	5.6	0.1%	0.6	—%
Net income (loss) attributable to Company common shareholders	$(22.9)	(1.5)%	$(8.4)	(0.6)%	$19.7	0.4%	$57.7	1.3%
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
See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$563.6	37%	$528.6	35%
Europe and Mediterranean	419.1	28%	442.8	30%
ROW	529.9	35%	519.7	35%
Total net sales	$1,512.6	100%	$1,491.1	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$563.6	37%	$498.7	36%
Europe and Mediterranean	419.1	28%	418.0	30%
ROW	529.9	35%	478.8	34%
Total metal-adjusted net sales	$1,512.6	100%	$1,395.5	100%
Metal adjustment	—		95.6
Total net sales	$1,512.6		$1,491.1

	Metal Pounds Sold Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Pounds	%	Pounds	%
North America	106.2	38%	76.6	32%
Europe and Mediterranean	64.7	23%	68.9	28%
ROW	111.6	39%	97.5	40%
Total metal pounds sold	282.5	100%	243.0	100%
Net sales increased $21.5 million to $1,512.6 million in the third quarter of 2012 from $1,491.1 million in the third quarter of 2011. After adjusting third quarter 2011 net sales to reflect the $0.55 decrease in the average monthly copper price per pound and the $0.19 decrease in the average aluminum price per pound, net sales of $1,512.6 million reflects an increase of $117.1 million, or 8%, from the metal adjusted net sales of $1,395.5 million in 2011. Volume, as measured by metal pounds sold, increased 39.5 million pounds, or 16%, to 282.5 million pounds in the third quarter of 2012 as compared to 243.0 million pounds in the third quarter of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $101.4 million, net sales of $50.5 million attributable to acquisitions completed in the third quarter of 2012, and increased volume of $47.2 million excluding acquisitions in the third quarter of 2012, partially offset by unfavorable foreign currency exchange rate changes of $82.0 million on the translation of reported revenues.

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

Metal-adjusted net sales in the Europe and Mediterranean segment remained relatively flat. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $61.1 million partially offset by decreased volume of $10.9 million and by unfavorable foreign currency exchange rate changes of $49.1 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 4.2 million pounds, or 6%, in the third quarter of 2012 compared to the third quarter of 2011. The decrease in demand was primarily attributable to weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products partially offset by increased submarine turnkey project activity in Germany.

Metal-adjusted net sales in the ROW segment increased $51.1 million or 11%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $45.9 million and increased volume of $36.8 million, partially offset by unfavorable foreign currency exchange rate changes of $31.6 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 14.1 million pounds, or 14%, in the third quarter of 2012 compared to the third quarter of 2011 primarily attributable to increased Brazilian aerial transmission projects in the third quarter of 2012, increased demand in Chile and Zambia from rod mill customers in South America and Africa, higher pre-election spending on housing and electrical infrastructure in Venezuela, electrical infrastructure investment and construction activity in Latin America and higher domestic demand due to reconstruction activity in Thailand following the flooding in 2011.
Cost of Sales
Cost of sales remained relatively flat in the third quarter of 2012 from the third quarter of 2011, principally due to lower average copper and aluminum costs in the third quarter of 2012 as compared to the third quarter of 2011, substantially offset by higher volume. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $21.7 million, or 15%, in the third quarter of 2012 from the third quarter of 2011. Gross profit as a percentage of sales was 11% in the third quarter of 2012 and was 10% in the third quarter of 2011. The gross profit increase is primarily due to stronger product mix including the benefit from higher margin product demand related to the European submarine and land based turnkey projects as well as a positive operating environment in Venezuela.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) remained relatively flat in the third quarter of 2012 as compared to the third quarter of 2011. SG&A as a percentage of metal-adjusted net sales was approximately 6% for the third quarter of 2012 and 7% for the third quarter of 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$26.8	38%	$27.7	55%
Europe and Mediterranean	7.0	10%	5.9	12%
ROW	36.4	52%	16.4	33%
Total operating income (loss)	$70.2	100%	$50.0	100%
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

The increase in operating income for the ROW segment of $20.0 million was primarily attributable to increased demand and a positive operating environment in Venezuela as a result of higher pre-election spending on housing and electrical infrastructure, increased demand and operational improvements in Thailand resulting in cost reductions as well as increased sales in Brazil as noted above.
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
Tax Provision
The Company’s effective tax rate for the third quarters of 2012 and 2011 was 137.6% and (87.2%), respectively. Relative to the statutory tax rate, the higher effective tax rate for the third quarters of 2012 and 2011 was primarily attributable to the cumulative adjustment to first half income tax expense due to an upward revision in the full year forecasted effective tax rate. The cumulative adjustment for the third quarter of 2012 was primarily driven by a revision to forecasted earnings and recording valuation allowances for certain deferred tax assets as further explained below. The cumulative adjustment for the third quarter of 2011 was primarily driven by revisions to the amount and geographic mix of forecasted earnings, and resulted in a negative effective tax rate percentage due to the relatively small $4.1 million income tax expense and $4.7 million pre-tax loss amounts.
In the third quarter of 2012, the Company updated its 2012 forecasts and substantially completed its 2013 global business planning process, which indicated continuing weakness in its Iberian market and business. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax  planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its Spanish and Portuguese business units would be realized. Tax expense of $15 million was recorded in 2012 to establish a full valuation allowance against Spanish and Portuguese deferred tax assets, of which $5.3 million related to the beginning of the year net deferred tax asset position.

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

	Net Sales
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$1,652.8	37%	$1,636.8	37%
Europe and Mediterranean	1,281.8	29%	1,336.1	30%
ROW	1,502.7	34%	1,489.4	33%
Total net sales	$4,437.3	100%	$4,462.3	100%

	Metal-Adjusted Net Sales
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$1,652.8	37%	$1,531.7	37%
Europe and Mediterranean	1,281.8	29%	1,248.5	30%
ROW	1,502.7	34%	1,358.5	33%
Total metal-adjusted net sales	$4,437.3	100%	$4,138.7	100%
Metal adjustment	—		323.6
Total net sales	$4,437.3		$4,462.3

	Metal Pounds Sold
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Pounds	%	Pounds	%
North America	276.6	34%	240.4	32%
Europe and Mediterranean	213.9	26%	214.2	29%
ROW	319.7	40%	288.3	39%
Total metal pounds sold	810.2	100%	742.9	100%
Net sales decreased $25.0 million to $4,437.3 million in the first nine fiscal months of 2012 from $4,462.3 million in the first nine fiscal months of 2011. After adjusting the first nine fiscal months of 2011 net sales to reflect the $0.58 decrease in the average monthly copper price per pound and the $0.20 decrease in the average aluminum price per pound, net sales of $4,437.3 million reflects an increase of $298.6 million or 7%, from the metal adjusted net sales of $4,138.7 million in 2011. Volume, as measured by metal pounds sold, increased 67.3 million pounds or 9% to 810.2 million pounds in the first nine fiscal months of 2012 as compared to 742.9 million pounds in the first nine fiscal months of 2011. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $308.3 million, increased volume of $125.1 million, and $52.3 million attributable to acquisitions in 2012 partially offset by unfavorable foreign currency exchange rate changes of $187.1 million on the translation of reported revenues.

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

Metal-adjusted net sales in the Europe and Mediterranean segment increased $33.3 million, or 3%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $145.9 million partially offset by decreased volume of $0.8 million and by unfavorable foreign currency exchange rate changes of $111.8 million on the translation of reported revenues primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, remained relatively flat in the first nine fiscal months of 2012 compared to the first nine fiscal months of 2011. The weak economic conditions in

Iberia, which negatively influenced demand across a broad spectrum of products were offset by increased submarine turnkey project activity in Germany.

Metal-adjusted net sales in the ROW segment increased $144.2 million or 11%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $129.1 million and increased volume of $85.6 million, partially offset by unfavorable foreign currency exchange rate changes of $70.5 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 31.4 million pounds, or 11%, in the first nine fiscal months of 2012 compared to the first nine fiscal months of 2011, which is primarily attributable to Venezuelan government supported housing development projects, increased demand in Chile from rod mill customers in South America due to supply shortage issues in the region, increased Brazilian aerial transmission projects, and increased economic activity boosting the construction and utilities markets in the Philippines and Thailand.
Cost of Sales
Cost of sales decreased $37.1 million to $3,949.1 million for the nine fiscal months ended September 28, 2012, from $3,986.2 million for the nine fiscal months ended September 30, 2011, principally due to a lower average copper and aluminum costs in the first nine months of 2012 partially offset by higher volume. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $12.1 million the first nine fiscal months of 2012 as compared to the first nine fiscal months of 2011. Gross profit as a percentage of sales remained flat at 11% in the first nine fiscal months of 2012 and 2011. The gross profit increase is primarily due to stronger product mix and a positive operating environment in Venezuela.
Selling, General and Administrative Expense
SG&A increased to $296.1 million in the first nine fiscal months of 2012 from $283.2 million in the first nine fiscal months of 2011. The increase in SG&A is primarily attributed to a $6.1 million settlement loss on the termination of a legacy pension plan in the United Kingdom, which was allocated amongst the segments, as well as higher acquisition costs related to global acquisition activity. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the first nine fiscal months of 2012 and 2011.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Nine Fiscal Months Ended
	September 28, 2012		September 30, 2011
	Amount	%	Amount	%
North America	$93.8	49%	$104.5	54%
Europe and Mediterranean	20.2	10%	31.8	17%
ROW	78.1	41%	56.6	29%
Total operating income (loss)	$192.1	100%	$192.9	100%
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

The increase in operating income for the ROW segment of $21.5 million was primarily due to the positive pricing environment in Venezuela related to government led projects as well as increased demand and operational improvements in Thailand as well as increased sales in Brazil as noted above.
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
Tax Provision
The Company’s effective tax rate for the first nine fiscal months of 2012 and 2011 was 80.2% and 42.3%, respectively. The effective tax rate for the first nine fiscal months of 2012 reflects the adverse impact of valuation allowances recorded against deferred tax assets as further explained below. The effective tax rate for the first nine fiscal months of 2011 reflects the adverse impact of nondeductible expenses, partially offset by tax benefits recognized for uncertain tax positions due to statute of limitations expirations.
In the third quarter of 2012, the Company updated its 2012 forecasts and substantially completed its 2013 global business planning process, which indicated continuing weakness in its Iberian market and business. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax  planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its Spanish and Portuguese business units would be realized. Tax expense of $15 million was recorded in 2012 to establish a full valuation allowance against Spanish and Portuguese deferred tax assets, of which $5.3 million related to the beginning of the year net deferred tax asset position.
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
Summary of Cash Flows
Operating cash inflow of $82.0 million for the nine months ended September 28, 2012 reflects a net working capital use of $127.4 million as compared to $194.0 million in the nine months ended September 30, 2011. The use of working capital declined principally due to the impact of lower average metal prices during the nine months ended September 28, 2012 as compared to the same period in 2011. For the nine months ended September 28, 2012, copper prices averaged $3.62 per pound (a decrease of $0.58 per pound compared to the same period in 2011) and aluminum prices averaged $1.01 per pound (a decrease of $0.20 per pound as compared to the same period in 2011). Excluding the impact of the Alcan Cable North America acquisition, days sales outstanding increased to approximately 78 days for the nine fiscal months ended September 28, 2012 as compared to approximately 72 days in the same period in 2011 principally due to the timing of customer receipts in ROW. Inventory turns remained relatively constant year over year at approximately 4.2. Overall, the use of working capital was more than offset by the generation of cash inflows of $209.4 million related to net income adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange losses, deferred income taxes, excess tax benefits from stock-based compensation, convertible debt instruments noncash interest charges and losses on disposal of property.

Cash flow used by investing activities was $265.0 million in the nine fiscal months ended September 28, 2012, primarily reflecting the acquisition of Alcan Cable for $171.3 million and $89.8 million of capital expenditures. The Company anticipates capital spending to be approximately $105 million to $125 million in 2012.

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

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 1.00% Senior Convertible Notes, 0.875% Convertible Notes, Subordinated Convertible Notes, 7.125% Senior Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. As of September 28, 2012, indebtedness under the Company's Revolving Credit Facility was secured by a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility had received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic and Canadian subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries. In December 2012, the Company's Revolving Credit Facility was amended to reduce the amount of pledged Canadian shares from 100% to 65%. This change will be reflected in the Company's 2012 Amended Annual Report on Form 10-K/A. The Company also has incurred secured debt in connection with some of its European operations. Certain European countries have experienced varying degrees of financial stress. Risks from the continued debt crisis in Europe could continue to disrupt the financial markets which could have a detrimental impact on global economic conditions and on sovereign and non-sovereign obligations. There remains considerable uncertainty as to future developments in the European debt crisis and the impact on financial markets. As of September 28, 2012, the Company had no direct sovereign debt exposure.  The lenders under these European secured credit facilities also have liens on assets of certain of the Company's European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of September 28, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

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

(7)
Unrecognized tax benefits of $88.0 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

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

Sales in Venezuela were 5% and 4% of consolidated net sales for the three fiscal months ended September 28, 2012 and September 30, 2011. Operating income in Venezuela was 32% and 23% of consolidated operating income for the three fiscal months ended September 28, 2012 and September 30, 2011, respectively. The Company's sales in Venezuela were 4% and 3% of consolidated net sales for the nine fiscal months ended September 28, 2012 and September 30, 2011, respectively. Operating income in Venezuela was 22% and 16% of consolidated operating income for the nine fiscal months ended September 28, 2012 and September 30, 2011, respectively. For the three fiscal months ended September 28, 2012, Venezuela’s sales and cost of goods sold were approximately 99% and 36% BsF denominated and approximately 1% and 64% U.S. dollar denominated, respectively. For the three fiscal months ended September 30, 2011, Venezuela’s sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively. For the nine fiscal months ended September 28, 2012, Venezuela's sales and cost of goods sold were approximately 99% and 36% BsF denominated and approximately 1% and 64% U.S. dollar denominated, respectively. For the nine fiscal months ended September 30, 2011, Venezuela's sales and cost of goods sold were approximately 90% and 29% BsF denominated and approximately 10% and 71% U.S. dollar denominated, respectively.

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
In connection with the Company’s quarterly report on Form 10-Q for the quarterly period ended September 28, 2012 filed on March 1, 2013 (the “Original Filing”), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as the end of the period covered by the Original Filing (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management.
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
Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory, including the related assets, and revenue recognition in connection with bill and hold transactions, in each case in Brazil, within the Company's Rest of World ("ROW") segment and (ii) ROW segment management oversight, including management override affecting financial reporting and the setting of an improper “tone at the top,” which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory, the detection of the overstatement of VAT assets due to the theft and accounting issues, and the detection of failure to meet requirements under relevant accounting pronouncements related to revenue recognition in connection with bill and hold transactions , collectively constituted a material weakness in inventory controls in Brazil and material weaknesses in the controls related to ROW executive management. Notwithstanding the material weaknesses, each of the Company’s CEO and CFO has concluded, based on his knowledge, that the condensed consolidated financial statements included in this Amended Quarterly Report of Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 28, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents indicated by a double asterisk (**) were previously filed or furnished, as applicable, with the Amended Quarterly Report on Form 10-Q/A for the quarter ended September 28, 2012 as filed with the Securities and Exchange Commission on March 4, 2013. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended,
(incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission to the Form 8-K filed on May 14, 2010).

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

**10.1
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
Brian J. Robinson
Executive Vice President and Chief
Financial Officer

Exhibit Index
The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents indicated by a double asterisk (**) were previously filed or furnished, as applicable, with Amendment No. 1 of the Quarterly Report on Form 10-Q/A for the periods ended September 28, 2012 as filed with the Securities and Exchange Commission on March 4, 2013. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended,
(incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission to the Form 8-K filed on May 14, 2010).

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

**10.1
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