Form 10-K/A
period 2012-12-31
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

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
INDEX TO ANNUAL REPORT
ON FORM 10-K/A

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
Restatement No. 1
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the years ended December 31, 2011 and 2010 and overstated inventory balances as of December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
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
The 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”) and this Amendment No. 1 to its Annual Report on Form 10-K/A (the “2012 Amended Annual Report on Form 10-K/A”) include the restated Consolidated Statements of Operations and Comprehensive Income (Loss) and the restated Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the restated Consolidated Balance Sheet as of December 31, 2011. The restatement of previously issued consolidated financial statements is referred to as “Restatement No. 1”.
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

This 2012 Amended Annual Report on Form 10-K/A includes the restated consolidated financial statements for Restatement No. 1 and Restatement No. 2 described above.
See Note 23 - Restatement of Consolidated Financial Statements to the accompanying consolidated financial statements for additional information.

Internal Control over Financial Reporting
Management reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the 1992 framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of that reassessment, management confirmed the existence of material weaknesses and, accordingly, has reaffirmed its conclusion that the Company did not maintain effective internal control over financial reporting as of December 31, 2012. For a description of the material weaknesses in internal controls and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures."
This 2012 Amended Annual Report on Form 10-K/A does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein, for the effects of adopting ASU 2011-11 discussed in Note 2 and of the recast to change the composition of the guarantor subsidiaries discussed in Note 22.  Disclosures not affected by the restatements or the revisions are unchanged and reflect the disclosures made at the time of the Original Filing.  The following items have been amended:
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
Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk;
Part II, Item 8    Financial Statements and Supplemental Data;
Part II, Item 9A    Controls and Procedures;
Part IV, Item 15    Exhibits and Financial Statement Schedule

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this 2012 Amended Annual Report on Form 10-K/A; the certifications are filed as Exhibits 31.1, 31.2 and 32.1.
The Company is concurrently filing an amended 2011 Annual Report on Form 10-K/A for the year ended December 31, 2011, Amendment No. 2 of its Quarterly Reports on Form 10-Q/A for each of the first three fiscal quarters of 2012, Amendment No. 1 of its Quarterly Report on Form 10-Q/A for the quarter ended March 29, 2013 and Quarterly Reports on Form 10-Q for the quarterly periods ended June 28, 2013 and September 27, 2013.
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
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2012 Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (the "2012 Amended Annual Report on Form 10-K/A") including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These risks and uncertainties include, but are not limited to, those described in Item 1A - Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission ("the SEC").
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
The information on the website listed above is not and should not be considered part of this annual report on the 2012 Amended Annual Report on Form 10-K/A and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.
The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our 2012 Amended Annual Report on Form 10-K/A. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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
Certain statements in the 2012 Amended Annual Report on Form 10-K/A including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. The risk factors discussed below are all of the known material risks and uncertainties that we know to exist. However, additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations.

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
During the year ended December 31, 2012, approximately 61% of our sales and approximately 70% of our assets were in markets outside of North America. Our operations outside of North America generated approximately 49% of our cash flows from operations during this period. Some of our facilities, in particular, certain locations such as Algeria, Angola, Egypt, India, Pakistan, the Philippines, Thailand, and Venezuela, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

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
We manufacture and sell products and finance operations throughout the world and are exposed to the impact of foreign currency fluctuations on our results of operations. Also, our consolidated financial results are presented in U.S. dollars; therefore, a change in the value of currencies may adversely impact our net financial statements after currency remeasurements and translation to U.S. dollars. In addition, devaluations of currencies, such as the devaluation of the Venezuelan Bolivar in 2013, could negatively affect the value of our earnings from, and the assets located, in those markets. Although we hedge certain foreign currency transactions, there is still risk associated with changes in foreign currency exchange rates. See Note 24 - Subsequent Events for further discussion regarding the devaluation of the Venezuelan Bolivar.

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

As of December 31, 2012, property, plant and equipment, goodwill and other intangible assets account for approximately $1,584.4 million, or 32% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets. Future impairment charges could significantly affect our results of operations in the period recognized.

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
None

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
The selected financial information for the years ended December 31, 2012, 2011, and 2010 and as of December 31, 2012 and 2011,was derived from audited consolidated financial statements included in this filing and for the years ended December 31, 2009 and 2008 and as of December 31, 2010, 2009 and 2008 was derived from previously audited consolidated financial statements not included in this filing revised for the effects of the restatement more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 23 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2012 Amended Annual Report on Form 10-K/A. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2012, 2011 and 2010 activity.

	Year Ended December 31,
	2012 (2)	2011	2010	2009	2008
	(as revised)	(as revised)	(as revised)	(as revised)	(as revised)
	(in millions, except metal price and share data)
Net sales	$6,059.5	$5,808.2	$4,856.0	$4,378.6	$6,230.1
Gross profit	624.9	594.3	539.9	504.0	769.7
Operating income	199.4	214.6	207.8	163.5	386.6
Other income (expense)	(2.9)	(31.7)	(28.1)	7.0	(22.7)
Interest expense, net	(100.3)	(91.5)	(71.6)	(83.0)	(91.8)
Loss on extinguishment of debt	(9.3)	—	—	(7.6)	—
Income before income taxes	86.9	91.4	108.1	79.9	272.1
Income tax provision	(78.6)	(38.6)	(45.9)	(35.7)	(98.5)
Equity in net earnings of affiliated companies	1.7	2.9	1.4	0.9	4.6
Net income including noncontrolling interest	10.0	55.7	63.6	45.1	178.2
Less: preferred stock dividends	0.3	0.3	0.3	0.3	0.3
Less: Net income attributable to noncontrolling interest	5.7	0.9	7.1	7.7	13.0
Net income attributable to Company common shareholders	$4.0	$54.5	$56.2	$37.1	$164.9
Earnings per common share-basic	$0.08	$1.05	$1.08	$0.71	$3.13
Earnings per common share-assuming dilution	$0.08	$1.02	$1.06	$0.71	$3.09
Weighted average shares outstanding-basic	49.7	51.9	52.1	52.0	52.6
Weighted average shares outstanding-assuming dilution	51.1	53.7	53.1	52.8	53.4

Other Data:
Depreciation and amortization	$117.4	$115.0	$105.8	$111.3	$97.3
Capital expenditures	$108.6	$121.5	$115.3	$143.6	$217.8
Average daily COMEX price per pound of copper cathode	$3.62	$4.01	$3.43	$2.35	$3.13
Average daily price per pound of aluminum rod	$1.02	$1.16	$1.05	$0.80	$1.21

	Dec 31, 2012 (2)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
	(as revised)	(as revised)	(as revised)	(as revised)	(as revised)
Balance Sheet Data:
Working capital (1)	$1,240.2	$1,297.7	$1,341.1	$1,346.3	$1,195.4
Total assets	4,932.6	4,375.9	4,301.7	3,993.3	3,979.7
Total debt	1,450.1	1,048.9	985.5	922.3	1,254.0
Dividends to common shareholders	—	—	—	—	—
Total equity	1,448.2	1,437.9	1,552.4	1,472.9	1,127.0

(1)	Working capital means current assets less current liabilities.

(2)	Includes operating results of the acquired businesses, Alcan Cable North America, Procables, Prestolite and Alcan Cable China

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 7 has been adjusted to reflect the restatement of our consolidated financial statements as of December 31, 2012 and 2011 and for the fiscal years ended December 31, 2012, 2011, and 2010. Specifically, we have restated our Consolidated Balance Sheets as of December 31, 2012 and 2011 and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Changes in Total Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 23 - Restatement of Consolidated Financial Statements which is included in "Financial Statements and Supplementary Data" in Item 8 of this 2012 Amended Annual Report on Form 10-K/A.
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

In 2012, the Company continued to actively identify key trends in the industry to capitalize on expanding markets and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. In 2012 the Company acquired the North American and Chinese business of Alcan Cable, Prestolite Wire, LLC and 60% of Productora de Cables Procables S.A.S. See Note 3 - Acquisitions and Divestitures for further detail. No material acquisitions were made in the year ended December 31, 2011. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for additional disclosure purposes. No material divestitures were made in the years ended December 31, 2012 and December 31, 2011.
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

	Year Ended December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Net sales	$6,059.5	100.0%	$5,808.2	100.0%	$4,856.0	100.0%
Cost of sales	5,434.6	89.7%	5,213.9	89.8%	4,316.1	88.9%
Gross profit	624.9	10.3%	594.3	10.2%	539.9	11.1%
Selling, general and administrative expenses	425.5	7.0%	379.7	6.5%	332.1	6.8%
Operating income	199.4	3.3%	214.6	3.7%	207.8	4.3%
Other income (expense)	(2.9)	—%	(31.7)	(0.5)%	(28.1)	(0.6)%
Interest expense, net, and loss on extinguishment of debt	(109.6)	(1.8)%	(91.5)	(1.6)%	(71.6)	(1.5)%
Income before income taxes	86.9	1.4%	91.4	1.6%	108.1	2.2%
Income tax provision	(78.6)	(1.3)%	(38.6)	(0.7)%	(45.9)	(0.9)%
Equity in net earnings of affiliated companies	1.7	—	2.9	—	1.4	—%
Net income including noncontrolling interest	10.0	0.2%	55.7	1.0%	63.6	1.3%
Less: preferred stock dividends	0.3	—	0.3	—	0.3	—
Less: net income attributable to noncontrolling interest	5.7	0.1%	0.9	—	7.1	0.1%
Net income attributable to Company common shareholders	$4.0	0.1%	$54.5	0.9%	$56.2	1.2%
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

	Net Sales Year Ended
	Dec 31, 2012		Dec 31, 2011
	Amount	%	Amount	%
North America	$2,340.2	39%	$2,120.2	36%
Europe and Mediterranean	1,684.2	28%	1,737.9	30%
ROW	2,035.1	33%	1,950.1	34%
Total net sales	$6,059.5	100%	$5,808.2	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2012		Dec 31, 2011
	Amount	%	Amount	%
North America	$2,340.2	39%	$2,023.8	37%
Europe and Mediterranean	1,684.2	28%	1,657.0	30%
ROW	2,035.1	33%	1,831.5	33%
Total metal-adjusted net sales	$6,059.5	100%	$5,512.3	100%
Metal adjustment	—		295.9
Total net sales	$6,059.5		$5,808.2

	Metal Pounds Sold Year Ended
	Dec 31, 2012		Dec 31, 2011
	Pounds	%	Pounds	%
North America	432.1	38%	317.4	33%
Europe and Mediterranean	282.0	24%	273.8	28%
ROW	434.1	38%	384.6	39%
Total metal pounds sold	1,148.2	100%	975.8	100%
Net sales increased $251.3 million, or 4%, to $6,059.5 million in 2012 from 2011 and metal-adjusted net sales increased $547.2 million, or 10%, in 2012 from 2011. The increase in metal-adjusted net sales of $547.2 million reflects favorable selling price and product mix of $294.2 million, net sales of $268.8 million attributable to acquisitions, and higher sales volume of $190.9 million partially offset by unfavorable foreign currency exchange rate changes of $206.7 million. Volume, as measured by metal pounds sold, increased by 172.4 million pounds, or 18%, in 2012 compared to 2011. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.
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
Metal-adjusted net sales in the Europe and Mediterranean segment increased $27.2 million, or 2%, in 2012 compared to 2011 due to favorable selling price and product mix of $133.6 million and higher sales volumes of $21.7 million partially offset by unfavorable foreign currency exchange rate changes of $128.1 million, primarily due to a weaker Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 8.2 million pounds, or 3%, in 2012 compared to 2011. The increase in volume is primarily attributable to the demand for utility products in France and increased exports from our Spanish facilities.
Metal-adjusted net sales in the ROW segment increased $203.6 million, or 11%, due to favorable selling price and product mix of $134.0 million, higher sales volume of $105.4 million and net sales of $39.8 million attributable to acquisitions partially offset by unfavorable foreign currency exchange rate changes of $75.6 million, primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 49.5 million pounds, or 13%, in 2012 compared to 2011, which includes the benefit of 9.7 million pounds due to acquisitions. The increase in demand is primarily due to aerial transmission product shipments in Brazil.
Cost of Sales
Cost of sales increased $220.7 million, or 4%, from 2011, principally due to higher sales volumes associated with acquisitions executed in 2012. The increase in volume is offset by lower average copper and aluminum costs in 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for most of the Company's cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost for the year ended December 31, 2012.
Gross Profit

Gross profit increased $30.6 million, or 5% in 2012 as compared to 2011. Gross profit as a percentage of sales was 10% in 2012 and 2011. Gross profit in the fourth quarter of 2012 was significantly impacted by changes in cost estimates relating to certain submarine turnkey projects in the European segment. In total, the changes in estimates across all submarine turnkey projects resulted in a reduction to gross profit of $27.5 million, with $20.8 million of the reduction associated with one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility. Equipment failure at the German facility resulted in costs, for this particular project, related to cable damage, equipment repairs and ship rental of $13.3 million. Further revision of this project's profitability, due to changes in estimates, resulted in a reduction of margin by $7.5 million. The project is approximately 40% complete as of December 31, 2012. There was no material impact to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2011 or 2010.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $45.8 million, or 12%, in 2012 from 2011. The increase in selling, general, and administrative expense is primarily a result of $22.0 million in additional expenses associated with acquired businesses in 2012 and $9.1 million of costs related to the 2012 acquisitions and restatements. In addition, SG&A increased due to a settlement loss of $6.1 million in 2012 associated with the termination of a legacy pension plan in the United Kingdom which was allocated amongst the segments.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2012		Dec 31, 2011
	Amount	%	Amount	%
North America	$126.1	63%	$121.8	57%
Europe and Mediterranean	(13.0)	(6)%	30.3	14%
ROW	86.3	43%	62.5	29%
Total operating income	$199.4	100%	$214.6	100%
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
The increase in operating income for the ROW segment of $23.8 million was primarily attributable to strong spending in Venezuela for government led projects, increased demand and operational improvements in Thailand, increased sales in Brazil, principally related to aerial transmission projects.
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

Tax Provision
The Company’s effective tax rate for 2012 and 2011 was 90.4% and 42.2%, respectively. The increase in the Company's 2012 effective tax rate reflects the adverse impact of significant valuation allowances recorded against deferred tax assets, as explained further below, and nonrecurring tax charges incurred in connection with legal entity restructuring to integrate the Alcan acquisition. The Company’s 2011 effective tax rate reflects the adverse impact of valuation allowances recorded against deferred tax assets in certain foreign jurisdictions, partially offset by tax benefits recognized for uncertain tax positions due to statute of limitations expirations and tax audit settlements.

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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2012, current assets exceeded current liabilities by $1,240.2 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its current credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for working capital, capital expenditures, debt repayment, salaries and related benefits, interest, Series A preferred stock dividends and taxes for the next twelve months and foreseeable future. The Company maintains approximately $977.5 million of excess availability under its various credit facilities around the world.
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
In particular, Venezuela has foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollar and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to repatriate cash. Approximately 23% and 21% of the consolidated cash balance as of December 31, 2012 and December 31, 2011, respectively, was held in Venezuela. The proportion of operating cash flows attributable to Venezuela in 2012 as compared to total Company operating cash flows is 18% and 43% for the years ended December 31, 2012 and 2011, respectively.
Summary of Cash Flows
Operating cash inflow of $272.6 million in 2012 reflects a net working capital source of $94.7 million driven principally by decreases in inventories and receivables of $105.9 million and $35.1 million, respectively. The decrease in inventory is primarily attributable to the impact of lower average metal prices during 2012 as compared to 2011. For the year ended December 31, 2012, copper prices averaged $3.62 per pound (a decrease of $0.39 per pound compared to the same period in 2011) and aluminum prices averaged $1.02 per pound (a decrease of $0.14 per pound as compared to the same period in 2011). Inventory turns remained consistent at 4.3 in 2012 and 4.4 in 2011. The decrease in accounts receivable is primarily attributable to the Company's continued focus on improvement by efficiently managing working capital. Days sales outstanding remained consistent year over year at approximately 70 days. In addition to the net working capital source of cash in the twelve fiscal months of 2012 was $177.9 million of overall net cash inflows related to net income adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, loss on extinguishment of debt, deferred income tax income, excess tax deficiencies from stock based compensation, convertible debt instrument non cash interest charges, and the loss on the disposal of property.

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
Cash flow used by investing activities was $390.3 million in 2012 principally reflecting the acquisitions of Alcan Cable North America, Alcan Cable China, Procables and Prestolite of $286.5 million and capital expenditures of $108.6 million. The Company anticipates capital spending to be approximately $80 million to $100 million in 2013.
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
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2012 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations (1,2):	Total	1 Year	Years	Years	Years
Total debt (excluding capital leases)	$1,445.9	$509.4	$156.9	$2.6	$777.0
Convertible debt at maturity (3)	283.4	20.4	—	—	263.0
Capital leases	4.2	1.8	2.3	0.1	—
Interest payments on Senior Floating Rate Notes	4.4	3.5	0.9
Interest payments on 0.875% Senior Convertible Notes	2.8	2.8
Interest payments on 5.75% Senior Notes	336.4	34.5	69.0	69.0	163.9
Interest payments on Subordinated Convertible Notes	240.1	19.3	38.6	38.6	143.6
Interest payments on Spanish term loans	0.6	0.5	0.1
Operating leases (4)	170.9	41.0	65.3	46.0	18.6
Purchase obligations (5)	37.7	37.7	—	—	—
Preferred stock dividend payments	0.3	0.3	—	—	—
Defined benefit pension obligations (6)	194.9	17.7	36.0	37.5	103.7
Postretirement benefits	5.9	0.9	1.4	1.2	2.4
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$2,727.5	$689.8	$370.5	$195.0	$1,472.2

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

(7)
Unrecognized tax benefits of $85.8 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2012 were as follows: 2013 — $41.0 million, 2014 — $33.5 million, 2015 — $31.8 million, 2016 — $27.4 million, 2017 — $18.6 million and thereafter $18.6 million. Rental expense recorded in income from continuing operations was $29.8 million, $20.7 million and $19.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2012, the Company had recorded a net deferred tax liability of $172.2 million ($38.9 million net current deferred tax asset less $211.1 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2012, the Company recorded a valuation allowance of $77.8 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
The Company performed the first step of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $171.8 million. Based on the results of the valuation, the fair value of the reporting unit exceeded the carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.
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
Sales in Venezuela were 4% of our consolidated net sales for the year ended December 31, 2012 and 2011. Operating income in Venezuela was 29% and 20% of our consolidated operating income for the year ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, Venezuela’s sales and cost of goods sold were approximately 98% and 39% BsF denominated and approximately 2% and 61% U.S. dollar denominated, respectively. For the year ended December 31, 2011, Venezuela’s sales and cost of goods sold were approximately 92% and 30% BsF denominated and approximately 8% and 70% U.S. dollar denominated, respectively. A 10% increase (decrease) in the official exchange rate would decrease (increase) Venezuela’s sales and cost of goods sold on an annual basis by approximately $21.2 million and approximately ($6.0 million), respectively.
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
The Venezuelan government announced the official exchange rate of its currency would be adjusted from 4.3 BsF per U.S. dollar to 6.3 BsF per U.S. dollar, effective February 13, 2013. There was no impact to the Company's 2012 results of operations or cash flows as a result of this amendment. See Note 24 - Subsequent Events for further information.

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
We account for these foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the other income (expense) when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense). At December 31, 2012 and 2011, the net unrealized loss on foreign currency contracts was $0.2 million and $0.7 million, respectively. A 10% decline in the exchange rate for these currencies would result in a decrease in the fair value of $23.9 million at December 31, 2012.
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2012 and 2011, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation loss of $27.9 million and $36.3 million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $131.5 million in 2012. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
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

	2012		2011
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$15.3	$(0.2)	$32.1	$(0.6)
Commodity futures	22.8	(0.9)	216.1	(10.2)
Foreign currency forward exchange	60.7	(0.2)	55.4	(0.7)
		$(1.3)		$(11.5)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm	59

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2012 (restated), 2011 (restated) and 2010 (restated)	60

Consolidated Balance Sheets at December 31, 2012 (restated) and 2011 (restated)	61

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 (restated), 2011 (restated) and 2010 (restated)	62

Consolidated Statements of Changes in Total Equity for the Years Ended December 31, 2012 (restated), 2011 (restated) and 2010 (restated)	63

Notes to Consolidated Financial Statements	65

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
In connection with the Company's Original Filing for the fiscal year ended December 31, 2012 filed on March 1, 2013, the "Original Filing", the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as of December 31, 2012 (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management.
Therefore, management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of the Company's disclosure controls and procedures as of the Evaluation Date and again concluded, based on that reevaluation, that the Company's disclosure controls and procedures were not effective as of the Evaluation Date. Notwithstanding the material weaknesses identified by Company management, each of the Company's CEO and CFO has concluded, based on his knowledge, that the consolidated financial statements included in this 2012 Amended Annual Report on Form 10-K/A fairly present in all material respects the Company's financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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
In connection with the Original Filing, the Company's management included Management's Annual Report on Internal Control over Financial Reporting (as revised) therein, which expressed a conclusion that the Company did not maintain effective internal control over financial reporting as of December 31, 2012. In connection with the restatement discussed elsewhere in this 2012 Amended Annual Report on Form 10-K/A, management reevaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control-Integrated Framework released in 1992 (the "COSO Framework"). As a result of the reevaluation and based on the criteria in the COSO Framework, management concluded, based upon the material weaknesses identified (the descriptions of which, as supplemented by additional observations, are set forth below), that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.
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

•
Inventory controls associated with product subject to bill and hold transactions were not effective. As a result of remediation efforts subsequent to the Original Filing related to previously disclosed internal control deficiencies, coupled with additional inquiries by management and its external counsel, the Company learned that production and other operations personnel in Brazil engaged in actions with respect to customer inventory that undermined the Company’s ability to support bill and hold revenue recognition accounting treatment for Brazilian aerial transmission projects. Specifically, actions by such employees included premature reporting of certain production associated with bill and hold customers as complete, utilization of one customer’s segregated product to complete another customer’s order, and reworking or replacement of damaged and missing reels of customer inventory. As a result of its discovery of these actions, management concluded that the inventory controls in Brazil were inadequate to detect activity that would cause the Company to fail to meet all of the conditions for revenue recognition in bill and hold transactions.

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

•
As noted above under the heading, “Inventory Control Deficiencies in Brazil,” the Company, during its remediation efforts subsequent to the Original Filing, identified several instances of exceptions to the customer inventory safekeeping and other requirements for revenue recognition under applicable accounting pronouncements with respect to bill and hold transactions. The Company believes that the culture encouraged by ROW executive management led Brazil production and other operations personnel to take the improper actions that contributed to the failure of bill and hold transactions in Brazil to meet the conditions for revenue recognition. Therefore, the Company believes that the effects of the weaknesses in the ROW control environment, coupled with the deficiencies in inventory controls in Brazil noted above, caused the Company to reach an erroneous accounting conclusion with respect to the recognition of revenues in bill and hold transactions.

Changes in Internal Control over Financial Reporting
Remedial Actions addressed in the Original Filing and Current Status - In response to the material weaknesses identified by management, the Company instituted a number of actions and designed and commenced implementation of changes in its internal control over financial reporting during the fourth quarter of 2012. Those actions and the current status of those actions are described below.

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

•
The ROW Chief Executive Officer and the ROW Chief Financial Officer have resigned. The Brazilian cost accounting manager and the remaining Brazilian cost analyst have been terminated. The General Manager for Central America was terminated. Subsequent to the Original Filing, the Senior Vice President for Latin America was terminated. The Brazil CFO resigned. The Company continues to consider additional appropriate disciplinary action against personnel whose conduct contributed to the ROW management oversight deficiency described above.

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

Additional Remedial Actions Initiated Subsequent to the Original Filing - The Company also has taken the following actions subsequent to the Original Filing:

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited General Cable Corporation and subsidiaries’ (the "Company’s") internal control over financial reporting of as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting (as revised), management excluded from its assessment the internal control over financial reporting the North American and Chinese businesses of Alcan Cable, and substantially all of the net assets of Prestolite Wire, LLC, as well as 60% of the shares of Productoria de Cables ProCables S.A.S. (collectively, the “Acquired Businesses”) which were acquired during 2012 whose reported net revenues attributable to the Acquired Businesses aggregated approximately $269 million from the date of their respective acquisitions through December 31, 2012, representing approximately 4% of the Company's consolidated net revenues for the year ended December 31, 2012, and the aggregate total assets of the Acquired Businesses at December 31, 2012 were $552 million, representing approximately 11% of the Company's consolidated total assets as of December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting of the Acquired Businesses. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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

Subsequent to the filing of the 2012 Annual Report on Form 10-K dated March 1, 2013, the Company's management identified, in its revised management assessment, the following material weakness as of December 31, 2012:

•
The Company believes that the effects of the weaknesses in the ROW control environment noted above, coupled with the deficiencies in inventory controls in Brazil noted above, caused the Company to reach an erroneous accounting conclusion with respect to the recognition of revenues in bill and hold transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012, of the Company and this report does not affect our report on such financial statements and financial statement schedule.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 1, 2013 (January 21, 2014 as to the effects of the restatement discussed in Note 22 and Note 23 and the effects of the retrospective adoption of Accounting Standards Update No. 2011-11 discussed in Note 2 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2013 (January 21, 2014 as to the effects of the subsequently identified material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised))

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
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s 2012 Amended Annual Report on Form 10-K/A.

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

(a) Documents filed, or furnished as applicable, as part of the 2012 Amended Annual Report on Form 10-K/A:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2012, 2011 and 2010:

II. Valuation and Qualifying Accounts Page 159

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

Documents indicated by three asterisks (***) were previously filed with the Form 10-K for the fiscal year ended December 31, 2012 as originally filed with the Securities and Exchange Commission on March 1, 2013.

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

10.27.2***
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

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1***	List of Subsidiaries of General Cable
23.1**	Consent of Deloitte & Touche LLP.
24.1***	Power of Attorney
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

**	Filed or furnished, as applicable, herewith.

***	Previously filed with the Form 10-K for the fiscal year ended December 31, 2012 as originally filed with the Securities and Exchange Commission on March 1, 2013.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights. KY

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in total equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 22 and Note 23 to the consolidated financial statements, the accompanying 2012, 2011, and 2010 consolidated financial statements have been restated to correct errors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, January 21, 2014 as to the effects of the subsequently identified material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised), expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 1, 2013 (January 21, 2014 as to the effects of the restatement discussed in Note 22 and Note 23 and the effects of the retrospective adoption of Accounting Standards Update No. 2011-11 discussed in Note 2 to the consolidated financial statements)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Net sales	$6,059.5	$5,808.2	$4,856.0
Cost of sales	5,434.6	5,213.9	4,316.1
Gross profit	624.9	594.3	539.9
Selling, general and administrative expenses	425.5	379.7	332.1
Operating income	199.4	214.6	207.8
Other income (expense)	(2.9)	(31.7)	(28.1)
Interest income (expense):
Interest expense	(106.8)	(99.2)	(77.0)
Interest income	6.5	7.7	5.4
Loss on extinguishment of debt	(9.3)	—	—
	(109.6)	(91.5)	(71.6)
Income before income taxes	86.9	91.4	108.1
Income tax provision	(78.6)	(38.6)	(45.9)
Equity in net earnings of affiliated companies	1.7	2.9	1.4
Net income including noncontrolling interest	10.0	55.7	63.6
Less: preferred stock dividends	0.3	0.3	0.3
Less: net income attributable to noncontrolling interest	5.7	0.9	7.1
Net income attributable to Company common shareholders	$4.0	$54.5	$56.2
EPS
Earnings per common share-basic	$0.08	$1.05	$1.08
Weighted average common shares-basic	49.7	51.9	52.1
Earnings per common share-assuming dilution	$0.08	$1.02	$1.06
Weighted average common shares-assuming dilution	51.1	53.7	53.1
Comprehensive income (loss):
Net income (loss)	10.0	55.7	63.6
Currency translation gain (loss)	9.9	(60.6)	(9.4)
Defined benefit plan adjustments, net of tax $7.3 million in 2012, $12.2 million in 2011 and $0.6 million in 2010	$(21.3)	$(18.0)	$(2.3)
Change in fair value of derivatives, net of tax $3.0 million in 2012, $8.2 million in 2011 and $8.4 million in 2010	$6.0	$(37.6)	$21.5
Comprehensive income (loss), net of tax	$4.6	$(60.5)	$73.4
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	$7.5	$(5.1)	$(12.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(2.9)	$(55.4)	$86.2
(1) See Note 23 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

Assets	Dec 31, 2012	Dec 31, 2011
	(as restated)(1)	(as restated)(1)
Current Assets:
Cash and cash equivalents	$622.3	$434.1
Receivables, net of allowances of $38.3 million in 2012 and $21.2 million in 2011	1,182.1	1,074.7
Inventories	1,273.6	1,243.7
Deferred income taxes	39.5	43.7
Prepaid expenses and other	133.0	102.8
Total current assets	3,250.5	2,899.0
Property, plant and equipment, net	1,193.9	1,018.5
Deferred income taxes	12.8	16.2
Goodwill	187.6	171.4
Intangible assets, net	202.9	181.5
Unconsolidated affiliated companies	18.9	18.3
Other non-current assets	66.0	71.0
Total assets	$4,932.6	$4,375.9
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$1,003.0	$946.5
Accrued liabilities	496.1	498.5
Current portion of long-term debt	511.2	156.3
Total current liabilities	2,010.3	1,601.3
Long-term debt	938.9	892.6
Deferred income taxes	223.9	198.2
Other liabilities	292.7	245.9
Total liabilities	3,465.8	2,938.0
Commitments and Contingencies
Redeemable noncontrolling interest	18.6	—
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 76,002 in 2012 and 76,002 in 2011	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2012 — 49,693,532 (net of 8,738,094 treasury shares) 2011 — 49,697,763 (net of 8,758,267 treasury shares)	0.6	0.6
Additional paid-in capital	676.7	666.7
Treasury stock	(137.0)	(136.5)
Retained earnings	892.2	888.2
Accumulated other comprehensive income (loss)	(104.6)	(97.4)
Total Company shareholders’ equity	1,331.7	1,325.4
Noncontrolling interest	116.5	112.5
Total equity	1,448.2	1,437.9
Total liabilities and equity	$4,932.6	$4,375.9
(1) See Note 23 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
	(as restated)(1)	(as restated)(1)	(as restated)(1)
Cash flows of operating activities:
Net income including noncontrolling interest	$10.0	$55.7	$63.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115.2	111.6	101.6
Amortization on restricted stock awards	2.2	3.4	4.2
Foreign currency exchange (gain) loss	5.8	12.8	21.9
Loss on extinguishment of debt	9.3	—	—
Convertible debt instruments noncash interest charges	22.1	20.7	19.2
Deferred income taxes	10.6	7.4	20.7
Excess tax (benefits) deficiencies from stock-based compensation	0.6	(1.0)	0.1
(Gain) loss on disposal of property	2.1	(2.6)	(2.1)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	35.1	(53.9)	(93.7)
(Increase) decrease in inventories	105.9	(180.1)	(169.8)
(Increase) decrease in other assets	(31.9)	(3.0)	(34.6)
Increase (decrease) in accounts payable, accrued and other liabilities	(14.4)	126.8	166.7
Net cash flows of operating activities	272.6	97.8	97.8
Cash flows of investing activities:
Capital expenditures	(108.6)	(121.5)	(115.3)
Proceeds from properties sold	4.5	6.5	9.1
Acquisitions, net of cash acquired	(286.5)	—	(30.6)
Other	0.3	0.3	4.1
Net cash flows of investing activities	(390.3)	(114.7)	(132.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)	1.0	(0.1)
Proceeds from other debt	1,473.6	1,891.4	752.2
Repayments of other debt	(1,560.8)	(1,835.8)	(710.6)
Issuance of long term debt	600.0	—	—
Settlement of long term debt including fees and expenses	(217.7)	—	—
Dividends paid to non-controlling interest	(3.5)	(3.8)	(4.3)
Repurchase of common shares	(1.2)	(62.5)	—
Proceeds from exercise of stock options	0.1	1.5	0.4
Net cash flows of financing activities	289.6	(8.5)	37.3
Effect of exchange rate changes on cash and cash equivalents	16.3	0.8	(43.1)
Increase (decrease) in cash and cash equivalents	188.2	(24.6)	(40.7)
Cash and cash equivalents — beginning of period	434.1	458.7	499.4
Cash and cash equivalents — end of period	$622.3	$434.1	$458.7
Supplemental Information
Cash paid during the period for:
Income tax payments	$38.8	$33.5	$75.3
Interest paid	$64.5	$63.2	$44.0
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$27.4	$40.1	$34.7
(1) See Note 23 - Restatement of Consolidated Financial Statements
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity
(dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Balance, December 31, 2009 (as restated)(2)	$1,472.9	76	$3.8	52,008	$0.6	$637.1	$(72.9)	$777.5	$(16.9)	$1,329.2	$143.7
Comprehensive income (loss) (as restated)	73.4							56.5	29.7	86.2	(12.8)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				109
Stock option and RSU expense	5.1					5.1				5.1
Exercise of stock options	0.4			33		0.4				0.4
Treasury shares related to nonvested stock vesting	(0.6)			(20)			(0.6)			(0.6)
Amortization of nonvested shares	4.2					4.2				4.2
Excess tax benefits from stock-based Compensation	(0.1)					(0.1)				(0.1)
Dividends paid to non-controlling interest	(4.3)					—				—	(4.3)
Other	1.7			(14)		6.1	(0.5)	—		5.6	(3.9)
Balance, December 31, 2010 (as restated)	$1,552.4	76	$3.8	52,116	$0.6	$652.8	$(74.0)	$833.7	$12.8	$1,429.7	$122.7
Comprehensive income (loss) (as restated)	(60.5)							54.8	(110.2)	(55.4)	(5.1)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				—
Stock option and RSU expense	8.3					8.3				8.3
Exercise of stock options	1.5			122	—	1.5				1.5
Treasury shares related to nonvested stock vesting	(0.5)			(13)			(0.5)			(0.5)
Amortization of nonvested shares	3.4					3.4				3.4
Excess tax benefits (deficiencies) from stock-based compensation	1.0					1.0				1.0
Dividends paid to non-controlling interest	(3.8)										(3.8)
Repurchase of common shares	(62.5)			(2,529)			(62.5)			(62.5)
Other	(1.1)			2	—	(0.3)	0.5			0.2	(1.3)
Balance, December 31, 2011 (as restated) (1)	$1,437.9	76	$3.8	49,698	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$1,325.4	$112.5
Comprehensive income (loss) (as restated)	4.6							4.3	(7.2)	(2.9)	7.5
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	10.0					10.0				10.0
Exercise of stock options	0.1			14	—	0.1				0.1
Treasury shares related to nonvested stock vesting	(0.8)			(25)			(0.8)			(0.8)
Amortization of nonvested shares	2.3					2.3				2.3
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)					(0.6)				(0.6)
Dividends paid to non-controlling interest	(3.5)										(3.5)
Repurchase of common shares	(1.2)			(50)			(1.2)			(1.2)
Other	(0.3)			56	—	(1.8)	1.5			(0.3)	—
Balance, December 31, 2012 (as restated) (1)	$1,448.2	76	$3.8	49,693	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$1,331.7	$116.5

(1) See Note 23 - Restatement of Consolidated Financial Statements
(2) As of December 31, 2009 Retained Earnings was reduced by $20.4 million and $8.2 million for the effect of Restatement No. 1 and Restatement No. 2, respectively.  As of December 31, 2009 Accumulated Other Comprehensive Loss was increased by $8.0 million for the effect of Restatement No. 1. As of December 31, 2009 Noncontrolling Interest was reduced by $0.3 million for the effect of Restatement No. 2.
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
Historically, the Company has not experienced material changes in estimates as it relates to the revenue recognized under the percentage of completion method. However, in the fourth quarter of 2012 changes in estimates across all submarine turnkey projects in the European segment resulted in a reduction to gross profit of $27.5 million, with $20.8 million of the reduction associated with one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility. Equipment failure at the German facility resulted in costs, for this particular project, related to cable damage, equipment repairs and ship rental of $13.3 million. Further revision of this project's profitability, due to changes in estimates, resulted in a reduction of margin by $7.5 million. The project was approximately 40% complete as of December 31, 2012. There was no material impact to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2011 or 2010.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2012, the Company had recorded a net deferred tax liability of $172.2 million ($38.9 million net current deferred tax asset less $211.1 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2012, the Company recorded a valuation allowance of $77.8 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
The following accounting pronouncements were adopted and became effective with respect to the Company in 2012 and 2011 or will become effective with respect to the Company in 2013:

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

In September 2011, the FASB issued ASU No. 2011-08 accounting guidance related to the testing of goodwill for impairment
ASC 350 - Intangibles-Goodwill and Other. Under this guidance, entities will have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. This guidance will become effective for the Company on December 31, 2012. The adoption of this guidance did not have have a material impact on the consolidated financial statements.
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

	Year Ended December 31,
	2012	2012	2011	2011
	(as restated)	(pro forma)	(as restated)	(pro forma)
Net sales	$6,059.5	$6,804.3	$5,808.2	$6,776.8
Net income (loss) attributable to Company common shareholders	$4.0	$22.7	$54.5	$54.0
Earnings (loss) per common share - assuming dilution	$0.08	$0.44	$1.02	$1.01

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
The Company completed an acquisition in Brazil in 2012. The results of operations of the acquired business have been included in the Consolidated Financial Statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes. There have been no divestitures in the year ended December 31, 2012. No material acquisitions or divestitures were made in the year ended December 31, 2011. In the year ended December 31, 2010 we completed several acquisitions, equity investments, and joint ventures in Egypt, France, Oman, Pakistan, and South Africa. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisition and have been determined to be individually and collectively immaterial for disclosure purposes. No material divestitures were made in the year ended December 31, 2010.
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
Effective January 1, 2011, the Central Bank of Venezuela and the Ministry of Finance published an amendment to Convenio Cambiario No. 14 (the Exchange Law), whereby the official exchange rate was set at 4.30 BsF per U.S. dollar, eliminating the 2.60 BsF per U.S. dollar rate previously established for essential goods in the first quarter of 2010. Thereafter, the Company can only import copper at the 4.30 BsF per U.S. dollar rate. In the year ended December 31, 2011, the Company purchased 19.1 million pounds of copper at the 4.30 BsF per U.S. dollar rate recording no foreign currency gains or losses. In the second quarter of 2010, the Company received authorization to purchase dollars to import copper at the official exchange rate for essential goods of 2.60 BsF per U.S. dollar. In 2010, the Company recorded $16.6 million in foreign exchange gains related to transactions completed at the 2.60 BsF per U.S. dollar essential rate. Copper imports prior to the approval were imported at the parallel rate of about 6.88 BsF per U.S. dollar, which was closed on June 9, 2010. In 2010, the Company recorded $10.7 million in foreign exchange losses related to copper imports at this parallel rate. Refer to Item 7 - MD&A – Venezuelan Operations for additional detail and Note 24 - Subsequent Events.
5. Inventories
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	Dec 31, 2012	Dec 31, 2011
Raw materials	$332.0	$293.8
Work in process	211.8	193.3
Finished goods	729.8	756.6
Total	$1,273.6	$1,243.7
At December 31, 2012 and 2011, the Company had approximately $27.3 million and $26.4 million, respectively of consignment inventory at locations not operated by the Company with approximately 92% and 85%, respectively, of the consignment inventory located throughout the United States and Canada.
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2012	Dec 31, 2011
Land	$124.8	$107.3
Buildings and leasehold improvements	375.3	302.2
Machinery, equipment and office furnishings	1,257.1	1,051.3
Construction in progress	77.5	94.2
Total — gross book value	1,834.7	1,555.0
Less accumulated depreciation	(640.8)	(536.5)
Total — net book value	$1,193.9	$1,018.5
Depreciation expense totaled $102.5 million, $97.6 million and $85.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Capital leases included within property, plant and equipment on the balance sheet were $10.9 million at December 31, 2012 and $7.8 million at December 31, 2011. Accumulated depreciation on capital leases was $3.7 million at December 31, 2012 and $2.6 million at December 31, 2011.

7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2010	$2.3	$6.8	$169.4	$178.5	$2.4	$0.5	$136.0	$138.9
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	—	(4.5)	(2.6)	(7.1)	—	—	(3.8)	(3.8)
Balance, December 31, 2011	$2.3	$2.3	$166.8	$171.4	$2.4	$0.5	$132.2	$135.1
Acquisitions	11.6	—	3.7	15.3	—	—	—	—
Currency translation and other adjustments	(0.3)	(0.1)	1.3	0.9	—	—	0.7	0.7
Balance, December 31, 2012	$13.6	$2.2	$171.8	$187.6	$2.4	$0.5	$132.9	$135.8
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

8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2012	Dec 31, 2011
Payroll related accruals	$83.5	$62.2
Customers deposits and prepayments	113.8	166.4
Taxes other than income	45.2	37.4
Customer rebates	59.2	61.1
Insurance claims and related expenses	20.1	18.8
Current and deferred income tax liabilities	21.6	17.4
Derivative liability	8.8	30.2
Other accrued liabilities	143.9	105.0
Total	$496.1	$498.5
Restructuring Accrual
Over the last several years, the Company has incurred expenses as a result of cost management efforts in Europe. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In 2012 and 2011, the Company incurred $7.5 million and $5.3 million in charges related to the substantial completion of negotiations with the works council of various operations in Europe to permanently reduce manufacturing personnel. The 2012 expenses were incurred and paid in 2012; therefore, the accrual balance at December 31, 2012 was immaterial. The 2011 expenses were incurred and paid in 2011; therefore, the accrual balance at December 31, 2011 was immaterial. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan were immaterial.
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
As of  December 31, 2012 and December 31, 2011 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheet.  As of  December 31, 2012 and December 31, 2011 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2012 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. As of December 31, 2011 there were contracts held by the Company that required $0.7 million in collateral to secure the Company's derivative liability positions.
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

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
United States	$38.4	$51.2	$32.1
Foreign	48.5	40.2	76.0
Total	$86.9	$91.4	$108.1
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Current tax expense:
Federal	$12.0	$(8.6)	$(32.7)
State	3.4	(0.4)	(2.1)
Foreign	52.6	40.2	60.0
Deferred tax expense (benefit):
Federal	5.7	19.3	24.1
State	(0.6)	1.7	0.3
Foreign	5.5	(13.6)	(3.7)
Total	$78.6	$38.6	$45.9
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Income tax expense (benefit) at Federal statutory tax rate	$30.4	$32.0	$37.8
Foreign tax rate differential	(0.2)	0.1	(3.9)
Foreign withholding tax and surcharges	4.7	3.4	4.9
Change in valuation allowance	31.2	5.3	9.5
Change in uncertain tax positions	11.7	(4.8)	(11.4)
Nondeductible / nontaxable items	(0.3)	1.9	6.4
Other (net)	1.1	0.7	2.6
Total	$78.6	$38.6	$45.9

The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2012	Dec 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$78.6	$54.2
Pension and retiree benefits accruals	46.4	34.2
Inventory	20.0	15.9
Depreciation and fixed assets	7.7	6.7
Tax credit carryforwards	6.5	6.9
Other liabilities	49.8	53.9
Valuation allowance	(77.8)	(40.0)
Total deferred tax assets	131.2	131.8
Deferred tax liabilities:
Convertible debt discount	147.7	131.2
Inventory	1.5	2.2
Depreciation and fixed assets	89.1	82.9
Intangibles	58.8	44.0
Other	6.3	18.6
Total deferred tax liabilities	303.4	278.9
Net deferred tax assets (liabilities)	$(172.2)	$(147.1)

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
As of December 31, 2012, the Company has recorded approximately $77.8 million of valuation allowance to adjust deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
The Company has recognized deferred tax assets of approximately $8.3 million for tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
New Zealand	$11.2	Indefinite
Spain	6.9	2026 - 2027
Colombia	5.6	Indefinite
Others	4.1	Various
Total	$27.8
The Company also has various foreign subsidiaries with approximately $237 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are essentially permanent in duration. That excess was approximately $785 million as of December 31, 2012. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical.
The Company applies ASC 740 - Income Taxes in determining unrecognized tax benefits. ASC 740 - Income Taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Unrecognized Tax Benefit — Beginning balance	$58.8	$66.1	$79.4
Gross Increases — Tax Positions in Prior Period	3.4	2.1	4.7
Gross Decreases — Tax Positions in Prior Period	(4.2)	(4.9)	(10.3)
Gross Increases — Tax Positions in Current Period	15.1	8.0	14.2
Gross Increases — Business Combinations	—	—	—
Settlements	—	(0.3)	—
Lapse of Statute of Limitations	(9.6)	(11.4)	(22.9)
Foreign Currency Translation	0.7	(0.8)	1.0
Unrecognized Tax Benefit — Ending Balance	$64.2	$58.8	$66.1
Included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $61.7 million, $54.3 million and $58.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2012, 2011 and 2010 are $2.5 million, $4.5 million and $7.8 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
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
13. Total Equity
The components of accumulated other comprehensive income (loss) as of December 31, 2012 and December 31, 2011, respectively, consisted of the following (in millions):

	Fiscal Years Ended
	December 31, 2012		December 31, 2011
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(27.9)	$(16.8)	$(36.3)	$(18.3)
Pension adjustments, net of tax	(84.4)	(3.1)	(63.0)	(3.2)
Change in fair value of derivatives, net of tax	0.1	(0.4)	(5.7)	(0.6)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(104.6)	$(20.3)	$(97.4)	$(22.1)
Comprehensive income consists of the following (in millions):

	Fiscal Years Ended
	December 31, 2012		December 31, 2011
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Net income (1)	4.3	$5.7	$54.8	$0.9
Currency translation gain (loss)	8.4	1.5	(57.1)	(3.5)
Defined benefit plan adjustments, net of tax	(21.4)	0.1	(15.6)	(2.4)
Change in fair value of derivatives, net of tax	5.8	0.2	(37.5)	(0.1)
Comprehensive income (loss)	$(2.9)	$7.5	$(55.4)	$(5.1)

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
A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Earnings per share — basic:
Net income attributable to Company common shareholders — for basic EPS computation (1)	$4.0	$54.5	$56.2
Weighted average shares outstanding for basic EPS computation (2,3)	49.7	51.9	52.1
Earnings per common share — basic (3)	$0.08	$1.05	$1.08
Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$4.0	$54.5	$56.2
Add: Preferred stock dividends on convertible stock	0.3	0.3	0.3
Net income attributable to Company common shareholders — for diluted EPS computation (1)	$4.3	$54.8	$56.5
Weighted average shares outstanding including nonvested shares	49.7	51.9	52.1
Dilutive effect of convertible bonds	—	0.6	—
Dilutive effect of stock options and restricted stock units	1.0	0.8	0.6
Dilutive effect of assumed conversion of preferred stock	0.4	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	51.1	53.7	53.1
Earnings per common share — assuming dilution	$0.08	$1.02	$1.06

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
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

	Year Ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Net Sales:
North America	$2,340.2	$2,120.2	$1,785.0
Europe and Mediterranean	1,684.2	1,737.9	1,499.0
ROW	2,035.1	1,950.1	1,572.0
Total	$6,059.5	$5,808.2	$4,856.0
Segment Operating Income:
North America	$126.1	$121.8	$96.9
Europe and Mediterranean	(13.0)	30.3	36.8
ROW	86.3	62.5	74.1
Total	$199.4	$214.6	$207.8
Capital Expenditures:
North America	$25.3	$22.2	$20.5
Europe and Mediterranean	35.3	41.1	32.9
ROW	48.0	58.2	61.9
Total	$108.6	$121.5	$115.3
Depreciation Expense:
North America	$30.0	$27.2	$28.9
Europe and Mediterranean	38.0	38.3	35.8
ROW	34.5	32.1	20.4
Total	$102.5	$97.6	$85.1
Total Assets:
North America	$1,483.4	$1,026.8
Europe and Mediterranean	1,329.6	1,435.1
ROW	2,119.6	1,914.0
Total	$4,932.6	$4,375.9
Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Electric Utility	$2,004.8	$1,792.8	$1,492.5
Electrical Infrastructure	1,611.5	1,708.3	1,345.7
Construction	1,519.0	1,395.3	1,196.7
Communications	651.2	655.3	593.7
Rod Mill Products	273.0	256.5	227.4
Total	$6,059.5	$5,808.2	$4,856.0

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2012	Dec 31, 2011
United States	$1,859.5	$1,712.2	$1,471.6	$337.9	$238.3
Canada	441.3	379.8	316.4	45.6	16.8
France	494.9	506.0	445.2	78.3	78.3
Brazil	477.6	420.4	307.8	121.3	120.9
Spain	319.0	400.1	405.6	169.8	180.0
Others	2,467.2	2,389.7	1,909.4	929.2	842.6
Total	$6,059.5	$5,808.2	$4,856.0	$1,682.1	$1,476.9
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

General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2012 were as follows: 2013 — $41.0 million, 2014 — $33.5 million, 2015 — $31.8 million, 2016 — $27.4 million, 2017 — $18.6 million and thereafter $18.6 million. Rental expense recorded in income from continuing operations was $29.8 million, $20.7 million and $19.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
19. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2012 and 2011, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $18.9 million and $18.3 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations and comprehensive income (loss) under “Equity in net earnings of affiliated companies.” In 2012, 2011 and 2010, equity in net earnings of affiliated companies was $1.7 million, $2.9 million, and $1.4 million, respectively. As of December 31, 2012, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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
The Company has revised the method used to calculate the quarterly amounts to correct the inventory theft and accounting errors in Brazil.  The adjustments are not materially different in any given interim period from the amounts calculated in arriving at the revised amounts previously presented.  Summarized historical quarterly financial data for 2012 and 2011 restated for the effects of the errors more fully described in Note 23 - Restatement of Consolidated Financial Statements to the consolidated financial statements, are set forth below (in millions, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)(1)	(as restated)(2)	(as restated)(3)	(as restated)(4)
2012 - As Originally Filed
Net sales	$1,432.5	$1,478.1	$1,500.6	$1,603.1
Gross profit	147.2	177.0	163.0	133.2
Net income (loss) attributable to Company common shareholders	24.9	21.8	(20.6)	(17.2)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	25.0	21.9	(20.5)	(17.2)
Earnings (loss) per common share — basic	$0.50	$0.44	$(0.41)	$(0.35)
Earnings (loss) per common share — assuming dilution	$0.49	$0.43	$(0.41)	$(0.35)
2012 - Effect of Restatement #1
Net sales	$—	$—	$—	$—
Gross profit	(2.7)	(3.5)	—	—
Net income (loss) attributable to Company common shareholders	(2.2)	(3.0)	—	—
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(2.2)	(3.0)	—	—
Earnings (loss) per common share — basic	$(0.04)	$(0.06)	$—	$—
Earnings (loss) per common share — assuming dilution	$(0.04)	$(0.06)	$—	$—
2012 - Restatement #1
Net sales	$1,432.5	$1,478.1	$1,500.6	$1,603.1
Gross profit	144.5	173.5	163.0	133.2
Net income (loss) attributable to Company common shareholders	22.7	18.8	(20.6)	(17.2)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	22.8	18.9	(20.5)	(17.2)
Earnings (loss) per common share — basic	$0.46	$0.38	$(0.41)	$(0.35)
Earnings (loss) per common share — assuming dilution	$0.45	$0.37	$(0.41)	$(0.35)
2012 - Effect of Restatement #2
Net sales	$17.0	$(2.9)	$12.0	$19.1
Gross profit	4.6	0.2	2.4	3.5
Net income (loss) attributable to Company common shareholders	2.2	(1.1)	(2.3)	1.5
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	2.2	(1.1)	(2.3)	1.5
Earnings (loss) per common share — basic	$0.04	$(0.02)	$(0.05)	$0.03
Earnings (loss) per common share — assuming dilution	$0.04	$(0.02)	$(0.05)	$0.03
2012 - Restated
Net sales	$1,449.5	$1,475.2	$1,512.6	$1,622.2
Gross profit	149.1	173.7	165.4	136.7
Net income (loss) attributable to Company common shareholders	24.9	17.7	(22.9)	(15.7)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	25.0	17.8	(22.8)	(15.7)
Earnings (loss) per common share — basic	$0.50	$0.36	$(0.46)	$(0.32)
Earnings (loss) per common share — assuming dilution	$0.49	$0.35	$(0.46)	$(0.32)

(1) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended March 30, 2012 filed by the Company on May 4, 2012. The “Restatement #1” rows correspond to Form 10-Q/A for the fiscal quarter ended March 30, 2012 filed by the Company on March 1, 2013.

(2) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended June 29, 2012 filed by the Company on August 3, 2012. The “Restatement #1” rows correspond to Form 10-Q/A for the fiscal quarter ended June 29, 2012 filed by the Company on March 1, 2013.

(3) In the above table, the “As Originally Filed” rows correspond to Form 10-Q for the fiscal quarter ended September 28, 2012 filed by the Company on March 1, 2013.

(4) In the above table, the “As Originally Filed” rows correspond to Note 21 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.

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

(4) In the above table, the “As Originally Filed” rows correspond to Note 20 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012. The “Restatement #1” rows correspond to Note 21 - Quarterly Operating Results (Unaudited) as stated in the Form 10-K/A for the fiscal year ended December 31, 2011 filed by the Company on March 1, 2013.
Quarterly results have been impacted by changes in volume, copper and aluminum prices as well as seasonal factors inherent in the Company's businesses.

22. Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% Senior Notes due in 2022, the $355.0 million of 0.875% Convertible Notes due in 2013 and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. In December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The years ended December 31, 2011 and 2010 Condensed Statements of Operations and Comprehensive Income (Loss) Information, the December 31, 2011 Condensed Balance Sheet Information and the years ended December 31, 2011 and 2010 Condensed Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the years ended December 31, 2011 and 2010 and overstated inventory balances as of December 31, 2011. The Company also identified additional errors related to foreign currency adjustments between the Company's U.S. and Canadian subsidiaries and within the Company's Mexican subsidiary. As a result, the Company restated its previously issued consolidated financial statements and the quarterly operating results (unaudited), included in its Amendment No. 1 to the Company's 2011 Annual Report on Form 10-K/A, and the previously issued condensed consolidated financial statements included in its Amendment No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012 filed on March 1, 2013.
The 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”) and this Amendment No. 1 to its Annual Report on Form 10-K/A (the “2012 Amended Annual Report on Form 10-K/A”) include the restated Consolidated Statements of Operations and Comprehensive Income (Loss) and the restated Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the restated Consolidated Balance Sheet as of December 31, 2011. The restatement of previously issued consolidated financial statements is referred to as “Restatement No. 1”.
In remediating the material weaknesses associated with Restatement No. 1 the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT assets in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the accompanying restated consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 (“Restatement No. 2”).
The following Supplemental Guarantor and Parent Company Condensed Financial Information has been restated and recast for the effects of Restatement No. 1, the effects of the removal of the Canadian subsidiaries as guarantor subsidiaries and the effects of Restatement No. 2, which are each reflected in separate tables. The effects of Restatement No. 1 and the effects of Restatement No. 2 are further described in Note 23 - Restatement of Consolidated Financial Statements.
For the year ended December 31, 2012 Condensed Statement of Operations and Comprehensive Income (Loss) Information, Condensed Balance Sheet Information and Condensed Statement of Cash Flow Information, the respective amounts presented in the "As Originally Filed" tables correspond to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013. For the year ended December 31, 2011 Condensed Statement of Operations and Comprehensive Income (Loss) Information, Condensed Balance Sheet Information and Condensed Statement of Cash Flow Information, the respective amounts presented in the "As Originally Filed" tables correspond to Form 10-K for the fiscal year ended December 31, 2011 filed by the Company on February 23, 2012. For the year ended December 31, 2010 Condensed Statement of Operations and Comprehensive Income (Loss) Information and Condensed Statement of Cash Flow Information, the respective amounts presented in the "As Originally Filed" tables correspond to Form 10-K for the fiscal year ended December 31, 2010 filed by the Company on February 25, 2011.
Before consideration of the Parent Company's and Guarantor Subsidiaries' proportionate share of their respective equity adjustments for net income (loss) applicable to Company common shareholders and other comprehensive income (loss), each of the errors described above and in further detail in Note 23 impact the condensed financial information of the Non-Guarantor Subsidiaries, except for one immaterial error that impacts the condensed financial information of the Guarantor Subsidiaries. The effect of this error is an overstatement of the income tax provision for the year ended December 31, 2012 and has been reflected in the "Effect of Restatement #2" table.
The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the Parent Company and Guarantor Subsidiaries for the years ended December 31, 2012, 2011, and 2010 have been restated in the respective "Effect of Restatement

#2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations, which were previously omitted from the prior filings.
Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,015.8	$3,998.5	$—	$6,014.3
Intercompany	54.4	150.3	320.6	(525.3)	—
	54.4	2,166.1	4,319.1	(525.3)	6,014.3
Cost of sales	—	1,903.6	3,967.4	(470.9)	5,400.1
Gross profit	54.4	262.5	351.7	(54.4)	614.2
Selling, general and administrative expenses	41.5	150.6	281.7	(54.4)	419.4
Operating income	12.9	111.9	70.0	—	194.8
Other income (expense)	—	—	(2.9)	—	(2.9)
Interest income (expense):
Interest expense	(70.6)	(96.1)	(48.0)	107.9	(106.8)
Interest income	91.6	15.5	7.3	(107.9)	6.5
Loss on extinguishment of debt	(9.3)	—	—	—	(9.3)
	11.7	(80.6)	(40.7)	—	(109.6)
Income before income taxes	24.6	31.3	26.4	—	82.3
Income tax benefit (provision)	(10.9)	(12.4)	(50.9)	—	(74.2)
Equity in net income of subsidiaries	(9.7)	(28.6)	1.2	38.8	1.7
Net income including noncontrolling interest	4.0	(9.7)	(23.3)	38.8	9.8
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	5.8	—	5.8
Net income applicable to Company common shareholders	$3.7	$(9.7)	$(29.1)	$38.8	$3.7
Comprehensive income (loss):
Net income (loss)	$4.0	$(9.7)	$(23.3)	$38.8	$9.8
Currency translation gain (loss)	0.8	4.0	4.0	—	8.8
Defined benefit plan adjustments, net of tax	—	(1.3)	(20.0)	—	(21.3)
Change in fair value of derivatives, net of tax	—	3.2	2.8	—	6.0
Comprehensive income (loss), net of tax	4.8	(3.8)	(36.5)	38.8	3.3
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	7.6	—	7.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$4.8	$(3.8)	$(44.1)	$38.8	$(4.3)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$45.2	$—	$45.2
Intercompany	—	—	—	—	—
	—	—	45.2	—	45.2
Cost of sales	—	—	34.5	—	34.5
Gross profit	—	—	10.7	—	10.7
Selling, general and administrative expenses	—	—	6.1	—	6.1
Operating income	—	—	4.6	—	4.6
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	4.6	—	4.6
Income tax benefit (provision)	—	1.4	(5.8)	—	(4.4)
Equity in net income of subsidiaries	0.3	(1.1)	—	0.8	—
Net income including noncontrolling interest	0.3	0.3	(1.2)	0.8	0.2
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net income applicable to Company common shareholders	$0.3	$0.3	$(1.1)	$0.8	$0.3
Comprehensive income (loss):
Net income (loss)	$0.3	$0.3	$(1.2)	$0.8	$0.2
Currency translation gain (loss)	7.6	3.6	1.1	(11.2)	1.1
Defined benefit plan adjustments, net of tax	(21.4)	(20.1)	—	41.5	—
Change in fair value of derivatives, net of tax	5.8	2.6	—	(8.4)	—
Comprehensive income (loss), net of tax	(7.7)	(13.6)	(0.1)	22.7	1.3
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(7.7)	$(13.6)	$—	$22.7	$1.4

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2012 - As Restated

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,015.8	$4,043.7	$—	$6,059.5
Intercompany	54.4	150.3	320.6	(525.3)	—
	54.4	2,166.1	4,364.3	(525.3)	6,059.5
Cost of sales	—	1,903.6	4,001.9	(470.9)	5,434.6
Gross profit	54.4	262.5	362.4	(54.4)	624.9
Selling, general and administrative expenses	41.5	150.6	287.8	(54.4)	425.5
Operating income	12.9	111.9	74.6	—	199.4
Other income (expense)	—	—	(2.9)	—	(2.9)
Interest income (expense):
Interest expense	(70.6)	(96.1)	(48.0)	107.9	(106.8)
Interest income	91.6	15.5	7.3	(107.9)	6.5
Loss on extinguishment of debt	(9.3)	—	—	—	(9.3)
	11.7	(80.6)	(40.7)	—	(109.6)
Income before income taxes	24.6	31.3	31.0	—	86.9
Income tax benefit (provision)	(10.9)	(11.0)	(56.7)	—	(78.6)
Equity in net income of subsidiaries	(9.4)	(29.7)	1.2	39.6	1.7
Net income including noncontrolling interest	4.3	(9.4)	(24.5)	39.6	10.0
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	5.7	—	5.7
Net income applicable to Company common shareholders	$4.0	$(9.4)	$(30.2)	$39.6	$4.0
Comprehensive income (loss):
Net income (loss)	$4.3	$(9.4)	$(24.5)	$39.6	$10.0
Currency translation gain (loss)	8.4	7.6	5.1	(11.2)	9.9
Defined benefit plan adjustments, net of tax	(21.4)	(21.4)	(20.0)	41.5	(21.3)
Change in fair value of derivatives, net of tax	5.8	5.8	2.8	(8.4)	6.0
Comprehensive income (loss), net of tax	(2.9)	(17.4)	(36.6)	61.5	4.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	7.5	—	7.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(2.9)	$(17.4)	$(44.1)	$61.5	$(2.9)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,070.3	$3,796.4	$—	$5,866.7
Intercompany	55.9	—	51.3	(107.2)	—
	55.9	2,070.3	3,847.7	(107.2)	5,866.7
Cost of sales	—	1,819.3	3,473.1	(51.3)	5,241.1
Gross profit	55.9	251.0	374.6	(55.9)	625.6
Selling, general and administrative expenses	44.6	142.8	246.1	(55.9)	377.6
Operating income	11.3	108.2	128.5	—	248.0
Other income (expense)	(0.1)	(0.5)	(31.1)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(45.9)	101.3	(99.2)
Interest income	88.6	12.0	8.4	(101.3)	7.7
	25.6	(79.6)	(37.5)	—	(91.5)
Income (loss) before income taxes	36.8	28.1	59.9	—	124.8
Income tax benefit (provision)	(15.8)	—	(26.7)	—	(42.5)
Equity in net income (loss) of subsidiaries	63.1	35.0	0.2	(95.4)	2.9
Net income including noncontrolling interest	84.1	63.1	33.4	(95.4)	85.2
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	1.1	—	1.1
Net income applicable to Company common shareholders	$83.8	$63.1	$32.3	$(95.4)	$83.8
Comprehensive income (loss):
Net income (loss)	$84.1	$63.1	$33.4	$(95.4)	$85.2
Currency translation gain (loss)	(0.5)	(32.3)	(36.2)	—	(69.0)
Defined benefit plan adjustments, net of tax	—	(18.9)	0.9	—	(18.0)
Change in fair value of derivatives, net of tax	—	(3.8)	(33.8)	—	(37.6)
Comprehensive income (loss), net of tax	83.6	8.1	(35.7)	(95.4)	(39.4)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(4.9)	—	(4.9)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$83.6	$8.1	$(30.8)	$(95.4)	$(34.5)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	17.9	—	17.9
Gross profit	—	—	(17.9)	—	(17.9)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(17.9)	—	(17.9)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(17.9)	—	(17.9)
Income tax benefit (provision)	—	—	(0.2)	—	(0.2)
Equity in net income (loss) of subsidiaries	(18.1)	(18.1)	—	36.2	—
Net income including noncontrolling interest	(18.1)	(18.1)	(18.1)	36.2	(18.1)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(18.1)	$(18.1)	$(18.1)	$36.2	$(18.1)
Comprehensive income (loss):
Net income (loss)	$(18.1)	$(18.1)	$(18.1)	$36.2	$(18.1)
Currency translation gain (loss)	—	—	5.9	—	5.9
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(18.1)	(18.1)	(12.2)	36.2	(12.2)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(18.1)	$(18.1)	$(12.2)	$36.2	$(12.2)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(213.3)	$213.3	$—	$—
Intercompany	—	116.4	153.6	(270.0)	—
	—	(96.9)	366.9	(270.0)	—
Cost of sales	—	(76.8)	346.8	(270.0)	—
Gross profit	—	(20.1)	20.1	—	—
Selling, general and administrative expenses	—	(12.1)	12.1	—	—
Operating income	—	(8.0)	8.0	—	—
Other income (expense)	—	0.3	(0.3)	—	—
Interest income (expense):
Interest expense	—	—	(3.0)	3.0	—
Interest income	—	3.0	—	(3.0)	—
	—	3.0	(3.0)	—	—
Income (loss) before income taxes	—	(4.7)	4.7	—	—
Income tax benefit (provision)	—	2.6	(2.6)	—	—
Equity in net income (loss) of subsidiaries	—	2.1	2.4	(4.5)	—
Net income including noncontrolling interest	—	—	4.5	(4.5)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$4.5	$(4.5)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$4.5	$(4.5)	$—
Currency translation gain (loss)	—	24.0	(24.0)	—	—
Defined benefit plan adjustments, net of tax	—	3.9	(3.9)	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	27.9	(23.4)	(4.5)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$27.9	$(23.4)	$(4.5)	$—

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(58.5)	$—	$(58.5)
Intercompany	—	—	—	—	—
	—	—	(58.5)	—	(58.5)
Cost of sales	—	—	(45.1)	—	(45.1)
Gross profit	—	—	(13.4)	—	(13.4)
Selling, general and administrative expenses	—	—	2.1	—	2.1
Operating income	—	—	(15.5)	—	(15.5)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(15.5)	—	(15.5)
Income tax benefit (provision)	—	—	4.1	—	4.1
Equity in net income (loss) of subsidiaries	(11.2)	(11.2)	—	22.4	—
Net income including noncontrolling interest	(11.2)	(11.2)	(11.4)	22.4	(11.4)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	(0.2)	—	(0.2)
Net income applicable to Company common shareholders	$(11.2)	$(11.2)	$(11.2)	$22.4	$(11.2)
Comprehensive income (loss):
Net income (loss)	$(11.2)	$(11.2)	$(11.4)	$22.4	$(11.4)
Currency translation gain (loss)	(56.6)	(48.3)	2.5	104.9	2.5
Defined benefit plan adjustments, net of tax	(15.6)	(0.6)	—	16.2	—
Change in fair value of derivatives, net of tax	(37.5)	(33.7)	—	71.2	—
Comprehensive income (loss), net of tax	(120.9)	(93.8)	(8.9)	214.7	(8.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(120.9)	$(93.8)	$(8.7)	$214.7	$(8.7)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,857.0	$3,951.2	$—	$5,808.2
Intercompany	55.9	116.4	204.9	(377.2)	—
	55.9	1,973.4	4,156.1	(377.2)	5,808.2
Cost of sales	—	1,742.5	3,792.7	(321.3)	5,213.9
Gross profit	55.9	230.9	363.4	(55.9)	594.3
Selling, general and administrative expenses	44.6	130.7	260.3	(55.9)	379.7
Operating income	11.3	100.2	103.1	—	214.6
Other income (expense)	(0.1)	(0.2)	(31.4)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(48.9)	104.3	(99.2)
Interest income	88.6	15.0	8.4	(104.3)	7.7
	25.6	(76.6)	(40.5)	—	(91.5)
Income (loss) before income taxes	36.8	23.4	31.2	—	91.4
Income tax benefit (provision)	(15.8)	2.6	(25.4)	—	(38.6)
Equity in net income (loss) of subsidiaries	33.8	7.8	2.6	(41.3)	2.9
Net income including noncontrolling interest	54.8	33.8	8.4	(41.3)	55.7
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	0.9	—	0.9
Net income applicable to Company common shareholders	$54.5	$33.8	$7.5	$(41.3)	$54.5
Comprehensive income (loss):
Net income (loss)	$54.8	$33.8	$8.4	$(41.3)	$55.7
Currency translation gain (loss)	(57.1)	(56.6)	(51.8)	104.9	(60.6)
Defined benefit plan adjustments, net of tax	(15.6)	(15.6)	(3.0)	16.2	(18.0)
Change in fair value of derivatives, net of tax	(37.5)	(37.5)	(33.8)	71.2	(37.6)
Comprehensive income (loss), net of tax	(55.4)	(75.9)	(80.2)	151.0	(60.5)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(5.1)	—	(5.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(55.4)	$(75.9)	$(75.1)	$151.0	$(55.4)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,740.2	$3,124.7	$—	$4,864.9
Intercompany	51.2	0.3	75.4	(126.9)	—
	51.2	1,740.5	3,200.1	(126.9)	4,864.9
Cost of sales	—	1,526.3	2,860.3	(75.7)	4,310.9
Gross profit	51.2	214.2	339.8	(51.2)	554.0
Selling, general and administrative expenses	40.3	131.7	210.8	(51.2)	331.6
Operating income	10.9	82.5	129.0	—	222.4
Other income (expense)	0.1	(0.9)	(27.3)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(24.9)	92.8	(77.0)
Interest income	81.6	10.9	5.7	(92.8)	5.4
	20.1	(72.5)	(19.2)	—	(71.6)
Income before income taxes	31.1	9.1	82.5	—	122.7
Income tax (provision)	(12.0)	20.8	(56.0)	—	(47.2)
Equity in net income of subsidiaries	50.4	20.5	0.1	(69.6)	1.4
Net income including noncontrolling interest	69.5	50.4	26.6	(69.6)	76.9
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.4	—	7.4
Net income applicable to Company common shareholders	$69.2	$50.4	$19.2	$(69.6)	$69.2
Comprehensive income (loss):
Net income (loss)	$69.5	$50.4	$26.6	$(69.6)	$76.9
Currency translation gain (loss)	1.6	(23.2)	14.9	—	(6.7)
Defined benefit plan adjustments, net of tax	—	(2.6)	0.3	—	(2.3)
Change in fair value of derivatives, net of tax	—	(10.7)	32.2	—	21.5
Comprehensive income (loss), net of tax	71.1	13.9	74.0	(69.6)	89.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(12.5)	—	(12.5)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$71.1	$13.9	$86.5	$(69.6)	$101.9

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	8.3	—	8.3
Gross profit	—	—	(8.3)	—	(8.3)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(8.3)	—	(8.3)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(8.3)	—	(8.3)
Income tax (provision)	—	—	0.5	—	0.5
Equity in net income of subsidiaries	(7.8)	(7.8)	—	15.6	—
Net income including noncontrolling interest	(7.8)	(7.8)	(7.8)	15.6	(7.8)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(7.8)	$(7.8)	$(7.8)	$15.6	$(7.8)
Comprehensive income (loss):
Net income (loss)	$(7.8)	$(7.8)	$(7.8)	$15.6	$(7.8)
Currency translation gain (loss)	—	(0.1)	(1.7)	—	(1.8)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(7.8)	(7.9)	(9.5)	15.6	(9.6)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(7.8)	$(7.9)	$(9.5)	$15.6	$(9.6)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(188.4)	$188.4	$—	$—
Intercompany	—	110.6	114.0	(224.6)	—
	—	(77.8)	302.4	(224.6)	—
Cost of sales	—	(65.7)	290.3	(224.6)	—
Gross profit	—	(12.1)	12.1	—	—
Selling, general and administrative expenses	—	(9.7)	9.7	—	—
Operating income	—	(2.4)	2.4	—	—
Other income (expense)	—	0.7	(0.7)	—	—
Interest income (expense):
Interest expense	—	—	(2.9)	2.9	—
Interest income	—	2.9	—	(2.9)	—
	—	2.9	(2.9)	—	—
Income before income taxes	—	1.2	(1.2)	—	—
Income tax (provision)	—	0.3	(0.3)	—	—
Equity in net income of subsidiaries	—	(1.5)	1.3	0.2	—
Net income including noncontrolling interest	—	—	(0.2)	0.2	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$(0.2)	$0.2	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.2)	$0.2	$—
Currency translation gain (loss)	—	3.2	(3.2)	—	—
Defined benefit plan adjustments, net of tax	—	2.9	(2.9)	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	6.1	(6.3)	0.2	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$6.1	$(6.3)	$0.2	$—

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(8.9)	$—	$(8.9)
Intercompany	—	—	—	—	—
	—	—	(8.9)	—	(8.9)
Cost of sales	—	—	(3.1)	—	(3.1)
Gross profit	—	—	(5.8)	—	(5.8)
Selling, general and administrative expenses	—	—	0.5	—	0.5
Operating income	—	—	(6.3)	—	(6.3)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income before income taxes	—	—	(6.3)	—	(6.3)
Income tax (provision)	—	—	0.8	—	0.8
Equity in net income of subsidiaries	(5.2)	(5.2)	—	10.4	—
Net income including noncontrolling interest	(5.2)	(5.2)	(5.5)	10.4	(5.5)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to noncontrolling interest	—	—	(0.3)	—	(0.3)
Net income applicable to Company common shareholders	$(5.2)	$(5.2)	$(5.2)	$10.4	$(5.2)
Comprehensive income (loss):
Net income (loss)	$(5.2)	$(5.2)	$(5.5)	$10.4	$(5.5)
Currency translation gain (loss)	8.2	28.3	(0.9)	(36.5)	(0.9)
Defined benefit plan adjustments, net of tax	(2.3)	(2.6)	—	4.9	—
Change in fair value of derivatives, net of tax	22.2	32.9	—	(55.1)	—
Comprehensive income (loss), net of tax	22.9	53.4	(6.4)	(76.3)	(6.4)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.3)	—	(0.3)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$22.9	$53.4	$(6.1)	$(76.3)	$(6.1)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2010 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,551.8	$3,304.2	$—	$4,856.0
Intercompany	51.2	110.9	189.4	(351.5)	—
	51.2	1,662.7	3,493.6	(351.5)	4,856.0
Cost of sales	—	1,460.6	3,155.8	(300.3)	4,316.1
Gross profit	51.2	202.1	337.8	(51.2)	539.9
Selling, general and administrative expenses	40.3	122.0	221.0	(51.2)	332.1
Operating income	10.9	80.1	116.8	—	207.8
Other income (expense)	0.1	(0.2)	(28.0)	—	(28.1)
Interest income (expense):
Interest expense	(61.5)	(83.4)	(27.8)	95.7	(77.0)
Interest income	81.6	13.8	5.7	(95.7)	5.4
	20.1	(69.6)	(22.1)	—	(71.6)
Income before income taxes	31.1	10.3	66.7	—	108.1
Income tax (provision)	(12.0)	21.1	(55.0)	—	(45.9)
Equity in net income of subsidiaries	37.4	6.0	1.4	(43.4)	1.4
Net income including noncontrolling interest	56.5	37.4	13.1	(43.4)	63.6
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income attributable to noncontrolling interest	—	—	7.1	—	7.1
Net income applicable to Company common shareholders	$56.2	$37.4	$6.0	$(43.4)	$56.2
Comprehensive income (loss):
Net income (loss)	$56.5	$37.4	$13.1	$(43.4)	$63.6
Currency translation gain (loss)	9.8	8.2	9.1	(36.5)	(9.4)
Defined benefit plan adjustments, net of tax	(2.3)	(2.3)	(2.6)	4.9	(2.3)
Change in fair value of derivatives, net of tax	22.2	22.2	32.2	(55.1)	21.5
Comprehensive income (loss), net of tax	86.2	65.5	51.8	(130.1)	73.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(12.8)	—	(12.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$86.2	$65.5	$64.6	$(130.1)	$86.2

Condensed Balance Sheet Information
December 31, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$528.7	$—	$638.2
Receivables, net of allowances	—	277.6	912.1	—	1,189.7
Inventories	—	460.0	791.6	—	1,251.6
Deferred income taxes	—	24.4	14.7	—	39.1
Prepaid expenses and other	2.3	20.9	92.8	—	116.0
Total current assets	67.6	827.1	2,339.9	—	3,234.6
Property, plant and equipment, net	0.4	238.2	961.2	—	1,199.8
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,108.5	1,390.4	—	(2,498.9)	—
Goodwill	—	15.0	169.4	—	184.4
Intangible assets, net	—	17.7	185.4	—	203.1
Unconsolidated affiliated companies	—	7.3	11.9	—	19.2
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	110.6	340.7	—	463.4
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	214.4	1,416.5	—	1,977.6
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	82.8	—	221.5
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.5	190.0	—	292.6
Total liabilities	1,405.2	1,904.6	2,218.7	(2,097.9)	3,430.6
Redeemable noncontrolling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,353.3	1,108.5	1,390.4	(2,498.9)	1,353.3
Noncontrolling interest	—	—	117.4	—	117.4
Total liabilities and equity	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9

Condensed Balance Sheet Information
December 31, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$(15.9)	$—	$(15.9)
Receivables, net of allowances	—	—	(7.6)	—	(7.6)
Inventories	—	—	22.0	—	22.0
Deferred income taxes	—	—	0.4	—	0.4
Prepaid expenses and other	—	—	17.0	—	17.0
Total current assets	—	—	15.9	—	15.9
Property, plant and equipment, net	—	—	(5.9)	—	(5.9)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(21.6)	(23.0)	—	44.6	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(21.6)	$(23.0)	$12.7	$44.6	$12.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	(1.5)	34.2	—	32.7
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(1.5)	34.2	—	32.7
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	2.4	—	2.4
Intercompany accounts	—	—	—	—	—
Other liabilities	—	0.1	—	—	0.1
Total liabilities	—	(1.4)	36.6	—	35.2
Redeemable noncontrolling interest	—	—	—	—	—
Total Company shareholders’ equity	(21.6)	(21.6)	(23.0)	44.6	(21.6)
Noncontrolling interest	—	—	(0.9)	—	(0.9)
Total liabilities and equity	$(21.6)	$(23.0)	$12.7	$44.6	$12.7

Condensed Balance Sheet Information
December 31, 2012 - As Restated

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$512.8	$—	$622.3
Receivables, net of allowances	—	277.6	904.5	—	1,182.1
Inventories	—	460.0	813.6	—	1,273.6
Deferred income taxes	—	24.4	15.1	—	39.5
Prepaid expenses and other	2.3	20.9	109.8	—	133.0
Total current assets	67.6	827.1	2,355.8	—	3,250.5
Property, plant and equipment, net	0.4	238.2	955.3	—	1,193.9
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,086.9	1,367.4	—	(2,454.3)	—
Goodwill	—	15.0	172.6	—	187.6
Intangible assets, net	—	17.7	185.2	—	202.9
Unconsolidated affiliated companies	—	7.3	11.6	—	18.9
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	109.1	374.9	—	496.1
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	212.9	1,450.7	—	2,010.3
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	85.2	—	223.9
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.6	190.0	—	292.7
Total liabilities	1,405.2	1,903.2	2,255.3	(2,097.9)	3,465.8
Redeemable noncontrolling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,331.7	1,086.9	1,367.4	(2,454.3)	1,331.7
Noncontrolling interest	—	—	116.5	—	116.5
Total liabilities and equity	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6

Condensed Balance Sheet Information
December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$12.4	$421.6	$—	$434.1
Receivables, net of allowances	—	247.0	833.9	—	1,080.9
Inventories, net	—	436.3	792.4	—	1,228.7
Deferred income taxes	—	25.4	18.0	—	43.4
Prepaid expenses and other	1.8	23.5	74.7	—	100.0
Total current assets	1.9	744.6	2,140.6	—	2,887.1
Property, plant and equipment, net	0.4	186.3	841.9	—	1,028.6
Deferred income taxes	—	1.9	16.7	—	18.6
Intercompany accounts	1,210.4	378.4	40.1	(1,628.9)	—
Investment in subsidiaries	1,147.1	1,374.3	—	(2,521.4)	—
Goodwill	—	0.8	164.1	—	164.9
Intangible assets, net	—	3.3	178.3	—	181.6
Unconsolidated affiliated companies	—	12.6	6.0	—	18.6
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$100.1	$846.4	$—	$946.5
Accrued liabilities	6.4	102.8	310.8	—	420.0
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	202.9	1,303.4	—	1,522.8
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	78.7	—	200.0
Intercompany accounts	—	1,250.5	378.4	(1,628.9)	—
Other liabilities	—	108.3	134.8	—	243.1
Total liabilities	969.4	1,578.5	1,939.5	(1,628.9)	2,858.5
Total Company shareholders’ equity	1,398.6	1,147.1	1,374.3	(2,521.4)	1,398.6
Noncontrolling interest	—	—	113.3	—	113.3
Total liabilities and equity	$2,368.0	$2,725.6	$3,427.1	$(4,150.3)	$4,370.4

Condensed Balance Sheet Information
December 31, 2011 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	—	—	—
Inventories, net	—	—	(43.2)	—	(43.2)
Deferred income taxes	—	—	(0.2)	—	(0.2)
Prepaid expenses and other	—	—	—	—	—
Total current assets	—	—	(43.4)	—	(43.4)
Property, plant and equipment, net	—	—	(4.8)	—	(4.8)
Deferred income taxes	—	—	(2.4)	—	(2.4)
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(49.1)	(47.2)	—	96.3	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	—	—	—	—
Other non-current assets	—	—	—	—	—
Total assets	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	—	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Other liabilities	1.1	1.9	(0.2)	—	2.8
Total liabilities	1.1	1.9	(0.2)	—	2.8
Total Company shareholders’ equity	(50.2)	(49.1)	(47.2)	96.3	(50.2)
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$(49.1)	$(47.2)	$(47.4)	$96.3	$(47.4)

Condensed Balance Sheet Information
December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$(3.9)	$3.9	$—	$—
Receivables, net of allowances	—	(42.9)	42.9	—	—
Inventories, net	—	(43.2)	43.2	—	—
Deferred income taxes	—	(0.2)	0.2	—	—
Prepaid expenses and other	—	(2.0)	2.0	—	—
Total current assets	—	(92.2)	92.2	—	—
Property, plant and equipment, net	—	(9.5)	9.5	—	—
Deferred income taxes	—	(1.9)	1.9	—	—
Intercompany accounts	—	17.6	(3.2)	(14.4)	—
Investment in subsidiaries	—	0.1	—	(0.1)	—
Goodwill	—	—	—	—	—
Intangible assets, net	—	—	—	—	—
Unconsolidated affiliated companies	—	(5.4)	5.4	—	—
Other non-current assets	—	—	—	—	—
Total assets	$—	$(91.3)	$105.8	$(14.5)	$—
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$(6.9)	$6.9	$—	$—
Accrued liabilities	—	(34.0)	34.0	—	—
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(40.9)	40.9	—	—
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	(32.0)	46.4	(14.4)	—
Other liabilities	—	(18.4)	18.4	—	—
Total liabilities	—	(91.3)	105.7	(14.4)	—
Total Company shareholders’ equity	—	—	0.1	(0.1)	—
Noncontrolling interest	—	—	—	—	—
Total liabilities and equity	$—	$(91.3)	$105.8	$(14.5)	$—

Condensed Balance Sheet Information
December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$—	$—	$—
Receivables, net of allowances	—	—	(6.2)	—	(6.2)
Inventories, net	—	—	58.2	—	58.2
Deferred income taxes	—	—	0.5	—	0.5
Prepaid expenses and other	—	—	2.8	—	2.8
Total current assets	—	—	55.3	—	55.3
Property, plant and equipment, net	—	—	(5.3)	—	(5.3)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(23.0)	(23.0)	—	46.0	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.1)	—	(0.1)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(23.0)	$(23.0)	$52.9	$46.0	$52.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	—	78.5	—	78.5
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	—	78.5	—	78.5
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	(1.8)	—	(1.8)
Intercompany accounts	—	—	—	—	—
Other liabilities	—	—	—	—	—
Total liabilities	—	—	76.7	—	76.7
Total Company shareholders’ equity	(23.0)	(23.0)	(23.0)	46.0	(23.0)
Noncontrolling interest	—	—	(0.8)	—	(0.8)
Total liabilities and equity	$(23.0)	$(23.0)	$52.9	$46.0	$52.9

Condensed Balance Sheet Information
December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.1	$8.5	$425.5	$—	$434.1
Receivables, net of allowances	—	204.1	870.6	—	1,074.7
Inventories, net	—	393.1	850.6	—	1,243.7
Deferred income taxes	—	25.2	18.5	—	43.7
Prepaid expenses and other	1.8	21.5	79.5	—	102.8
Total current assets	1.9	652.4	2,244.7	—	2,899.0
Property, plant and equipment, net	0.4	176.8	841.3	—	1,018.5
Deferred income taxes	—	—	16.2	—	16.2
Intercompany accounts	1,210.4	396.0	36.9	(1,643.3)	—
Investment in subsidiaries	1,075.0	1,304.2	—	(2,379.2)	—
Goodwill	—	0.8	170.6	—	171.4
Intangible assets, net	—	3.3	178.2	—	181.5
Unconsolidated affiliated companies	—	7.2	11.1	—	18.3
Other non-current assets	8.2	23.4	39.4	—	71.0
Total assets	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$93.2	$853.3	$—	$946.5
Accrued liabilities	6.4	68.8	423.3	—	498.5
Current portion of long-term debt	10.1	—	146.2	—	156.3
Total current liabilities	16.5	162.0	1,422.8	—	1,601.3
Long-term debt	813.5	34.9	44.2	—	892.6
Deferred income taxes	139.4	(18.1)	76.9	—	198.2
Intercompany accounts	—	1,218.5	424.8	(1,643.3)	—
Other liabilities	1.1	91.8	153.0	—	245.9
Total liabilities	970.5	1,489.1	2,121.7	(1,643.3)	2,938.0
Total Company shareholders’ equity	1,325.4	1,075.0	1,304.2	(2,379.2)	1,325.4
Noncontrolling interest	—	—	112.5	—	112.5
Total liabilities and equity	$2,295.9	$2,564.1	$3,538.4	$(4,022.5)	$4,375.9

Condensed Statement of Cash Flows Information
Year Ended December 31, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$55.6	$60.6	$172.4	$—	$288.6
Cash flows of investing activities:			—
Capital expenditures	(0.2)	(25.1)	(83.5)	—	(108.8)
Acquisitions, net of cash acquired	—	(175.3)	(111.2)	—	(286.5)
Return of investment intercompany dividends	—	90.8	(90.8)	—	—
Proceeds from properties sold	—	0.1	4.4	—	4.5
Other	(29.2)	(129.0)	158.5	—	0.3
Net cash flows of investing activities	(29.4)	(238.5)	(122.6)	—	(390.5)
Cash flows of financing activities:
Preferred stock dividend paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.6)	—	—	—	(0.6)
Intercompany accounts	(342.1)	241.5	100.6	—	—
Proceeds from other debt	—	692.5	781.1	—	1,473.6
Repayments of other debt	—	(727.3)	(833.5)	—	(1,560.8)
Issuance of long term debt	600.0	—	—	—	600.0
Settlement of long term debt including fees and expenses	(217.7)	—	—	—	(217.7)
Dividends paid to non-controlling interest	—	—	(3.5)	—	(3.5)
Repurchase of common shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	38.2	206.7	44.7	—	289.6
Effect of exchange rate changes on cash and cash equivalents	0.8	6.9	8.7	—	16.4
Increase (decrease) in cash and cash equivalents	65.2	35.7	103.2	—	204.1
Cash and cash equivalents — beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents — end of period	$65.3	$44.2	$528.7	$—	$638.2

Condensed Statement of Cash Flows Information
Year Ended December 31, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(16.0)	$—	$(16.0)
Cash flows of investing activities:
Capital expenditures	—	—	0.2	—	0.2
Acquisitions, net of cash acquired	—	—	—	—	—
Return of investment intercompany dividends	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	—	0.2	—	0.2
Cash flows of financing activities:
Preferred stock dividend paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Issuance of long term debt	—	—	—	—	—
Settlement of long term debt including fees and expenses	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Repurchase of common shares	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Increase (decrease) in cash and cash equivalents	—	—	(15.9)	—	(15.9)
Cash and cash equivalents — beginning of period	—	—	—	—	—
Cash and cash equivalents — end of period	$—	$—	$(15.9)	$—	$(15.9)

Condensed Statement of Cash Flows Information
Year Ended December 31, 2012 - As Restated

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$55.6	$60.6	$156.4	$—	$272.6
Cash flows of investing activities:
Capital expenditures	(0.2)	(25.1)	(83.3)	—	(108.6)
Acquisitions, net of cash acquired	—	(175.3)	(111.2)	—	(286.5)
Return of investment intercompany dividends	—	90.8	(90.8)	—	—
Proceeds from properties sold	—	0.1	4.4	—	4.5
Other	(29.2)	(129.0)	158.5	—	0.3
Net cash flows of investing activities	(29.4)	(238.5)	(122.4)	—	(390.3)
Cash flows of financing activities:
Preferred stock dividend paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.6)	—	—	—	(0.6)
Intercompany accounts	(342.1)	241.5	100.6	—	—
Proceeds from other debt	—	692.5	781.1	—	1,473.6
Repayments of other debt	—	(727.3)	(833.5)	—	(1,560.8)
Issuance of long term debt	600.0	—	—	—	600.0
Settlement of long term debt including fees and expenses	(217.7)	—	—	—	(217.7)
Dividends paid to non-controlling interest	—	—	(3.5)	—	(3.5)
Repurchase of common shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	38.2	206.7	44.7	—	289.6
Effect of exchange rate changes on cash and cash equivalents	0.8	6.9	8.6	—	16.3
Increase (decrease) in cash and cash equivalents	65.2	35.7	87.3	—	188.2
Cash and cash equivalents — beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents — end of period	$65.3	$44.2	$512.8	$—	$622.3

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$44.4	$(0.4)	$—	$97.3
Cash flows of investing activities:
Capital expenditures	(0.2)	(21.4)	(100.2)	—	(121.8)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	2.4	4.1	—	6.5
Other	—	(58.2)	59.3	—	1.1
Net cash flows of investing activities	(0.2)	(77.2)	(36.8)	—	(114.2)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	9.0	12.0	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Repurchase of common shares	(62.5)				(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Net cash flows of financing activities	(81.3)	43.8	29.0	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.6)	8.1	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	4.4	(0.1)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	8.0	421.7	—	458.7
Cash and cash equivalents — end of period	$0.1	$12.4	$421.6	$—	$434.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$7.7	$(7.7)	$—	$—
Cash flows of investing activities:
Capital expenditures	—	0.8	(0.8)	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	(2.4)	2.4	—	—
Other	—	0.1	(0.1)	—	—
Net cash flows of investing activities	—	(1.5)	1.5	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(5.4)	5.4	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Repurchase of common shares	—				—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	(5.4)	5.4	—	—
Effect of exchange rate changes on cash and cash equivalents	—	0.4	(0.4)	—	—
Increase (decrease) in cash and cash equivalents	—	1.2	(1.2)	—	—
Cash and cash equivalents — beginning of period	—	(5.1)	5.1	—	—
Cash and cash equivalents — end of period	$—	$(3.9)	$3.9	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$0.5	$—	$0.5
Cash flows of investing activities:
Capital expenditures	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other	—	—	(0.8)	—	(0.8)
Net cash flows of investing activities	—	—	(0.5)	—	(0.5)
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Repurchase of common shares	—				—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents — beginning of period	—	—	—	—	—
Cash and cash equivalents — end of period	$—	$—	$—	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$52.1	$(7.6)	$—	$97.8
Cash flows of investing activities:
Capital expenditures	(0.2)	(20.6)	(100.7)	—	(121.5)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	6.5	—	6.5
Other	—	(58.1)	58.4	—	0.3
Net cash flows of investing activities	(0.2)	(78.7)	(35.8)	—	(114.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	3.6	17.4	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Repurchase of common shares	(62.5)	—	—	—	(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Net cash flows of financing activities	(81.3)	38.4	34.4	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.2)	7.7	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	5.6	(1.3)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	2.9	426.8	—	458.7
Cash and cash equivalents — end of period	$0.1	$8.5	$425.5	$—	$434.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.3	$27.2	$27.4	$—	$98.9
Cash flows of investing activities:
Capital expenditures	—	(20.1)	(96.3)	—	(116.4)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other	—	2.8	1.3	—	4.1
Net cash flows of investing activities	—	(20.0)	(113.8)	—	(133.8)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(7.2)	45.2	—	—
Proceeds from other debt	—	145.4	606.8	—	752.2
Repayments of other debt	—	(145.5)	(565.1)	—	(710.6)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)
Net cash flows of financing activities	(38.0)	(7.3)	82.6	—	37.3
Effect of exchange rate changes on cash and cash equivalents	—	(2.1)	(41.0)	—	(43.1)
Increase (decrease) in cash and cash equivalents	6.3	(2.2)	(44.8)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	10.2	466.5	—	499.4
Cash and cash equivalents — end of period	$29.0	$8.0	$421.7	$—	$458.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$(5.2)	$5.2	$—	$—
Cash flows of investing activities:
Capital expenditures	—	1.0	(1.0)	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	1.0	(1.0)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	4.6	(4.6)	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	4.6	(4.6)	—	—
Effect of exchange rate changes on cash and cash equivalents	—	2.1	(2.1)	—	—
Increase (decrease) in cash and cash equivalents	—	2.5	(2.5)	—	—
Cash and cash equivalents — beginning of period	—	(7.6)	7.6	—	—
Cash and cash equivalents — end of period	$—	$(5.1)	$5.1	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(1.1)	$—	$(1.1)
Cash flows of investing activities:
Capital expenditures	—	—	1.1	—	1.1
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	—	1.1	—	1.1
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents — beginning of period	—	—	—	—	—
Cash and cash equivalents — end of period	$—	$—	$—	$—	$—

Condensed Statement of Cash Flows Information
Year Ended December 31, 2010 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$44.3	$22.0	$31.5	$—	$97.8
Cash flows of investing activities:
Capital expenditures	—	(19.1)	(96.2)	—	(115.3)
Acquisitions, net of cash acquired	—	(3.9)	(26.7)	—	(30.6)
Proceeds from properties sold	—	1.2	7.9	—	9.1
Other	—	2.8	1.3	—	4.1
Net cash flows of investing activities	—	(19.0)	(113.7)	—	(132.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	(38.0)	(2.6)	40.6	—	—
Proceeds from other debt	—	145.4	606.8	—	752.2
Repayments of other debt	—	(145.5)	(565.1)	—	(710.6)
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Dividends paid to non-controlling interest	—	—	(4.3)	—	(4.3)
Net cash flows of financing activities	(38.0)	(2.7)	78.0	—	37.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(43.1)	—	(43.1)
Increase (decrease) in cash and cash equivalents	6.3	0.3	(47.3)	—	(40.7)
Cash and cash equivalents — beginning of period	22.7	2.6	474.1	—	499.4
Cash and cash equivalents — end of period	$29.0	$2.9	$426.8	$—	$458.7
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
Parent Company transactions include interest, dividend, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Consolidated Statement of Operations and Comprehensive Income (Loss) Information for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the statement of cash flows. Non-operating cash flow changes have been classified as financing activities beginning in 2009.
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
Long-term debt related to the Parent Company is discussed in Note 9 - Long-Term Debt.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 - Long-Term Debt and Note 18 - Commitments and Contingencies.
23. Restatement of Consolidated Financial Statements
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the years ended December 31, 2011 and 2010 and overstated inventory balances as of December 31, 2011. The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
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
The 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2013 (the “Original Filing”) and this Amendment No. 1 to its Annual Report on Form 10-K/A (the “2012 Amended Annual Report on Form 10-K/A”) include the restated Consolidated Statements of Operations and Comprehensive Income (Loss) and the restated Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and the restated Consolidated Balance Sheet as of December 31, 2011. The restatement of previously issued consolidated financial statements is referred to as “Restatement No. 1”.

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
As noted above, the Company corrected other immaterial errors within the accompanying restated consolidated financial statements; the most significant which are described below:
The Company’s subsidiary in Germany incorrectly reported restricted cash as part of cash and cash equivalents on the Consolidated Balance Sheet.  The restricted cash was related to milestone payments received in the fourth quarter of 2012 associated with one of the subsidiary’s submarine cable projects.  The Company has corrected this error in the accompanying restated consolidated financial statements by reclassifying such restricted cash amounts to prepaid expenses and other current assets.  As of December 31, 2012, cash and cash equivalents were overstated and prepaid expenses and other current assets were understated by $15.8 million.

The Company’s subsidiary in Spain did not properly record a valuation allowance against certain tax assets. The Company has corrected this error in the accompanying restated consolidated financial statements. As of December 31, 2012, the noncurrent deferred income tax liability was understated by $3.6 million. For the year ended December 31, 2012, income tax provision was understated by $3.5 million.

The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. The Company has corrected this error in the accompanying restated consolidated financial statements. As of December 31, 2012 and 2011, property, plant and equipment, net were overstated by $2.8 million and $2.0 million, respectively. For the years ended December 31, 2012, 2011, and 2010, cost of sales was understated by $0.6 million, $0.6 million, and $0.5 million, respectively.
The Company did not properly adjust certain receivables allowances. The Company has corrected this error in the accompanying restated consolidated financial statements. As of December 31, 2012 and 2011, receivables, net of allowances were overstated by $2.1 million.
The Company’s subsidiary in Thailand incorrectly recorded items which should have been expensed, as capitalized costs included in property, plant and equipment, net. The Company has corrected this error in the accompanying restated consolidated financial statements. As of December 31, 2012 and 2011, property, plant and equipment, net were overstated by $0.6 million and $0.7 million, respectively. For the years ended December 31, 2012, 2011, and 2010, cost of sales were understated (overstated) by ($0.2) million, ($0.1) million, and $0.9 million, respectively.

The Company’s subsidiary in Angola incorrectly recorded selling, general and administrative expenses as a deduction from net sales. The Company has corrected this error in the accompanying restated consolidated financial statements. For the years ended December 31, 2012, 2011, and 2010, net sales and selling, general and administrative expenses were understated by $5.3 million, $2.2 million, and $0.4 million, respectively. There was no impact to operating income, income before income taxes or to net income attributable to Company common shareholders in any of the periods.
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
As of December 31, 2009 Retained Earnings was reduced by $20.4 million and $8.2 million for the effect of Restatement No. 1 and Restatement No. 2, respectively.  As of December 31, 2009 Accumulated Other Comprehensive Loss was increased by $8.0 million for the effect of Restatement No. 1. As of December 31, 2009 Noncontrolling Interest was reduced by $0.3 million for the effect of Restatement No. 2.
The following tables present the effects of Restatement No. 1 and Restatement No. 2 on each line item of the Company's previously issued consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Operations and Comprehensive Income (Loss):
In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.

	Year ended December 31, 2012
(in millions, except per share data)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Net sales	$6,014.3	$—	$37.5	$7.7	$45.2	$6,059.5
Cost of sales	5,400.1	1.5	30.6	2.4	34.5	5,434.6
Gross profit	614.2	(1.5)	6.9	5.3	10.7	624.9
Selling, general and administrative expenses	419.4	—	—	6.1	6.1	425.5
Operating income	194.8	(1.5)	6.9	(0.8)	4.6	199.4
Income before income taxes	82.3	(1.5)	6.9	(0.8)	4.6	86.9
Income tax (provision) benefit	(74.2)	—	(2.4)	(2.0)	(4.4)	(78.6)
Net income including noncontrolling interest	9.8	(1.5)	4.5	(2.8)	0.2	10.0
Net income attributable to noncontrolling interest	5.8	—	—	(0.1)	(0.1)	5.7
Net income attributable to Company common shareholders	3.7	(1.5)	4.5	(2.7)	0.3	4.0
Comprehensive income (loss):
Net income (loss)	9.8	(1.5)	4.5	(2.8)	0.2	10.0
Currency translation gain (loss)	8.8	1.1	0.3	(0.3)	1.1	9.9
Comprehensive income (loss), net of tax	3.3	(0.4)	4.8	(3.1)	1.3	4.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	7.6	—	—	(0.1)	(0.1)	7.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(4.3)	(0.4)	4.8	(3.0)	1.4	(2.9)
Earnings per common share - basic	0.07	(0.03)	0.09	(0.05)	0.01	0.08
Earnings per common share - assuming dilution	0.08	(0.03)	0.09	(0.06)	—	0.08

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

Consolidated Balance Sheets:
In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.

	December 31, 2012
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Assets
Cash and cash equivalents	$638.2	$—	$—	$(15.9)	$(15.9)	$622.3
Receivables, net of allowances	1,189.7	(4.2)	—	(3.4)	(7.6)	1,182.1
Inventories, net	1,251.6	—	22.0	—	22.0	1,273.6
Deferred income taxes	39.1	—	—	0.4	0.4	39.5
Prepaid expenses and other	116.0	—	1.0	16.0	17.0	133.0
Total current assets	3,234.6	(4.2)	23.0	(2.9)	15.9	3,250.5
Property, plant and equipment, net	1,199.8	—	—	(5.9)	(5.9)	1,193.9
Goodwill	184.4	—	—	3.2	3.2	187.6
Intangible assets, net	203.1	—	—	(0.2)	(0.2)	202.9
Unconsolidated affiliated companies	19.2	—	—	(0.3)	(0.3)	18.9
Total assets	4,919.9	(4.2)	23.0	(6.1)	12.7	4,932.6
Liabilities
Accrued liabilities	463.4	8.2	26.2	(1.7)	32.7	496.1
Total current liabilities	1,977.6	8.2	26.2	(1.7)	32.7	2,010.3
Deferred Income Taxes	221.5	—	(0.4)	2.8	2.4	223.9
Other liabilities	292.6	—	—	0.1	0.1	292.7
Total liabilities	3,430.6	8.2	25.8	1.2	35.2	3,465.8
Equity
Retained earnings	916.5	(13.8)	(3.9)	(6.6)	(24.3)	892.2
Accumulated other comprehensive income (loss)	(107.3)	1.4	1.1	0.2	2.7	(104.6)
Total Company shareholders’ equity	1,353.3	(12.4)	(2.8)	(6.4)	(21.6)	1,331.7
Noncontrolling interest	117.4	—	—	(0.9)	(0.9)	116.5
Total equity	1,470.7	(12.4)	(2.8)	(7.3)	(22.5)	1,448.2
Total liabilities and equity	4,919.9	(4.2)	23.0	(6.1)	12.7	4,932.6

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

Consolidated Statements of Cash Flows:
In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.

	Year ended December 31, 2012
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Net income (loss) including noncontrolling interest	$9.8	$(1.5)	$4.5	$(2.8)	$0.2	$10.0
Depreciation and amortization	114.9	—	—	0.3	0.3	115.2
Deferred income taxes	6.5	—	0.7	3.4	4.1	10.6
(Increase) decrease in receivables	33.3	0.9	—	0.9	1.8	35.1
(Increase) decrease in inventories	73.4	—	30.6	1.9	32.5	105.9
(Increase) decrease in other assets	(17.7)	—	1.6	(15.8)	(14.2)	(31.9)
Increase (decrease) in accounts payable, accrued and other liabilities	26.3	0.6	(37.4)	(3.9)	(40.7)	(14.4)
Net cash flows of operating activities	288.6	—	—	(16.0)	(16.0)	272.6
Capital expenditures	(108.8)	—	—	0.2	0.2	(108.6)
Net cash flows of investing activities	(390.5)	—	—	0.2	0.2	(390.3)
Effect of exchange rate changes on cash and cash equivalents	16.4	—	—	(0.1)	(0.1)	16.3
Increase (decrease) in cash and cash equivalents	204.1	—	—	(15.9)	(15.9)	188.2
Cash and cash equivalents - end of period	638.2	—	—	(15.9)	(15.9)	622.3
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

24. Subsequent Events
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

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

As Originally Filed:

	For the Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
	(as restated)(1)	(as restated) (1)	(as restated) (1)
Accounts Receivable Allowances:
Beginning balance	$17.2	$21.1	$21.9
Impact of foreign currency exchange rate changes	0.3	(0.2)	(2.6)
Provision	21.9	4.4	4.9
Write-offs	(5.1)	(8.1)	(3.1)
Ending balance	$34.3	$17.2	$21.1
Deferred Tax Valuation Allowance:
Beginning balance	$40.1	$38.9	$24.2
Additions charged to tax expense	28.1	6.7	10.2
Changes attributable to acquisitions and dispositions	0.4	—	—
Changes impacting equity and other movements	6.1	(4.2)	5.2
Reductions from utilization and reassessments	(0.4)	(1.3)	(0.7)
Ending balance	$74.3	$40.1	$38.9
(1) See Note 23 - Restatement of Consolidated Financial Statements

Effect of Restatement:

	For the Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
	(as restated)(1)	(as restated) (1)	(as restated) (1)
Accounts Receivable Allowances:
Beginning balance	$4.0	$4.0	$4.0
Impact of foreign currency exchange rate changes	—	—	—
Provision	—	—	—
Write-offs	—	—	—
Ending balance	$4.0	$4.0	$4.0
Deferred Tax Valuation Allowance:
Beginning balance	$(0.1)	$—	$—
Additions charged to tax expense	3.5	(0.2)	—
Changes attributable to acquisitions and dispositions	—	—	—
Changes impacting equity and other movements	0.1	0.1	—
Reductions from utilization and reassessments	—	—	—
Ending balance	$3.5	$(0.1)	$—

(1) See Note 23 - Restatement of Consolidated Financial Statements

Restated:

	For the Year Ended
	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
	(as restated)(1)	(as restated) (1)	(as restated) (1)
Accounts Receivable Allowances:
Beginning balance	$21.2	$25.1	$25.9
Impact of foreign currency exchange rate changes	0.3	(0.2)	(2.6)
Provision	21.9	4.4	4.9
Write-offs	(5.1)	(8.1)	(3.1)
Ending balance	$38.3	$21.2	$25.1
Deferred Tax Valuation Allowance:
Beginning balance	$40.0	$38.9	$24.2
Additions charged to tax expense	31.6	6.5	10.2
Changes attributable to acquisitions and dispositions	0.4	—	—
Changes impacting equity and other movements	6.2	(4.1)	5.2
Reductions from utilization and reassessments	(0.4)	(1.3)	(0.7)
Ending balance	$77.8	$40.0	$38.9
(1) See Note 23 - Restatement of Consolidated Financial Statements