Form 10-Q/A
period 2013-03-29
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

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
INDEX TO QUARTERLY REPORT
ON FORM 10-Q/A

EXPLANATORY NOTE
Restatement of Condensed Consolidated Financial Statements
Restatement No. 1
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three fiscal months ended March 30, 2012 . The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
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
The Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 filed with the Securities and Exchange Commission on May 7, 2013 (the “Original Filing”) and this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 29, 2013 (the “Amended Quarterly Report on Form 10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 30, 2012 and the restated Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2012. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
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
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to the accounting errors described above, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) VAT assets, the Company's previously issued condensed consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim financial statements as of and for the three fiscal months ended March 29, 2013 should no longer be relied upon.
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

This Amended Quarterly Report on Form 10-Q/A includes the restated condensed consolidated financial statements for Restatement No. 1 and Restatement No. 2 described above.
See Note 23 - Restatement of Condensed Consolidated Financial Statements to the accompanying condensed consolidated financial statements for additional information.

Internal Control over Financial Reporting

In connection with the Original Filing, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as the end of the period covered by the Original Filing (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management. For a description of the material weaknesses in internal controls and actions taken and to be taken to remediate the material weaknesses, see "Part II - Item 9A - Controls and Procedures." in the Company's Amendment No. 1 to the 2012 Report on Annual Form 10-K/A filed with the Securities and Exchange Commission on January 21, 2014 and Part I, Item 4 Controls and Procedures, herein.
This Amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Disclosures not affected by the restatement or the revisions are unchanged and reflect the disclosures made at the time of the Original Filing. The following items have been amended:
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
The Company is concurrently filing an amended Annual Report on Form 10-K/A for the years ended December 31, 2012 and 2011, Amendment No. 2 of its Quarterly Reports on Form 10-Q/A for each of the first three fiscal quarters of 2012 and the Quarterly Reports on Form 10-Q for the quarterly periods ended June 28, 2013 and September 27, 2013.
PART I. FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 29, 2013	March 30, 2012
	as restated (1)	as restated (1)
Net sales	$1,543.7	$1,449.5
Cost of sales	1,386.8	1,300.4
Gross profit	156.9	149.1
Selling, general and administrative expenses	124.1	94.8
Operating income	32.8	54.3
Other income (expense)	(52.7)	6.8
Interest income (expense):
Interest expense	(29.5)	(24.7)
Interest income	1.5	1.7
	(28.0)	(23.0)
Income (loss) before income taxes	(47.9)	38.1
Income tax (provision) benefit	3.8	(11.8)
Equity in earnings of affiliated companies	0.2	—
Net income (loss) including non-controlling interest	(43.9)	26.3
Less: preferred stock dividends	0.1	0.1
Less: net income attributable to non-controlling interest	1.8	1.3
Net income (loss) attributable to Company common shareholders	$(45.8)	$24.9
Earnings (loss) per share
Earnings (loss) per common share-basic	$(0.92)	$0.50
Weighted average common shares-basic	49.7	49.7
Earnings (loss) per common share-assuming dilution	$(0.92)	$0.49
Weighted average common shares-assuming dilution	49.7	51.1
Comprehensive income (loss):
Net income (loss)	$(43.9)	$26.3
Currency translation gain (loss)	(3.6)	41.7
Defined benefit plan adjustments, net of an immaterial tax effect in 2013 and 2012	2.7	—
Change in fair value of derivatives, net of tax of $0.4 million in 2013 and $3.4 million in 2012	(0.5)	6.0
Comprehensive income (loss), net of tax	(45.3)	74.0
Comprehensive income (loss) attributable to non-controlling interest, net of tax	2.5	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(47.8)	$69.6
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 29, 2013	December 31, 2012
	as restated (1)	as restated (1)
Assets
Current assets:
Cash and cash equivalents	$484.4	$622.3
Receivables, net of allowances of $39.3 million at March 29, 2013 and $38.3 million at December 31, 2012	1,212.3	1,182.1
Inventories, net	1,365.3	1,273.6
Deferred income taxes	39.8	39.5
Prepaid expenses and other	129.9	133.0
Total current assets	3,231.7	3,250.5
Property, plant and equipment, net	1,161.1	1,193.9
Deferred income taxes	15.9	12.8
Goodwill	197.2	187.6
Intangible assets, net	201.7	202.9
Unconsolidated affiliated companies	18.8	18.9
Other non-current assets	65.4	66.0
Total assets	$4,891.8	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$968.3	$1,003.0
Accrued liabilities	457.1	496.1
Current portion of long-term debt	611.3	511.2
Total current liabilities	2,036.7	2,010.3
Long-term debt	936.7	938.9
Deferred income taxes	217.6	223.9
Other liabilities	279.4	292.7
Total liabilities	3,470.4	3,465.8
Commitments and contingencies
Redeemable non-controlling interest	18.0	18.6
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
March 29, 2013 – 76,002 shares outstanding
December 31, 2012 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
March 29, 2013 – 49,751,373 (net of 8,680,253 treasury shares)
December 31, 2012 – 49,693,532 (net of 8,738,094 treasury shares)	0.6	0.6
Additional paid-in capital	677.0	676.7
Treasury stock	(136.4)	(137.0)
Retained earnings	846.4	892.2
Accumulated other comprehensive income (loss)	(106.7)	(104.6)
Total Company shareholders’ equity	1,284.7	1,331.7
Non-controlling interest	118.7	116.5
Total equity	1,403.4	1,448.2
Total liabilities and equity	$4,891.8	$4,932.6
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 29, 2013	March 30, 2012
	as restated (1)	as restated (1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$(43.9)	$26.3
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	33.1	26.9
Amortization of restricted stock awards	0.3	0.8
Foreign currency exchange (gain) loss	41.8	0.8
Deferred income taxes	(3.6)	10.0
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.1)
Convertible debt instruments noncash interest charges	5.7	5.4
(Gain) loss on disposal of property	0.3	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(55.4)	(81.7)
(Increase) decrease in inventories	(101.9)	(1.4)
(Increase) decrease in other assets	(2.8)	0.6
Increase (decrease) in accounts payable, accrued and other liabilities	(53.5)	(22.2)
Net cash flows of operating activities	(180.0)	(34.6)
Cash flows of investing activities:
Capital expenditures	(26.7)	(35.9)
Proceeds from properties sold	0.1	4.2
Other	0.2	—
Net cash flows of investing activities	(26.4)	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.1
Proceeds from other debt	299.0	450.0
Repayments of other debt	(204.5)	(398.3)
Dividends paid to non-controlling interest	(0.3)	(0.6)
Proceeds from exercise of stock options	0.5	0.1
Net cash flows of financing activities	94.7	51.2
Effect of exchange rate changes on cash and cash equivalents	(26.2)	8.1
Increase (decrease) in cash and cash equivalents	(137.9)	(7.0)
Cash and cash equivalents – beginning of period	622.3	434.1
Cash and cash equivalents – end of period	$484.4	$427.1
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$13.7	$6.5
Interest paid	$8.9	$14.8
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$12.8	$28.0
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 29, 2013 are not necessarily indicative of results that may be expected for the full year. The December 31, 2012 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2012 Amended No. 1 on its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 21, 2014 ("2012 Amended Annual Report on Form 10-K/A"). The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Amended Annual 2012 Form 10-K/A. In the three months ended March 29, 2013, there have been no significant changes to these policies. In the three months ended March 29, 2013, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 and 2012:
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

	Three Fiscal Months Ended
	March 30, 2012	March 30, 2012
	(as restated)	(pro forma)
Net sales	$1,449.5	$1,694.0
Net income (loss) attributable to Company common shareholders	$24.9	$34.9
Earnings (loss) per common share - assuming dilution	$0.49	$0.69
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

(in millions)	March 29, 2013	December 31, 2012
Raw materials	$360.8	$332.0
Work in process	237.6	211.8
Finished goods	766.9	729.8
Total	$1,365.3	$1,273.6

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	March 29, 2013	December 31, 2012
Land	$124.0	$124.8
Buildings and leasehold improvements	369.8	375.3
Machinery, equipment and office furnishings	1,252.1	1,257.1
Construction in progress	75.3	77.5
Total gross book value	1,821.2	1,834.7
Less accumulated depreciation	(660.1)	(640.8)
Total net book value	$1,161.1	$1,193.9
Depreciation expense for the three fiscal months ended March 29, 2013 was $29.6 million. Depreciation expense for the three fiscal months ended March 30, 2012 was $23.9 million.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2012	$13.6	$2.2	$171.8	$187.6	$2.4	$0.5	$132.9	$135.8
Currency translation and other adjustments	5.9	—	3.7	9.6	—	—	1.8	1.8
Balance, March 29, 2013	$19.5	$2.2	$175.5	$197.2	$2.4	$0.5	$134.7	$137.6
The amounts of other intangible assets for customer relationships were as follows in millions of dollars:

	March 29, 2013	December 31, 2012
Amortized intangible assets:
Amortized intangible assets	$140.1	$140.1
Accumulated amortization	(76.7)	(73.3)
Foreign currency translation adjustment	0.7	0.3
Amortized intangible assets, net	$64.1	$67.1
Amortized intangible assets are stated at cost less accumulated amortization as of March 29, 2013 and December 31, 2012. Customer relationships have been determined to have a useful life in the range of 7 to 12 years and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the first three

Tables of Contents

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
The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries. For additional information on the convertible notes, see the Company’s 2012 Amended Annual Report on Form 10-K/A.
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
During the first quarter of 2013, the Company accrued approximately $1.2 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $1.1 million (including penalties and interest) in the first quarter of 2013 due primarily to the expiration of statute of limitations for certain tax exposures.

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
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the three months ended March 29, 2013 and March 30, 2012 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2012	$1,448.2	$3.8	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$116.5
Comprehensive income (loss)	(45.3)	—	—	—	—	(45.7)	(2.1)	2.5
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock compensation	(1.0)			(1.0)
Dividends paid to non-controlling interest	(0.3)							(0.3)
Other – issuance pursuant to restricted stock, stock options and other	1.9			1.3	0.6
Balance, March 29, 2013	$1,403.4	$3.8	$0.6	$677.0	$(136.4)	$846.4	$(106.7)	$118.7

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,437.9	$3.8	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$112.5
Comprehensive income (loss)	74.0					25.0	44.6	4.4
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock based compensation	0.1			0.1
Dividends paid to non-controlling interest	(0.6)							(0.6)
Other – issuance pursuant to restricted stock, stock options and other	3.1			2.1	1.0			—
Balance, March 30, 2012	$1,514.4	$3.8	$0.6	$668.9	$(135.5)	$913.1	$(52.8)	$116.3

Tables of Contents

The components of accumulated other comprehensive income (loss) as of March 29, 2013 and December 31, 2012, respectively, consisted of the following (in millions):

	March 29, 2013		December 31, 2012
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(32.1)	$(16.2)	$(27.9)	$(16.8)
Change in fair value of pension benefit obligation, net of tax	(81.7)	(3.1)	(84.4)	(3.1)
Change in fair value of derivatives, net of tax	(0.5)	(0.3)	0.1	(0.4)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(106.7)	$(19.6)	$(104.6)	$(20.3)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2012 to March 29, 2013 including the effect of significant reclassifications out of accumulated other comprehensive income as required by ASC 2013-02 (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Change in fair value of derivatives	Deferred stock held in rabbi trust	Other	Total
Balance, December 31, 2012	$(27.9)	$(84.4)	$0.1	$7.3	$0.3	$(104.6)
Other comprehensive income before reclassifications	(4.2)	—	(0.8)	—	—	(5.0)
Amounts reclassified from accumulated other comprehensive income	—	2.7	0.2	—	—	2.9
Net current - period other comprehensive income	(4.2)	2.7	(0.6)	—	—	(2.1)
Balance, March 29, 2013	$(32.1)	$(81.7)	$(0.5)	$7.3	$0.3	$(106.7)
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
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2012 Amended Annual Report on Form 10-K/A. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $43.9 million and $38.1 million as of March 29, 2013 and December 31, 2012, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at March 29, 2013 and December 31, 2012 was $19.4 million and $17.7 million, respectively, and is classified as “other non-current

Tables of Contents

assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at March 29, 2013 and December 31, 2012, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $21.8 million and $19.8 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

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

	Three Fiscal Months Ended
(in millions, except per share data)	March 29, 2013	March 30, 2012
Earnings (loss) per common share – basic:
Net income (loss) for basic EPS computation (1)	$(45.8)	$24.9
Weighted average shares outstanding for basic EPS computation (2)	49.7	49.7
Earnings (loss) per common share – basic (3)	$(0.92)	$0.50
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$(45.8)	$24.9
Add: preferred stock dividends, if applicable	—	0.1
Net income (loss) for diluted EPS computation (1)	$(45.8)	$25.0
Weighted average shares outstanding including nonvested shares	49.7	49.7
Dilutive effect of convertible notes	—	—
Dilutive effect of stock options and restricted stock units	—	1.0
Dilutive effect of assumed conversion of preferred stock	—	0.4
Weighted average shares outstanding for diluted EPS computation (2)	49.7	51.1
Earnings (loss) per common share – assuming dilution	$(0.92)	$0.49

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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

Tables of Contents

	Three Fiscal Months Ended
(in millions)	March 29, 2013	March 30, 2012
Net Sales:
North America	$705.0	$541.2
Europe and Mediterranean	374.6	416.1
ROW	464.1	492.2
Total	$1,543.7	$1,449.5
Segment Operating Income:
North America	$37.7	$30.4
Europe and Mediterranean	(16.2)	4.5
ROW	11.3	19.4
Total	$32.8	$54.3

(in millions)	March 29, 2013	December 31, 2012
Total Assets:
North America	$1,513.3	$1,483.4
Europe and Mediterranean	1,288.1	1,329.6
ROW	2,090.4	2,119.6
Total	$4,891.8	$4,932.6

19.	Commitments and Contingencies
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

Tables of Contents

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

For cases outside the Multidistrict Litigation (“MDL”) as of March 29, 2013, Plaintiffs have asserted monetary damages in 306 cases. In 167 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $153 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 138 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $388.0 million in damages from as many as 110 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10.0 million. In addition, in relation to these 306 cases, there are claims of $219.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of March 29, 2013 and December 31, 2012, the Company had accrued, on a gross basis, approximately $5.1 million and $5.2 million respectively, and as of March 29, 2013 and December 31, 2012, had recovered approximately $0.5 million and $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.6 million and $4.7 million, as of March 29, 2013 and December 31, 2012, respectively, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.
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

Tables of Contents

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
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended March 29, 2013, equity in earnings of affiliated companies was $0.2 million. For the three fiscal months ended March 30, 2012, equity in earnings of affiliated companies was immaterial. The net investment in unconsolidated affiliated companies was $18.8 million and $18.9 million as of March 29, 2013 and December 31, 2012, respectively. As of March 29, 2013, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

22.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% Senior Notes due in 2022, the $355.0 million of 0.875% Convertible Notes due in 2013, and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. In December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The three months ended March 30, 2012 Condensed Statements of Operations and Comprehensive Income (Loss) Information and the Condensed Statement of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
As previously reported, on October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three fiscal months ended March 30, 2012. The Company also identified additional errors related to foreign currency adjustments between the Company's U.S. and Canadian subsidiaries and within the Company's Mexican subsidiary. As a result, the Company restated its previously issued consolidated financial statements and the quarterly operating results (unaudited), included in its Amendment No. 1 to the Company's 2011 Annual Report on Form 10-K/A, and the previously issued condensed consolidated financial statements included in its Amendment No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012 filed on March 1, 2013.
The Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 filed with the Securities and Exchange Commission on May 7, 2013 (the “Original Filing”) and this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 29, 2013 (the “Amended Quarterly Report on Form 10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Information for the three months ended

Tables of Contents

March 30, 2012 and the restated Condensed Consolidated Statement of Cash Flows Information for the three months ended March 30, 2012. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
In remediating the material weaknesses associated with Restatement No. 1 the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT asset amounts in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the accompanying restated consolidated financial statements as of March 29, 2013 and December 31, 2012 and for the three months ended March 29, 2013 and March 30, 2012. (“Restatement No. 2”).
The following Supplemental Guarantor and Parent Company Condensed Financial Information has been restated and recast for the effects of Restatement No. 1 and the effects of Restatement No. 2, which are each reflected in separate tables. The effects of Restatement No. 1, the effects of the removal of the Canadian subsidiaries as Guarantor Subsidiaries and the effects of Restatement No. 2 are further described in Note 23 - Restatement of Consolidated Financial Statements.
The Condensed Statement of Operations and Comprehensive Income (Loss) Information and the Condensed Statement of Cash Flow Information for the three months ended March 29, 2013 and the Condensed Balance Sheet Information as of March 29, 2013 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three months ended March 29, 2013 filed by the Company on May 7, 2013. The Condensed Statement of Operations and Comprehensive Income (Loss) Information and the Condensed Statement of Cash Flow Information for the three months ended March 30, 2012 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three months ended March 30, 2012 filed by the Company on May 4, 2012. As of December 31, 2012 the Condensed Balance Sheet Information presented in the "As Originally Filed" table corresponds to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.
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
The Condensed Statements of Operations and Comprehensive Income (Loss) information for the Parent Company and Guarantor Subsidiaries for the three months ended March 29, 2013 and March 30, 2012 have been restated in the respective "Effect of Restatement #2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations, which were previously omitted from the prior filings.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 29, 2013 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$610.2	$922.9	$—	$1,533.1
Intercompany	13.8	42.2	103.4	(159.4)	—
	13.8	652.4	1,026.3	(159.4)	1,533.1
Cost of sales	—	574.4	949.3	(145.6)	1,378.1
Gross profit	13.8	78.0	77.0	(13.8)	155.0
Selling, general and administrative expenses	10.9	49.7	76.2	(13.8)	123.0
Operating income	2.9	28.3	0.8	—	32.0
Other income (expense)	—	(1.3)	(51.4)	—	(52.7)
Interest income (expense):
Interest expense	(20.9)	(26.9)	(11.3)	29.6	(29.5)
Interest income	25.9	3.5	1.7	(29.6)	1.5
	5.0	(23.4)	(9.6)	—	(28.0)
Income (loss) before income taxes	7.9	3.6	(60.2)	—	(48.7)
Income tax (provision) benefit	(3.0)	(2.0)	9.1	—	4.1
Equity in net income (loss) of subsidiaries	(51.3)	(52.9)	0.1	104.3	0.2
Net income (loss) including non-controlling interest	(46.4)	(51.3)	(51.0)	104.3	(44.4)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	2.0	—	2.0
Net income (loss) attributable to Company common shareholders	$(46.5)	$(51.3)	$(53.0)	$104.3	$(46.5)
Comprehensive income (loss):
Net income (loss)	$(46.4)	$(51.3)	$(51.0)	$104.3	$(44.4)
Currency translation gain (loss)	—	(9.3)	5.6	—	(3.7)
Defined benefit plan adjustments, net of tax	—	2.4	0.3	—	2.7
Change in fair value of derivatives, net of tax	—	(0.5)	—	—	(0.5)
Comprehensive income (loss), net of tax	(46.4)	(58.7)	(45.1)	104.3	(45.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	2.7	—	2.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(46.4)	$(58.7)	$(47.8)	$104.3	$(48.6)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 29, 2013 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$10.6	$—	$10.6
Intercompany	—	—	—	—	—
	—	—	10.6	—	10.6
Cost of sales	—	—	8.7	—	8.7
Gross profit	—	—	1.9	—	1.9
Selling, general and administrative expenses	—	—	1.1	—	1.1
Operating income	—	—	0.8	—	0.8
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	0.8	—	0.8
Income tax (provision) benefit	—	—	(0.3)	—	(0.3)
Equity in net income (loss) of subsidiaries	0.7	0.7	—	(1.4)	—
Net income (loss) including non-controlling interest	0.7	0.7	0.5	(1.4)	0.5
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	(0.2)	—	(0.2)
Net income (loss) attributable to Company common shareholders	$0.7	$0.7	$0.7	$(1.4)	$0.7
Comprehensive income (loss):
Net income (loss)	$0.7	$0.7	$0.5	$(1.4)	$0.5
Currency translation gain (loss)	(4.2)	5.1	0.1	(0.9)	0.1
Defined benefit plan adjustments, net of tax	2.7	0.3	—	(3.0)	—
Change in fair value of derivatives, net of tax	(0.6)	(0.1)	—	0.7	—
Comprehensive income (loss), net of tax	(1.4)	6.0	0.6	(4.6)	0.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.2)	—	(0.2)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(1.4)	$6.0	$0.8	$(4.6)	$0.8

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 29, 2013 - As Restated

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$610.2	$933.5	$—	$1,543.7
Intercompany	13.8	42.2	103.4	(159.4)	—
	13.8	652.4	1,036.9	(159.4)	1,543.7
Cost of sales	—	574.4	958.0	(145.6)	1,386.8
Gross profit	13.8	78.0	78.9	(13.8)	156.9
Selling, general and administrative expenses	10.9	49.7	77.3	(13.8)	124.1
Operating income	2.9	28.3	1.6	—	32.8
Other income (expense)	—	(1.3)	(51.4)	—	(52.7)
Interest income (expense):
Interest expense	(20.9)	(26.9)	(11.3)	29.6	(29.5)
Interest income	25.9	3.5	1.7	(29.6)	1.5
	5.0	(23.4)	(9.6)	—	(28.0)
Income (loss) before income taxes	7.9	3.6	(59.4)	—	(47.9)
Income tax (provision) benefit	(3.0)	(2.0)	8.8	—	3.8
Equity in net income (loss) of subsidiaries	(50.6)	(52.2)	0.1	102.9	0.2
Net income (loss) including non-controlling interest	(45.7)	(50.6)	(50.5)	102.9	(43.9)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	1.8	—	1.8
Net income (loss) attributable to Company common shareholders	$(45.8)	$(50.6)	$(52.3)	$102.9	$(45.8)
Comprehensive income (loss):
Net income (loss)	$(45.7)	$(50.6)	$(50.5)	$102.9	$(43.9)
Currency translation gain (loss)	(4.2)	(4.2)	5.7	(0.9)	(3.6)
Defined benefit plan adjustments, net of tax	2.7	2.7	0.3	(3.0)	2.7
Change in fair value of derivatives, net of tax	(0.6)	(0.6)	—	0.7	(0.5)
Comprehensive income (loss), net of tax	(47.8)	(52.7)	(44.5)	99.7	(45.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	2.5	—	2.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(47.8)	$(52.7)	$(47.0)	$99.7	$(47.8)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 30, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$531.3	$901.2	$—	$1,432.5
Intercompany	7.3	—	11.6	(18.9)	—
	7.3	531.3	912.8	(18.9)	1,432.5
Cost of sales	—	465.8	831.1	(11.6)	1,285.3
Gross profit	7.3	65.5	81.7	(7.3)	147.2
Selling, general and administrative expenses	11.7	31.2	58.2	(7.3)	93.8
Operating income	(4.4)	34.3	23.5	—	53.4
Other income (expense)	—	0.4	6.4	—	6.8
Interest income (expense):
Interest expense	(15.8)	(23.1)	(11.2)	25.4	(24.7)
Interest income	22.0	3.2	1.9	(25.4)	1.7
	6.2	(19.9)	(9.3)	—	(23.0)
Income (loss) before income taxes	1.8	14.8	20.6	—	37.2
Income tax (provision) benefit	(0.8)	(7.2)	(2.9)	—	(10.9)
Equity in net income of subsidiaries	24.0	16.4	—	(40.4)	—
Net income including non-controlling interest	25.0	24.0	17.7	(40.4)	26.3
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income applicable to Company common shareholders	$24.9	$24.0	$16.4	$(40.4)	$24.9
Comprehensive income (loss):
Net income (loss)	$25.0	$24.0	$17.7	$(40.4)	$26.3
Currency translation gain (loss)	0.7	(0.7)	44.1	—	44.1
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	2.5	3.5	—	6.0
Comprehensive income (loss), net of tax	25.7	25.8	65.3	(40.4)	76.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	4.4	—	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$25.7	$25.8	$60.9	$(40.4)	$72.0

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 30, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	2.7	—	2.7
Gross profit	—	—	(2.7)	—	(2.7)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(2.7)	—	(2.7)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(2.7)	—	(2.7)
Income tax (provision) benefit	—	—	0.5	—	0.5
Equity in net income of subsidiaries	(2.2)	(2.2)	—	4.4	—
Net income including non-controlling interest	(2.2)	(2.2)	(2.2)	4.4	(2.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$(2.2)	$(2.2)	$(2.2)	$4.4	$(2.2)
Comprehensive income (loss):
Net income (loss)	$(2.2)	$(2.2)	$(2.2)	$4.4	$(2.2)
Currency translation gain (loss)	—	—	(1.8)	—	(1.8)
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(2.2)	(2.2)	(4.0)	4.4	(4.0)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(2.2)	$(2.2)	$(4.0)	$4.4	$(4.0)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 30, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(58.2)	$58.2	$—	$—
Intercompany	—	28.4	37.0	(65.4)	—
	—	(29.8)	95.2	(65.4)	—
Cost of sales	—	(26.6)	92.0	(65.4)	—
Gross profit	—	(3.2)	3.2	—	—
Selling, general and administrative expenses	—	(3.2)	3.2	—	—
Operating income	—	—	—	—	—
Other income (expense)	—	(0.6)	0.6	—	—
Interest income (expense):
Interest expense	—	—	(0.7)	0.7	—
Interest income	—	0.7	—	(0.7)	—
	—	0.7	(0.7)	—	—
Income (loss) before income taxes	—	0.1	(0.1)	—	—
Income tax (provision) benefit	—	—	—	—	—
Equity in net income of subsidiaries	—	(0.1)	—	0.1	—
Net income including non-controlling interest	—	—	(0.1)	0.1	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$—	$—	$(0.1)	$0.1	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.1)	$0.1	$—
Currency translation gain (loss)	—	8.1	(8.1)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	8.1	(8.2)	0.1	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$8.1	$(8.2)	$0.1	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 30, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$17.0	$—	$17.0
Intercompany	—	—	—	—	—
	—	—	17.0	—	17.0
Cost of sales	—	—	12.4	—	12.4
Gross profit	—	—	4.6	—	4.6
Selling, general and administrative expenses	—	—	1.0	—	1.0
Operating income	—	—	3.6	—	3.6
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	3.6	—	3.6
Income tax (provision) benefit	—	—	(1.4)	—	(1.4)
Equity in net income of subsidiaries	2.2	2.2	—	(4.4)	—
Net income including non-controlling interest	2.2	2.2	2.2	(4.4)	2.2
Less: preferred stock dividends	—	—	—	—	—
Less: net income attributable to non-controlling interest	—	—	—	—	—
Net income applicable to Company common shareholders	$2.2	$2.2	$2.2	$(4.4)	$2.2
Comprehensive income (loss):
Net income (loss)	$2.2	$2.2	$2.2	$(4.4)	$2.2
Currency translation gain (loss)	37.9	30.5	(0.6)	(68.4)	(0.6)
Defined benefit plan adjustments, net of tax	0.1	0.1	—	(0.2)	—
Change in fair value of derivatives, net of tax	5.9	3.4	—	(9.3)	—
Comprehensive income (loss), net of tax	46.1	36.2	1.6	(82.3)	1.6
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$46.1	$36.2	$1.6	$(82.3)	$1.6

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 30, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$473.1	$976.4	$—	$1,449.5
Intercompany	7.3	28.4	48.6	(84.3)	—
	7.3	501.5	1,025.0	(84.3)	1,449.5
Cost of sales	—	439.2	938.2	(77.0)	1,300.4
Gross profit	7.3	62.3	86.8	(7.3)	149.1
Selling, general and administrative expenses	11.7	28.0	62.4	(7.3)	94.8
Operating income	(4.4)	34.3	24.4	—	54.3
Other income (expense)	—	(0.2)	7.0	—	6.8
Interest income (expense):
Interest expense	(15.8)	(23.1)	(11.9)	26.1	(24.7)
Interest income	22.0	3.9	1.9	(26.1)	1.7
	6.2	(19.2)	(10.0)	—	(23.0)
Income (loss) before income taxes	1.8	14.9	21.4	—	38.1
Income tax (provision) benefit	(0.8)	(7.2)	(3.8)	—	(11.8)
Equity in net income of subsidiaries	24.0	16.3	—	(40.3)	—
Net income including non-controlling interest	25.0	24.0	17.6	(40.3)	26.3
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income attributable to non-controlling interest	—	—	1.3	—	1.3
Net income applicable to Company common shareholders	$24.9	$24.0	$16.3	$(40.3)	$24.9
Comprehensive income (loss):
Net income (loss)	$25.0	$24.0	$17.6	$(40.3)	$26.3
Currency translation gain (loss)	38.6	37.9	33.6	(68.4)	41.7
Defined benefit plan adjustments, net of tax	0.1	0.1	—	(0.2)	—
Change in fair value of derivatives, net of tax	5.9	5.9	3.5	(9.3)	6.0
Comprehensive income (loss), net of tax	69.6	67.9	54.7	(118.2)	74.0
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	4.4	—	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$69.6	$67.9	$50.3	$(118.2)	$69.6

Tables of Contents

Condensed Balance Sheets Information
March 29, 2013 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$57.3	$23.5	$419.0	$—	$499.8
Receivables, net of allowances	—	308.8	911.0	—	1,219.8
Inventories, net	—	484.7	866.0	—	1,350.7
Deferred income taxes	—	23.8	15.7	—	39.5
Prepaid expenses and other	2.2	20.8	90.3	—	113.3
Total current assets	59.5	861.6	2,302.0	—	3,223.1
Property, plant and equipment, net	0.4	233.3	934.1	—	1,167.8
Deferred income taxes	—	—	15.9	—	15.9
Intercompany accounts	1,612.8	476.1	30.5	(2,119.4)	—
Investment in subsidiaries	1,055.0	1,371.5	—	(2,426.5)	—
Goodwill	—	15.6	178.3	—	193.9
Intangible assets, net	—	17.1	184.8	—	201.9
Unconsolidated affiliated companies	—	7.4	11.7	—	19.1
Other non-current assets	14.9	27.4	23.1	—	65.4
Total assets	$2,742.6	$3,010.0	$3,680.4	$(4,545.9)	$4,887.1
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$138.0	$830.3	$—	$968.3
Accrued liabilities	33.5	96.8	302.6	—	432.9
Current portion of long-term debt	340.0	—	271.3	—	611.3
Total current liabilities	373.5	234.8	1,404.2	—	2,012.5
Long-term debt	900.9	—	35.8	—	936.7
Deferred income taxes	161.7	(26.1)	79.7	—	215.3
Intercompany accounts	—	1,642.2	477.2	(2,119.4)	—
Other liabilities	1.0	104.1	174.2	—	279.3
Total liabilities	1,437.1	1,955.0	2,171.1	(2,119.4)	3,443.8
Redeemable non-controlling interest	—	—	18.0	—	18.0
Total Company shareholders’ equity	1,305.5	1,055.0	1,371.5	(2,426.5)	1,305.5
Non-controlling interest	—	—	119.8	—	119.8
Total liabilities and equity	$2,742.6	$3,010.0	$3,680.4	$(4,545.9)	$4,887.1

Tables of Contents

Condensed Balance Sheets Information
March 29, 2013 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$(15.4)	$—	$(15.4)
Receivables, net of allowances	—	—	(7.5)	—	(7.5)
Inventories, net	—	—	14.6	—	14.6
Deferred income taxes	—	—	0.3	—	0.3
Prepaid expenses and other	—	—	16.6	—	16.6
Total current assets	—	—	8.6	—	8.6
Property, plant and equipment, net	—	—	(6.7)	—	(6.7)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(20.8)	(22.2)	—	43.0	—
Goodwill	—	—	3.3	—	3.3
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(20.8)	$(22.2)	$4.7	$43.0	$4.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	(1.5)	25.7	—	24.2
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(1.5)	25.7	—	24.2
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	2.3	—	2.3
Intercompany accounts	—	—	—	—	—
Other liabilities	—	0.1	—	—	0.1
Total liabilities	—	(1.4)	28.0	—	26.6
Redeemable non-controlling interest	—	—	—	—	—
Total Company shareholders’ equity	(20.8)	(20.8)	(22.2)	43.0	(20.8)
Non-controlling interest	—	—	(1.1)	—	(1.1)
Total liabilities and equity	$(20.8)	$(22.2)	$4.7	$43.0	$4.7

Tables of Contents

Condensed Balance Sheets Information
March 29, 2013 - As Restated

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$57.3	$23.5	$403.6	$—	$484.4
Receivables, net of allowances	—	308.8	903.5	—	1,212.3
Inventories, net	—	484.7	880.6	—	1,365.3
Deferred income taxes	—	23.8	16.0	—	39.8
Prepaid expenses and other	2.2	20.8	106.9	—	129.9
Total current assets	59.5	861.6	2,310.6	—	3,231.7
Property, plant and equipment, net	0.4	233.3	927.4	—	1,161.1
Deferred income taxes	—	—	15.9	—	15.9
Intercompany accounts	1,612.8	476.1	30.5	(2,119.4)	—
Investment in subsidiaries	1,034.2	1,349.3	—	(2,383.5)	—
Goodwill	—	15.6	181.6	—	197.2
Intangible assets, net	—	17.1	184.6	—	201.7
Unconsolidated affiliated companies	—	7.4	11.4	—	18.8
Other non-current assets	14.9	27.4	23.1	—	65.4
Total assets	$2,721.8	$2,987.8	$3,685.1	$(4,502.9)	$4,891.8
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$138.0	$830.3	$—	$968.3
Accrued liabilities	33.5	95.3	328.3	—	457.1
Current portion of long-term debt	340.0	—	271.3	—	611.3
Total current liabilities	373.5	233.3	1,429.9	—	2,036.7
Long-term debt	900.9	—	35.8	—	936.7
Deferred income taxes	161.7	(26.1)	82.0	—	217.6
Intercompany accounts	—	1,642.2	477.2	(2,119.4)	—
Other liabilities	1.0	104.2	174.2	—	279.4
Total liabilities	1,437.1	1,953.6	2,199.1	(2,119.4)	3,470.4
Redeemable non-controlling interest	—	—	18.0	—	18.0
Total Company shareholders’ equity	1,284.7	1,034.2	1,349.3	(2,383.5)	1,284.7
Non-controlling interest	—	—	118.7	—	118.7
Total liabilities and equity	$2,721.8	$2,987.8	$3,685.1	$(4,502.9)	$4,891.8

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$528.7	$—	$638.2
Receivables, net of allowances	—	277.6	912.1	—	1,189.7
Inventories	—	460.0	791.6	—	1,251.6
Deferred income taxes	—	24.4	14.7	—	39.1
Prepaid expenses and other	2.3	20.9	92.8	—	116.0
Total current assets	67.6	827.1	2,339.9	—	3,234.6
Property, plant and equipment, net	0.4	238.2	961.2	—	1,199.8
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,108.5	1,390.4	—	(2,498.9)	—
Goodwill	—	15.0	169.4	—	184.4
Intangible assets, net	—	17.7	185.4	—	203.1
Unconsolidated affiliated companies	—	7.3	11.9	—	19.2
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	110.6	340.7	—	463.4
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	214.4	1,416.5	—	1,977.6
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	82.8	—	221.5
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.5	190.0	—	292.6
Total liabilities	1,405.2	1,904.6	2,218.7	(2,097.9)	3,430.6
Redeemable non-controlling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,353.3	1,108.5	1,390.4	(2,498.9)	1,353.3
Non-controlling interest	—	—	117.4	—	117.4
Total liabilities and equity	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$(15.9)	$—	$(15.9)
Receivables, net of allowances	—	—	(7.6)	—	(7.6)
Inventories	—	—	22.0	—	22.0
Deferred income taxes	—	—	0.4	—	0.4
Prepaid expenses and other	—	—	17.0	—	17.0
Total current assets	—	—	15.9	—	15.9
Property, plant and equipment, net	—	—	(5.9)	—	(5.9)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(21.6)	(23.0)	—	44.6	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(21.6)	$(23.0)	$12.7	$44.6	$12.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	(1.5)	34.2	—	32.7
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(1.5)	34.2	—	32.7
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	2.4	—	2.4
Intercompany accounts	—	—	—	—	—
Other liabilities	—	0.1	—	—	0.1
Total liabilities	—	(1.4)	36.6	—	35.2
Redeemable non-controlling interest	—	—	—	—	—
Total Company shareholders’ equity	(21.6)	(21.6)	(23.0)	44.6	(21.6)
Non-controlling interest	—	—	(0.9)	—	(0.9)
Total liabilities and equity	$(21.6)	$(23.0)	$12.7	$44.6	$12.7

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - As Restated

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$512.8	$—	$622.3
Receivables, net of allowances	—	277.6	904.5	—	1,182.1
Inventories	—	460.0	813.6	—	1,273.6
Deferred income taxes	—	24.4	15.1	—	39.5
Prepaid expenses and other	2.3	20.9	109.8	—	133.0
Total current assets	67.6	827.1	2,355.8	—	3,250.5
Property, plant and equipment, net	0.4	238.2	955.3	—	1,193.9
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,086.9	1,367.4	—	(2,454.3)	—
Goodwill	—	15.0	172.6	—	187.6
Intangible assets, net	—	17.7	185.2	—	202.9
Unconsolidated affiliated companies	—	7.3	11.6	—	18.9
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	109.1	374.9	—	496.1
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	212.9	1,450.7	—	2,010.3
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	85.2	—	223.9
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.6	190.0	—	292.7
Total liabilities	1,405.2	1,903.2	2,255.3	(2,097.9)	3,465.8
Redeemable non-controlling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,331.7	1,086.9	1,367.4	(2,454.3)	1,331.7
Non-controlling interest	—	—	116.5	—	116.5
Total liabilities and equity	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 29, 2013 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$31.9	$(63.9)	$(147.3)	$—	$(179.3)
Cash flows of investing activities:		—
Capital expenditures	—	(8.0)	(19.4)	—	(27.4)
Proceeds from properties sold	—	0.1	—	—	0.1
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(4.5)	4.7	—	0.2
Net cash flows of investing activities	—	(12.4)	(14.7)	—	(27.1)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(40.4)	65.1	(24.7)	—	—
Proceeds from other debt	—	0.8	298.2	—	299.0
Repayments of other debt	—	(0.8)	(203.7)	—	(204.5)
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	(0.3)	—	(0.3)
Purchase of treasury shares	—				—
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Net cash flows of financing activities	(39.9)	65.1	69.5	—	94.7
Effect of exchange rate changes on cash and cash equivalents	—	(9.5)	(17.2)	—	(26.7)
Increase (decrease) in cash and cash equivalents	(8.0)	(20.7)	(109.7)	—	(138.4)
Cash and cash equivalents – beginning of period	65.3	44.2	528.7	—	638.2
Cash and cash equivalents – end of period	$57.3	$23.5	$419.0	$—	$499.8

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 29, 2013 - Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(0.7)	$—	$(0.7)
Cash flows of investing activities:		—
Capital expenditures	—	—	0.7	—	0.7
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	—	0.7	—	0.7
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5
Increase (decrease) in cash and cash equivalents	—	—	0.5	—	0.5
Cash and cash equivalents – beginning of period	—	—	(15.9)	—	(15.9)
Cash and cash equivalents – end of period	$—	$—	$(15.4)	$—	$(15.4)

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 29, 2013 - As Restated

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$31.9	$(63.9)	$(148.0)	$—	$(180.0)
Cash flows of investing activities:		—
Capital expenditures	—	(8.0)	(18.7)	—	(26.7)
Proceeds from properties sold	—	0.1	—	—	0.1
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(4.5)	4.7	—	0.2
Net cash flows of investing activities	—	(12.4)	(14.0)	—	(26.4)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(40.4)	65.1	(24.7)	—	—
Proceeds from other debt	—	0.8	298.2	—	299.0
Repayments of other debt	—	(0.8)	(203.7)	—	(204.5)
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interest	—	—	(0.3)	—	(0.3)
Purchase of treasury shares	—	—	—	—	—
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Net cash flows of financing activities	(39.9)	65.1	69.5	—	94.7
Effect of exchange rate changes on cash and cash equivalents	—	(9.5)	(16.7)	—	(26.2)
Increase (decrease) in cash and cash equivalents	(8.0)	(20.7)	(109.2)	—	(137.9)
Cash and cash equivalents – beginning of period	65.3	44.2	512.8	—	622.3
Cash and cash equivalents – end of period	$57.3	$23.5	$403.6	$—	$484.4

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 30, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.9	$2.5	$(49.0)	$—	$(34.6)
Cash flows of investing activities:
Capital expenditures	—	(7.1)	(28.8)	—	(35.9)
Proceeds from properties sold	—	0.1	4.1	—	4.2
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(15.3)	15.3	—	—
Net cash flows of investing activities	—	(22.3)	(9.4)	—	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(12.7)	(35.4)	48.1	—	—
Proceeds from other debt	—	265.4	184.6	—	450.0
Repayments of other debt	—	(214.0)	(184.3)	—	(398.3)
Dividends paid to non-controlling interests	—	—	(0.6)	—	(0.6)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(12.6)	16.0	47.8	—	51.2
Effect of exchange rate changes on cash and cash equivalents	0.7	10.0	(2.6)	—	8.1
Increase (decrease) in cash and cash equivalents	—	6.2	(13.2)	—	(7.0)
Cash and cash equivalents - beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents - end of period	$0.1	$18.6	$408.4	$—	$427.1

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 30, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$2.7	$(2.7)	$—	$—
Cash flows of investing activities:
Capital expenditures	—	0.2	(0.2)	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	0.2	(0.2)	—	—
Cash flows of financing activities:
Preferred stock dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(3.0)	3.0	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(3.0)	3.0	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.3)	0.3	—	—
Increase (decrease) in cash and cash equivalents	—	(0.4)	0.4	—	—
Cash and cash equivalents - beginning of period	—	(3.9)	3.9	—	—
Cash and cash equivalents - end of period	$—	$(4.3)	$4.3	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 30, 2012 - As Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$11.9	$5.2	$(51.7)	$—	$(34.6)
Cash flows of investing activities:
Capital expenditures	—	(6.9)	(29.0)	—	(35.9)
Proceeds from properties sold	—	0.1	4.1	—	4.2
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(15.3)	15.3	—	—
Net cash flows of investing activities	—	(22.1)	(9.6)	—	(31.7)
Cash flows of financing activities:
Preferred stock dividends paid	(0.1)	—	—	—	(0.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(12.7)	(38.4)	51.1	—	—
Proceeds from other debt	—	265.4	184.6	—	450.0
Repayments of other debt	—	(214.0)	(184.3)	—	(398.3)
Dividends paid to non-controlling interests	—	—	(0.6)	—	(0.6)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(12.6)	13.0	50.8	—	51.2
Effect of exchange rate changes on cash and cash equivalents	0.7	9.7	(2.3)	—	8.1
Increase (decrease) in cash and cash equivalents	—	5.8	(12.8)	—	(7.0)
Cash and cash equivalents - beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents - end of period	$0.1	$14.3	$412.7	$—	$427.1

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
New Accounting Pronouncements
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Amended Annual 2012 Form 10-K/A. In the three months ended March 29, 2013, there have been no significant changes to these policies. In the three months ended March 29, 2013, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 and 2012:
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

Tables of Contents

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

Tables of Contents

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
23.     Restatement of Condensed Consolidated Financial Statements
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three fiscal months ended March 30, 2012 . The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
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
The Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2013 filed with the Securities and Exchange Commission on May 7, 2013 (the “Original Filing”) and this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarterly period ended March 29, 2013 (the “Amended Quarterly Report on Form 10-Q/A”) include the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 30, 2012 and the restated Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2012. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
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

Tables of Contents

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
As noted above, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements; the most significant of which are described below:
The Company’s subsidiary in Germany incorrectly reported restricted cash as part of cash and cash equivalents on the condensed consolidated balance sheet.  The restricted cash was related to milestone payments received in the fourth quarter of 2012 associated with one the subsidiary’s submarine cable projects.  The Company has corrected this error in the accompanying restated condensed consolidated financial statements by reclassifying such restricted cash amounts to prepaid expenses and other current assets.  As of March 29, 2013 and December 31, 2012, cash and cash equivalents were overstated and prepaid expenses and other current assets were understated by $15.4 million and $15.8 million.

The Company’s subsidiary in Spain did not properly record a valuation allowance against certain tax assets. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of March 29, 2013 and December 31, 2012, the noncurrent deferred income taxes were understated by $3.5 million and $3.6 million, respectively.

The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of March 29, 2013 and December 31, 2012, property, plant and equipment, net were overstated by $3.0 million and $2.8 million, respectively. For the three months ended March 29, 2013 and March 30, 2012 cost of sales was understated by $0.2 million.

The Company did not properly adjust certain receivables allowances. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of March 29, 2013 and December 31, 2012, receivables, net of allowances were overstated by $1.9 million and $2.1, respectively.
The Company’s subsidiary in Thailand incorrectly recorded items which should have been expensed, as capitalized costs included in property, plant and equipment, net. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. As of March 29, 2013 and December 31, 2012, property, plant and equipment, net were overstated by $1.2 million and $0.6 million, respectively. For the three months ended March 29, 2013 and March 30, 2012, cost of sales were understated (overstated) by ($0.6) million and ($0.1) million, respectively.
The Company’s subsidiary in Angola incorrectly recorded selling, general and administrative expenses as a deduction from net sales. The Company has corrected this error in the accompanying restated condensed consolidated financial statements. For the three months ended March 29, 2013 and March 30, 2012, net sales and selling, general and administrative expenses were understated by $1.1 million and $1.0 million, respectively. There was no impact to operating income, income before income taxes or to net income attributable to Company common shareholders in any of the periods.
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
The following tables present the effects of Restatement No. 1 and Restatement No. 2 on each line item of the Company's previously issued condensed consolidated financial statements as of December 31, 2012 and for the three months ended March 29, 2013 and March 30, 2012.

Tables of Contents

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 29, 2013 filed by the Company on May 7, 2013.

	Three Fiscal Months Ended March 29, 2013
(in millions, except per share data)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Net sales	$1,533.1	$—	$9.5	$1.1	$10.6	$1,543.7
Cost of sales	1,378.1	0.2	7.8	0.7	8.7	1,386.8
Gross profit	155.0	(0.2)	1.7	0.4	1.9	156.9
Selling, general and administrative expenses	123.0	—	—	1.1	1.1	124.1
Operating income	32.0	(0.2)	1.7	(0.7)	0.8	32.8
Income before income taxes	(48.7)	(0.2)	1.7	(0.7)	0.8	(47.9)
Income tax (provision) benefit	4.1	—	—	(0.3)	(0.3)	3.8
Net income (loss) including noncontrolling interest	(44.4)	(0.2)	1.7	(1.0)	0.5	(43.9)
Net income attributable to non-controlling interest	2.0	—	—	(0.2)	(0.2)	1.8
Net income (loss) attributable to Company common shareholders	(46.5)	(0.2)	1.7	(0.8)	0.7	(45.8)
Comprehensive income (loss):
Net income (loss)	(44.4)	(0.2)	1.7	(1.0)	0.5	(43.9)
Currency translation gain (loss)	(3.7)	(0.1)	(0.1)	0.3	0.1	(3.6)
Comprehensive income (loss), net of tax	(45.9)	(0.3)	1.6	(0.7)	0.6	(45.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	2.7	—	—	(0.2)	(0.2)	2.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(48.6)	(0.3)	1.6	(0.5)	0.8	(47.8)
Earnings (loss) per common share - basic	(0.94)	—	0.04	(0.02)	0.02	(0.92)
Earnings (loss) per common share - assuming dilution	(0.94)	—	0.04	(0.02)	0.02	(0.92)

Tables of Contents

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 30, 2012 filed by the Company on May 4, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended March 30, 2012 filed by the Company on March 1, 2013.

	Three Fiscal Months Ended March 30, 2012
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$1,432.5	$—	$1,432.5	$—	$13.6	$3.4	$17.0	$1,449.5
Cost of sales	1,285.3	2.7	1,288.0	0.5	10.0	1.9	12.4	1,300.4
Gross profit	147.2	(2.7)	144.5	(0.5)	3.6	1.5	4.6	149.1
Selling, general and administrative expenses	93.8	—	93.8	—	—	1.0	1.0	94.8
Operating income	53.4	(2.7)	50.7	(0.5)	3.6	0.5	3.6	54.3
Income before income taxes	37.2	(2.7)	34.5	(0.5)	3.6	0.5	3.6	38.1
Income tax (provision) benefit	(10.9)	0.5	(10.4)	—	(1.2)	(0.2)	(1.4)	(11.8)
Net income (loss) including noncontrolling interest	26.3	(2.2)	24.1	(0.5)	2.4	0.3	2.2	26.3
Net income (loss) attributable to Company common shareholders	24.9	(2.2)	22.7	(0.5)	2.4	0.3	2.2	24.9
Comprehensive income (loss):
Net income (loss)	26.3	(2.2)	24.1	(0.5)	2.4	0.3	2.2	26.3
Currency translation gain (loss)	44.1	(1.8)	42.3	(0.3)	(0.3)	—	(0.6)	41.7
Comprehensive income (loss), net of tax	76.4	(4.0)	72.4	(0.8)	2.1	0.3	1.6	74.0
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	72.0	(4.0)	68.0	(0.8)	2.1	0.3	1.6	69.6
Earnings (loss) per common share - basic	0.50	(0.04)	0.46	(0.01)	0.05	—	0.04	0.50
Earnings (loss) per common share - assuming dilution	0.49	(0.04)	0.45	(0.01)	0.05	—	0.04	0.49

Tables of Contents

Condensed Consolidated Balance Sheet:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 29, 2013 filed by the Company on May 7, 2013.

	March 29, 2013
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Assets
Cash and cash equivalents	$499.8	$—	$—	$(15.4)	$(15.4)	$484.4
Receivables, net of allowances	1,219.8	(4.3)	—	(3.2)	(7.5)	1,212.3
Inventories, net	1,350.7	—	14.6	—	14.6	1,365.3
Deferred income taxes	39.5	—	—	0.3	0.3	39.8
Prepaid expenses and other	113.3	—	1.0	15.6	16.6	129.9
Total current assets	3,223.1	(4.3)	15.6	(2.7)	8.6	3,231.7
Property, plant and equipment, net	1,167.8	—	—	(6.7)	(6.7)	1,161.1
Goodwill	193.9	—	—	3.3	3.3	197.2
Intangible assets, net	201.9	—	—	(0.2)	(0.2)	201.7
Unconsolidated affiliated companies	19.1	—	—	(0.3)	(0.3)	18.8
Total assets	4,887.1	(4.3)	15.6	(6.6)	4.7	4,891.8
Liabilities
Accrued liabilities	432.9	8.4	17.2	(1.4)	24.2	457.1
Total current liabilities	2,012.5	8.4	17.2	(1.4)	24.2	2,036.7
Deferred income taxes	215.3	—	(0.4)	2.7	2.3	217.6
Other liabilities	279.3	—	—	0.1	0.1	279.4
Total liabilities	3,443.8	8.4	16.8	1.4	26.6	3,470.4
Equity
Retained earnings	870.0	(14.0)	(2.2)	(7.4)	(23.6)	846.4
Accumulated other comprehensive income (loss)	(109.5)	1.3	1.0	0.5	2.8	(106.7)
Total Company shareholders' equity	1,305.5	(12.7)	(1.2)	(6.9)	(20.8)	1,284.7
Noncontrolling interest	119.8	—	—	(1.1)	(1.1)	118.7
Total equity	1,425.3	(12.7)	(1.2)	(8.0)	(21.9)	1,403.4
Total liabilities and equity	4,887.1	(4.3)	15.6	(6.6)	4.7	4,891.8

Tables of Contents

In the following table, the “As Originally Filed” column corresponds to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.

	December 31, 2012
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Assets
Cash and cash equivalents	638.2	—	—	(15.9)	(15.9)	622.3
Receivables, net of allowances	1,189.7	(4.2)	—	(3.4)	(7.6)	1,182.1
Inventories, net	1,251.6	—	22.0	—	22.0	1,273.6
Deferred income taxes	39.1	—	—	0.4	0.4	39.5
Prepaid expenses and other	116.0	—	1.0	16.0	17.0	133.0
Total current assets	3,234.6	(4.2)	23.0	(2.9)	15.9	3,250.5
Property, plant and equipment, net	1,199.8	—	—	(5.9)	(5.9)	1,193.9
Goodwill	184.4	—	—	3.2	3.2	187.6
Intangible assets, net	203.1	—	—	(0.2)	(0.2)	202.9
Unconsolidated affiliated companies	19.2	—	—	(0.3)	(0.3)	18.9
Total assets	4,919.9	(4.2)	23.0	(6.1)	12.7	4,932.6
Liabilities
Accrued liabilities	463.4	8.2	26.2	(1.7)	32.7	496.1
Total current liabilities	1,977.6	8.2	26.2	(1.7)	32.7	2,010.3
Deferred income taxes	221.5	—	(0.4)	2.8	2.4	223.9
Other liabilities	292.6	—	—	0.1	0.1	292.7
Total liabilities	3,430.6	8.2	25.8	1.2	35.2	3,465.8
Equity	—
Retained earnings	916.5	(13.8)	(3.9)	(6.6)	(24.3)	892.2
Accumulated other comprehensive income (loss)	(107.3)	1.4	1.1	0.2	2.7	(104.6)
Total Company shareholders' equity	1,353.3	(12.4)	(2.8)	(6.4)	(21.6)	1,331.7
Noncontrolling interest	117.4	—	—	(0.9)	(0.9)	116.5
Total equity	1,470.7	(12.4)	(2.8)	(7.3)	(22.5)	1,448.2
Total liabilities and equity	4,919.9	(4.2)	23.0	(6.1)	12.7	4,932.6
Condensed Consolidated Statements of Cash Flows:
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 29, 2013 filed by the Company on May 7, 2013.

	Three Fiscal Months Ended March 29, 2013
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement	Restated
Net income (loss) including noncontrolling interests	$(44.4)	(0.2)	1.7	(1.0)	0.5	$(43.9)
Depreciation and amortization	33.0	—	—	0.1	0.1	33.1
(Increase) decrease in inventories	(109.7)	—	7.8	—	7.8	(101.9)
Increase (decrease) in accounts payable, accrued and other liabilities	(44.4)	0.2	(9.5)	0.2	(9.1)	(53.5)
Net cash flows of operating activities	(179.3)	—	—	(0.7)	(0.7)	(180.0)
Capital expenditures	(27.4)	—	—	0.7	0.7	(26.7)
Net cash flows of investing activities	(27.1)	—	—	0.7	0.7	(26.4)
Effect of exchange rate changes on cash and cash equivalents	(26.7)	—	—	0.5	0.5	(26.2)
Increase (decrease) in cash and cash equivalents	(138.4)	—	—	0.5	0.5	(137.9)
Cash and cash equivalents – beginning of period	638.2	—	—	(15.9)	(15.9)	622.3
Cash and cash equivalents – end of period	499.8	—	—	(15.4)	(15.4)	484.4

Tables of Contents

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended March 30, 2012 filed by the Company on May 4, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the three months ended March 30, 2012 filed by the Company on March 1, 2013.

	Three Fiscal Months Ended March 30, 2012
(in millions)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	26.3	(2.2)	24.1	(0.5)	2.4	0.3	2.2	26.3
Depreciation and amortization	26.8	—	26.8	—	—	0.1	0.1	26.9
Deferred income taxes	10.0	(0.5)	9.5	—	0.4	0.1	0.5	10.0
(Increase) decrease in receivables	(82.0)	—	(82.0)	0.3	—	—	0.3	(81.7)
(Increase) decrease in inventories	(15.9)	2.7	(13.2)	—	10.0	1.8	11.8	(1.4)
(Increase) decrease in other assets	(0.2)	—	(0.2)	—	0.8	—	0.8	0.6
Increase (decrease) in accounts payable, accrued and other liabilities	(6.5)	—	(6.5)	0.2	(13.6)	(2.3)	(15.7)	(22.2)
Net cash flows of operating activities	(34.6)	—	(34.6)	—	—	—	—	(34.6)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements as of March 29, 2013 and December 31, 2012 and for the three fiscal months ended March 29, 2013 and March 30, 2012. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial position, changes in financial condition and results of operations. MD&A is provided as a supplement to the Company’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements (“Notes”) and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes.

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2012 Amended Annual Report on Form 10-K/A as filed with the SEC on January 21, 2014.
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

The Company's overall financial results discussed in this section reflect the trends described in the Company's 2012 Amended Annual Report on Form 10-K/A.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
Net sales	$1,543.7	100.0%	$1,449.5	100.0%
Cost of sales	1,386.8	89.8%	1,300.4	89.7%
Gross profit	156.9	10.2%	149.1	10.3%
Selling, general and administrative expenses	124.1	8.0%	94.8	6.5%
Operating income	32.8	2.1%	54.3	3.7%
Other income (expense)	(52.7)	(3.4)%	6.8	0.5%
Interest expense, net	(28.0)	(1.8)%	(23.0)	(1.6)%
Income (loss) before income taxes	(47.9)	(3.1)%	38.1	2.6%
Income tax (provision) benefit	3.8	0.2%	(11.8)	(0.8)%
Equity in earnings of affiliated companies	0.2	—%	—	—%
Net income (loss) including non-controlling interest	(43.9)	(2.8)%	26.3	1.8%
Less: preferred stock dividends	0.1	—%	0.1	—%
Less: net income attributable to non-controlling interest	1.8	0.1%	1.3	0.1%
Net income (loss) attributable to Company common shareholders	$(45.8)	(3.0)%	$24.9	1.7%
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
See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
North America	$705.0	46%	$541.2	37%
Europe and Mediterranean	374.6	24%	416.1	29%
ROW	464.1	30%	492.2	34%
Total net sales	$1,543.7	100%	$1,449.5	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
North America	$705.0	46%	$530.3	37%
Europe and Mediterranean	374.6	24%	406.3	29%
ROW	464.1	30%	477.4	34%
Total metal-adjusted net sales	$1,543.7	100%	$1,414.0	100%
Metal adjustment	—		35.5
Total net sales	$1,543.7		$1,449.5

	Metal Pounds Sold Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Pounds	%	Pounds	%
North America	152.6	48%	84.6	32%
Europe and Mediterranean	69.7	22%	73.1	28%
ROW	95.0	30%	106.9	40%
Total metal pounds sold	317.3	100%	264.6	100%
Net sales increased $94.2 million to $1,543.7 million in the first quarter of 2013 from $1,449.5 million in the first quarter of 2012. After adjusting first quarter 2012 net sales to reflect the $0.18 decrease in the average monthly copper price per pound and the $0.05 decrease in the average aluminum price per pound, net sales of $1,543.7 million reflects an increase of $129.7 million, or 9%, from the metal adjusted net sales of $1,414.0 million in 2012. Volume, as measured by metal pounds sold, increased 52.7 million pounds, or 20%, to 317.3 million pounds in the first quarter of 2013 as compared to 264.6 million pounds in the first quarter of 2012. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to net sales of $236.4 million attributable to acquisitions completed in the second half of 2012 partially offset by decreased volume of $69.5 million, unfavorable selling price and product mix of approximately $16.0 million and unfavorable foreign currency exchange rate changes of $21.2 million on the translation of reported revenues.

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

Metal-adjusted net sales in the Europe and Mediterranean decreased $31.7 million, or 8%. The decrease in sales on a metal adjusted basis is due to unfavorable selling price and product mix of approximately $24.5 million and decreased volume of $8.5 million partially offset by favorable foreign currency exchange rate changes of $1.3 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 3.4 million pounds, or 5%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products as well as decreased project activities at the Company's German submarine power cable manufacturing facility.

Metal-adjusted net sales in the ROW segment decreased $13.3 million or 3%. The decrease in sales on a metal adjusted basis is due to decreased volume of $53.0 million and unfavorable foreign currency exchange rate changes of $22.3 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar partially offset by net sales of $42.8 million attributable to acquisitions in the fourth quarter of 2012 and favorable selling price and product mix of approximately $19.2 million. Excluding the impact of the acquisitions in the fourth quarter of 2012, volume, as measured by metal pounds sold, decreased by 21.2 million pounds, or 20%, in the first quarter of 2013 compared to the first quarter of 2012. The decrease in the demand is primarily attributable to the completion of shipments for Brazilian aerial transmission projects in the second half of 2012 as well as lower demand in Venezuela which was negatively affected in the first quarter of 2013 by political and economic uncertainties.
Cost of Sales
Cost of sales increased $86.4 million to $1,386.8 million in the first quarter of 2013 from $1,300.4 million in the first quarter of 2012. The increase in the cost of sales is consistent with the increase in sales in the first quarter of 2013 as compared to the first quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $7.8 million, or 5%, in the first quarter of 2013 from the first quarter of 2012. Gross profit as a percentage of sales was 10% in the first quarter of 2013 and the first quarter of 2012. The gross profit increase is consistent with the increase in sales in the first quarter of 2013 as compared to the first quarter of 2012.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased $29.3 million, or 31% in the first quarter of 2013 as compared to the first quarter of 2012. SG&A as a percentage of metal-adjusted net sales was approximately 8% for the first quarter of 2013 and 7% in the first quarter of 2012. The increase in the SG&A is primarily attributable to $18.7 million of SG&A in the first quarter of 2013 as a result of the impact of the acquisitions in the second half of 2012 as well as $5.2 million of costs related to the financial restatement in the three months ended March 29, 2013.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	March 29, 2013		March 30, 2012
	Amount	%	Amount	%
North America	$37.7	115%	$30.4	56%
Europe and Mediterranean	(16.2)	(49)%	4.5	8%
ROW	11.3	34%	19.4	36%
Total operating income (loss)	$32.8	100%	$54.3	100%
The increase in operating income for the North America segment of $7.3 million was primarily attributable to $17.9 million of operating income in the first quarter of 2013 as a result of the impact of the acquisitions in the second half of 2012. Excluding the impact of the acquisitions the operating income decreased $10.6 million primarily attributable to a decrease in demand as noted above as well as $5.2 million of costs related to the financial restatement as noted above and $2.6 million related to the closure of a North America operating facility.

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

The decrease in operating income for the ROW segment of $8.1 million was primarily attributable to decreased demand in Brazil in the first quarter of 2013 as compared to the first quarter of 2012 as noted above, a decrease in operating income in Venezuela which was negatively affected by the impact of the currency devaluation and extended statutory leave requirements experienced in the first quarter of 2013.
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
Tax Provision
The Company’s effective tax rate for the first quarters of 2013 and 2012 was 7.9% and 31.0% respectively. The relatively low effective tax rate benefit on the Company's loss for the first quarter of 2013 is primarily due to no tax benefit being available for the Venezuelan currency devaluation. The tax rate for the first quarter of 2012 included tax benefits recognized due to statute of limitations expirations for certain income tax exposures.
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

Approximately 22% and 23% of the consolidated cash balance as of March 29, 2013 and December 31, 2012, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $7.2 million and $14.4 million during the three months ended March 29, 2013 and March 30, 2012, respectively. Venezuela has foreign exchange and price controls which have historically limited the Company's ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.
Summary of Cash Flows
Operating cash outflow of $180.0 million for the three months ended March 29, 2013 reflects a net working capital use of $213.6 million as compared to $104.7 million in the three months ended March 30, 2012. The net working capital use is primarily due to an increase in inventory of $101.9 million due to seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases as well as higher copper inventories in the ROW region as Venezuela received the approval to import copper in the first quarter of 2013. In addition, inventory turns decreased year over year from 4.4 to 4.2 times per year. Overall, the use of working capital was partially offset by the generation of cash inflows of $33.6 million related to net income adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange gains (losses), deferred income taxes, excess tax benefits from stock-based compensation, convertible debt instruments noncash interest charges and losses on disposal of property.

Cash flow used by investing activities was $26.4 million in the three fiscal months ended March 29, 2013, primarily reflecting $26.7 million of capital expenditures. The Company anticipates capital spending to be approximately $80 million to $100 million in 2013.

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

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (7) the impact of technology; (8) our ability to maintain relationships with our distributors and retailers; (9) the changes in tax rates and exposure to new tax laws; (10) our ability to adapt to current and changing industry standards; (11) our ability to execute large customer contracts; (12) our ability to maintain relationships with key suppliers; (13) the impact of fluctuations in foreign currency rates; (14) compliance with foreign and U.S. laws and regulations; (15) our ability to negotiate extensions of labor agreements; (16) our ability to continue our uncommitted accounts payable confirming arrangements; (17) our exposure to counterparty risk in our hedging arrangements; (18) changes in financial impact on any future plant closures; (19) our ability to achieve target returns on investments in our defined benefit plans; (20) possible future environmental liabilities and asbestos litigation; (21) our ability to properly defend current pending antitrust and competition law; (22) our ability to attract and retain key employees; (23) our ability to make payments on our indebtedness; (24) our ability to comply with covenants in our existing or future financing agreements; (25) lowering of one or more of our debt ratings; (26) our ability to maintain adequate liquidity; (27) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (28) the trading price of our common stock; (29) and other material factors. See Item 1A "Risk Factors" in the Company's 2012 Amended Annual Report on Form 10-K/A, for a more detailed discussion on some of these risks.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2012 Amended Annual Report on Form 10-K/A. In the three months ended March 29, 2013, there have been no significant changes to these policies. In the three months ended March 29, 2013, there have been no recent accounting pronouncements that are expected to have a significant effect on the Condensed Consolidated Financial Statements.
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

The Company's sales in Venezuela were 3% and 4% of consolidated net sales for the three fiscal months ended March 29, 2013 and March 30, 2012, respectively. Operating income in Venezuela was 18% and 16% of consolidated operating income for the three fiscal months ended March 29, 2013 and March 30, 2012, respectively. For the the three fiscal months ended March 29, 2013 all of Venezuela's sales were BsF denominated. For the three fiscal months ended March 29, 2013 Venezuela''s cost of sales were approximately 41% BsF denominated and approximately 59% U.S. dollar denominated. For the three fiscal months ended March 30, 2012, Venezuela's sales and cost of sales were approximately 97% and 35% BsF denominated and approximately 3% and 65% U.S. dollar denominated, respectively.

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
In connection with the Company’s initial filing of its quarterly report on Form 10-Q for the quarterly period ended March 29, 2013 filed on May 7, 2013 (the “Original Filing”), the Company's CEO and CFO concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act) were not effective as the end of the period covered by the Original Filing (the "Evaluation Date") as a result of its identification of material weaknesses, namely inventory control deficiencies in Brazil and control deficiencies related to Rest of World (“ROW”) former executive management.
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
Management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory, including the related VAT assets, and revenue recognition in connection with bill and hold transactions, in each case in Brazil, within the Company's Rest of World ("ROW") segment and (ii) ROW segment management oversight, including management override affecting financial reporting and the setting of an improper “tone at the top,” which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory, the detection of the overstatement of VAT assets due to the theft and accounting issues, and the detection of failure to meet requirements under relevant accounting pronouncements related to revenue recognition in connection with bill and hold transactions , collectively constituted a material weakness in inventory controls in Brazil and material weaknesses in the controls related to ROW executive management. Notwithstanding the material weaknesses, each of the Company’s CEO and CFO has concluded, based on his knowledge, that the condensed consolidated financial statements included in this amendment on Amended Quarterly Report of Form 10-Q/A fairly present in all material respects the Company’s financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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

For additional information regarding the restatement and the material weaknesses identified by management, see the Explanatory Note and Note 23 to the Condensed Consolidated Financial Statements included in this Amended Quarterly Report on Form 10-Q/A, and Item 9A, “Controls and Procedures,” in the Company's Amendment No. 1 on Form 10-K/A, amending its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Amended Annual Report on Form 10-K/A”).
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 29, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
As a result of management's identification of the ongoing material weaknesses described above, the Company developed a number of actions and is in the process of implementing changes in its internal control over financial reporting. Actions and changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 are described in detail in Item 9A, “Controls and Procedures” in the 2012 Amended Annual Report on Form 10-K/A.   These changes continued to be refined and changes during this quarter are therefore not considered on their own to have materially affected the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2012 Annual Report on Form 10-K/A.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Amended Quarterly Report on Form 10-Q/A.
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