Form 10-Q
period 2013-06-28
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at January 10, 2014
Common Stock, $0.01 par value	49,598,653

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
		(as restated)(1)		(as restated)(1)
Net sales	$1,659.1	$1,475.2	$3,202.8	$2,924.7
Cost of sales	1,466.3	1,301.5	2,853.1	2,601.9
Gross profit	192.8	173.7	349.7	322.8
Selling, general and administrative expenses	122.0	106.1	246.1	200.9
Operating income	70.8	67.6	103.6	121.9
Other income (expense)	(15.6)	(13.5)	(68.3)	(6.7)
Interest income (expense):
Interest expense	(30.6)	(25.2)	(60.1)	(49.9)
Interest income	1.5	1.6	3.0	3.3
	(29.1)	(23.6)	(57.1)	(46.6)
Income (loss) before income taxes	26.1	30.5	(21.8)	68.6
Income tax (provision) benefit	(17.5)	(11.2)	(13.7)	(23.0)
Equity in earnings of affiliated companies	0.4	0.5	0.6	0.5
Net income (loss) including non-controlling interest	9.0	19.8	(34.9)	46.1
Less: preferred stock dividends	0.1	0.1	0.2	0.2
Less: net income attributable to non-controlling interest	0.7	2.0	2.5	3.3
Net income (loss) attributable to Company common shareholders	$8.2	$17.7	$(37.6)	$42.6
Earnings (loss) per share
Earnings (loss) per common share-basic	$0.17	$0.36	$(0.76)	$0.86
Weighted average common shares-basic	49.5	49.8	49.6	49.8
Earnings (loss) per common share-assuming dilution	$0.16	$0.35	$(0.76)	$0.84
Weighted average common shares-assuming dilution	51.0	51.1	49.6	51.1
Dividends per common share	$0.18	$—	$0.18	$—
Comprehensive income (loss):
Net income (loss)	$9.0	$19.8	$(34.9)	$46.1
Currency translation gain (loss)	(39.7)	(58.5)	(43.3)	(16.8)
Defined benefit plan adjustments, net of $2.2 million in the three and six months ended June 28, 2013 and an immaterial tax effect in 2012	0.7	(2.1)	3.4	(2.1)
Change in fair value of derivatives, net of tax of $0.8 million and $0.4 million in the three and six months ended June 28, 2013 and $3.0 million and $0.4 million in the three and six months ended June 29, 2012	0.7	(3.4)	0.2	2.6
Comprehensive income (loss), net of tax	(29.3)	(44.2)	(74.6)	29.8
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(7.0)	(0.8)	(4.5)	3.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(22.3)	$(43.4)	$(70.1)	$26.2
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	June 28, 2013	December 31, 2012
		(as restated) (1)
Assets
Current assets:
Cash and cash equivalents	$443.8	$622.3
Receivables, net of allowances of $36.1 million at June 28, 2013 and $38.3 million at December 31, 2012	1,255.2	1,182.1
Inventories, net	1,327.2	1,273.6
Deferred income taxes	40.6	39.5
Prepaid expenses and other	132.2	133.0
Total current assets	3,199.0	3,250.5
Property, plant and equipment, net	1,129.4	1,193.9
Deferred income taxes	16.2	12.8
Goodwill	188.9	187.6
Intangible assets, net	192.9	202.9
Unconsolidated affiliated companies	18.7	18.9
Other non-current assets	64.9	66.0
Total assets	$4,810.0	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$958.5	$1,003.0
Accrued liabilities	448.0	496.1
Current portion of long-term debt	597.5	511.2
Total current liabilities	2,004.0	2,010.3
Long-term debt	948.0	938.9
Deferred income taxes	215.3	223.9
Other liabilities	278.3	292.7
Total liabilities	3,445.6	3,465.8
Commitments and contingencies
Redeemable non-controlling interest	17.1	18.6
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
June 28, 2013 – 76,002 shares outstanding
December 31, 2012 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
June 28, 2013 – 49,179,314 (net of 9,252,312 treasury shares)
December 31, 2012 – 49,693,532 (net of 8,738,094 treasury shares)	0.6	0.6
Additional paid-in capital	681.5	676.7
Treasury stock	(155.8)	(137.0)
Retained earnings	845.7	892.2
Accumulated other comprehensive income (loss)	(137.3)	(104.6)
Total Company shareholders’ equity	1,238.5	1,331.7
Non-controlling interest	108.8	116.5
Total equity	1,347.3	1,448.2
Total liabilities and equity	$4,810.0	$4,932.6
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Fiscal Months Ended
	June 28, 2013	June 29, 2012
		(as restated) (1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$(34.9)	$46.1
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	66.3	53.9
Amortization of restricted stock awards	0.5	1.4
Foreign currency exchange (gain) loss	56.0	5.8
Deferred income taxes	(3.7)	7.2
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.1)
Convertible debt instruments noncash interest charges	11.4	10.9
(Gain) loss on disposal of property	0.9	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(121.7)	(146.4)
(Increase) decrease in inventories	(83.2)	(25.6)
(Increase) decrease in other assets	(2.9)	2.3
Increase (decrease) in accounts payable, accrued and other liabilities	(56.3)	27.2
Net cash flows of operating activities	(167.7)	(17.3)
Cash flows of investing activities:
Capital expenditures	(45.4)	(63.7)
Proceeds from properties sold	0.1	4.2
Acquisitions, net of cash acquired	(6.9)	(7.3)
Other	0.1	(0.1)
Net cash flows of investing activities	(52.1)	(66.9)
Cash flows of financing activities:
Dividends to shareholders paid	(9.1)	(0.2)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.1
Proceeds from other debt	611.8	877.8
Repayments of other debt	(513.9)	(790.8)
Dividends paid to non-controlling interest	(3.2)	(1.9)
Repurchase of treasury shares	(19.0)	—
Proceeds from exercise of stock options	0.6	0.1
Net cash flows of financing activities	67.3	85.1
Effect of exchange rate changes on cash and cash equivalents	(26.0)	3.8
Increase (decrease) in cash and cash equivalents	(178.5)	4.7
Cash and cash equivalents – beginning of period	622.3	434.1
Cash and cash equivalents – end of period	$443.8	$438.8
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$26.0	$15.2
Interest paid	$48.8	$33.2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$14.0	$20.2
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six fiscal months ended June 28, 2013 are not necessarily indicative of results that may be expected for the full year. The December 31, 2012 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2012 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 21, 2014. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Amended Annual 2012 Form 10-K/A. In the six months ended June 28, 2013, there have been no significant changes to these policies. In the six months ended June 28, 2013, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 and 2012:
In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
In December 2011, the FASB issued ASU No. 2011-11 ("ASU 2011-11), "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company has adopted the disclosure requirements of ASU 2011-11 as of January 1, 2013 and has included the disclosures required by those amendments retrospectively for all comparative periods presented in Note 10 - Financial Instruments of this quarterly report on Form 10-Q.

3.	Acquisitions and Divestitures
Alcan Cable North America
On September 4, 2012, the Company completed the acquisition of the North American business of Alcan Cable North America for $151.0 million, subject to additional customary adjustments of $20.3 million as anticipated in the purchase agreement, primarily related to estimated working capital levels at closing. The Company paid $171.3 million in cash to the sellers at closing in consideration for the North American business and expensed $3.3 million in fees and expenses related to the acquisition in the second half of 2012, reported within selling, general and administrative expenses ("SG&A").

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

The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $100.5 million and $244.7 million, respectively, for the three and six months ended June 28, 2013. The amount of operating income included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $8.3 million and $24.2 million, respectively, for the three and six months ended June 28, 2013.
Productora de Cables Procables S.A.S. (“Procables”)
On October 1, 2012, the Company acquired 60% of Procables from the existing shareholders (the “Seller” or “Minority Shareholder”) who maintained control of the remaining 40% of the shares for $27.4 million which was retained by the Company of which $24.0 million was used to pay down the assumed existing debt of $48.1 million. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Minority Shareholder may exercise a put option to sell all of their shares, 40% of the shares, to the Company. The Company shall be irrevocably obligated to purchase the shares ("Put Option"). In addition, the Company has a call option ("Call Option") to purchase the additional 40% of the shares. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Company may exercise a Call Option right to purchase all of the Sellers' shares (the remaining 40%). The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per Share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness of the Company for the most recent audited fiscal year (“EBITDA average”). The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A in the fourth quarter of 2012.

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

The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Procables were $40.9 million and $70.5 million for the three and six months ended June 28, 2013. The amount of net operating income (loss) included in the Company's actual consolidated results of operations from the acquisition of Procables was immaterial for the three and six months ended June 28, 2013.
Prestolite Wire, LLC ("Prestolite")
On November 2, 2012, the Company acquired Prestolite for $59.5 million. The operations include two manufacturing locations in Paragould, Arkansas and Nogales, Mexico. The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A in the fourth quarter of 2012.

Through its manufacturing facilities in the United States and Mexico, Prestolite offers a broad range of wire and cable and wire harness products serving predominately transportation OEMs, tier 1 wire harness manufacturers and distribution customers. Prestolite employs over 700 employees. In 2011, the last full year before the acquisition, Prestolite reported revenues of $170 million. Prestolite's sales and financial results are consolidated in the North American operating segment.

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

The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Prestolite were $50.7 million and $105.0 million for the three and six months ended June 28, 2013. The amount of operating income included in the Company's actual consolidated results of operations from the acquisition of Prestolite was $1.8 million and $3.8 million for the three and six months ended June 28, 2013.
Alcan Cable China
On December 3, 2012, the Company completed the acquisition of the Chinese business of Alcan Cable ("Alcan Cable China"), a related business of Alcan Cable North America, for $57.7 million. The Company expensed $1.1 million in fees and expenses related to the acquisition, reported within SG&A in the fourth quarter of 2012. The final purchase price is subject to further customary adjustments primarily related to working capital levels.

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
The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable China were $29.0 million and $45.4 million for the three and six months ended June 28, 2013. The amount of net operating income (loss) included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable China was $3.7 million for the three and six months ended June 28, 2013.

The following table presents selected financial information, in millions, except per share data, from the actual condensed consolidated results of operations for the Company for the three and six months ended June 29, 2012 and presents selected financial information from unaudited pro forma condensed consolidated results of operations for the Company for the three and six months ended June 29, 2012, respectively, as though the aforementioned acquisitions had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2012. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisitions occurred as of the date indicated or that may be achieved in the future.

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 29, 2012	June 29, 2012	June 29, 2012	June 29, 2012
	(as restated)	(pro forma)	(as restated)	(pro forma)
Net sales	$1,475.2	$1,728.1	$2,924.7	$3,422.1
Net income (loss) attributable to Company common shareholders	$17.7	$19.7	$42.6	$54.6
Earnings (loss) per common share - assuming dilution	$0.35	$0.39	$0.84	$1.07
The unaudited pro forma results are based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been completed as of January 1, 2012. The unaudited pro forma financial information does not reflect any (i) integration costs that may be incurred as a result of the acquisitions; (ii) synergies, operating efficiencies and costs savings that may result from the acquisitions; or (iii) changes in commodities prices subsequent to the dates of such unaudited pro forma financial information. In addition, the unaudited pro forma financial information does not include any transition costs, restructuring costs or recognition of compensation expenses or other one-time charges that may be incurred in connection with integrating the operations of the Company and the acquired companies.

The Company completed an acquisition in Brazil in the second quarter of 2012. The results of operations of the acquired business have been included in the condensed consolidated financial statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes.

4.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended June 28, 2013 and June 29, 2012, the Company recorded other expense of $15.6 million and $13.5 million, respectively. During the six months ended June 28, 2013 and June 29, 2012, the Company recorded other expense of $68.3 million and $6.7 million, respectively. For the three months ended June 28, 2013, other expense was primarily attributable to $10.3 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $3.6 million related to foreign currency transactions which included $11.7 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to February 13, 2013 and paid in the second quarter of 2013. For the three months ended June 29, 2012, other expense was primarily the result of $6.5 million related to losses on derivative instruments which were not designated as cash flow hedges and other expense of $6.5 million related to foreign currency transactions. For the six months ended June 28, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $20.4 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $5.3 million related to foreign currency transaction losses which include $11.7 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013. For the six months ended June 29, 2012, other expense was primarily the result of $0.3 million related to losses on derivative instruments which were not designated as cash flow hedges and other expense of $5.1 million related to foreign currency transactions.

On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $40.9 million in the six months ended June 28, 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. See Item 2 - Management's Discussion &Analysis - Venezuelan Operations for additional detail.

5.	Inventories
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	June 28, 2013	December 31, 2012
Raw materials	$327.6	$332.0
Work in process	226.9	211.8
Finished goods	772.7	729.8
Total	$1,327.2	$1,273.6

6.	Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Costs assigned to property, plant and equipment related to acquisitions are based on estimated fair values on the acquisition date. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets: buildings, from 15 to 50 years, and machinery, equipment and office furnishings, from 2 to 20 years. Leasehold improvements are depreciated over the shorter of the lease term or the useful life of the asset, unless acquired in a business combination, in which case the leasehold improvements are amortized over the shorter of the useful life of the asset or a term that includes the reasonably assured life of the lease.

Property, plant and equipment consisted of the following (in millions):

	June 28, 2013	December 31, 2012
Land	$120.7	$124.8
Buildings and leasehold improvements	365.2	375.3
Machinery, equipment and office furnishings	1,257.2	1,257.1
Construction in progress	70.1	77.5
Total gross book value	1,813.2	1,834.7
Less accumulated depreciation	(683.8)	(640.8)
Total net book value	$1,129.4	$1,193.9
Depreciation expense for the three and six fiscal months ended June 28, 2013 was $29.7 million and $59.3 million, respectively. Depreciation expense for the three and six fiscal months ended June 29, 2012 was $23.9 million and $47.8 million, respectively.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No impairment charges occurred during the six fiscal months ended June 28, 2013 and June 29, 2012.

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

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2012	$13.6	$2.2	$171.8	$187.6	$2.4	$0.5	$132.9	$135.8
Currency translation and other adjustments	4.1	(0.2)	(2.6)	1.3	—	—	(1.9)	(1.9)
Balance, June 28, 2013	$17.7	$2.0	$169.2	$188.9	$2.4	$0.5	$131.0	$133.9
The amounts of other intangible assets were as follows in millions of dollars:

	June 28, 2013	December 31, 2012
Amortized intangible assets:
Amortized intangible assets	$140.1	$140.1
Accumulated amortization	(79.4)	(73.3)
Foreign currency translation adjustment	(1.7)	0.3
Amortized intangible assets, net	$59.0	$67.1
Amortized intangible assets are stated at cost less accumulated amortization as of June 28, 2013 and December 31, 2012. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships the Company has accelerated the amortization expense to align with the historical customer attrition rates. In addition, the Company's other intangible assets include favorable lease contracts; the Company will recognize the expense over the life of the ten year lease on a straight line basis. The amortization of intangible assets for the first six fiscal months of 2013 and 2012 was $6.1 million and $5.5 million, respectively. The estimated amortization expense during the twelve month periods beginning June 28, 2013 through June 30, 2018 and thereafter, based on exchange rates as of June 28, 2013, is $12.1 million, $11.3 million, $10.2 million, $9.0 million, $4.9 million and $11.5 million thereafter.

8.	Accrued Liabilities
Included within accrued liabilities were accruals related to restructuring and warranty expenses as of June 28, 2013 and December 31, 2012.
Restructuring Accrual
The Company has incurred expenses as a result of cost reduction efforts in Europe in recent years. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In the three and six months ended June 28, 2013 the Company incurred $2.9 million and $6.0 million in charges related to actions taken at various operations in Europe to permanently reduce manufacturing personnel as well as severance expenses resulting from the recent North America acquisitions and the closure of a North American manufacturing facility. The accrual balance related to these actions was immaterial at June 28, 2013 and December 31, 2012. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan, were immaterial.
Warranty Accrual
The warranty accrual balance at June 28, 2013 and December 31, 2012 was $10.3 million and $12.8 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Tables of Contents

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2012	$12.8
Net provisions for warranties issued	1.3
Net benefits for warranties existing at the beginning of the year	(3.3)
Payments related to the warranty accrual	(0.3)
Foreign currency translation	(0.2)
Balance, June 28, 2013	$10.3

Tables of Contents

9.	Long-Term Debt

(in millions)	June 28, 2013	December 31, 2012
North America
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(262.3)	(263.0)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(9.7)	(20.4)
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	13.8	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loans	5.8	14.6
Credit facilities	17.9	14.7
Uncommitted accounts receivable facilities	23.0	4.0
Other	29.4	11.7
Rest of World (“ROW”)
Credit facilities	209.1	170.0
Total debt	1,545.5	1,450.1
Less current maturities	597.5	511.2
Long-term debt	$948.0	$938.9
At June 28, 2013, maturities of long-term debt during the twelve month periods beginning June 28, 2013 through June 30, 2018 and thereafter are $597.5 million, $151.4 million, $2.3 million, $0.9 million and $15.1 million, respectively, and $778.3 million thereafter. As of June 28, 2013 and December 31, 2012, the Company was in compliance with all material debt covenants as discussed below.

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

Tables of Contents

The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes (1)
(in millions)	June 28, 2013	December 31, 2012
Face Value	$600.0	$600.0
Fair Value (Level 2)	595.5	619.5
Interest Rate	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (2)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

(1)	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries that are borrowers or guarantors under the Company's Revolving Credit Facility (as defined below).

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

The 5.75% Senior Notes' indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem their capital stock; (iii) purchase, redeem or retire debt; (iv) issue certain preferred stock or similar equity securities; (v) make loans and investments; (vi) sell assets; (vii) incur liens; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the Company's subsidiaries' ability to pay dividends; and (x) consolidate, merge or sell all or substantially all assets. However, these covenants are subject to exceptions and qualifications.

The 5.75% Senior Notes may also be repurchased at the option of the holders in connection with a change of control (as defined in the indenture governing the 5.75% Senior Notes) or in connection with certain asset sales.

The Company used a portion of the proceeds of the 5.75% Senior Notes to redeem all of its outstanding $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017. The Company intends to use the balance of the proceeds to (i) repay its 0.875% Convertible Notes at maturity, and for (ii) general corporate purposes. In the interim, the Company used a portion of the proceeds to repay amounts outstanding under its Revolving Credit Facility. The Company capitalized $11.8 million in deferred financing costs in connection with the 5.75% Senior Notes.

Tables of Contents

Convertible Debt Instruments
The Company’s convertible debt instruments outstanding as of June 28, 2013 and December 31, 2012 are as follows:

	Subordinated Convertible Notes		0.875% Convertible Notes
(in millions)	June 28, 2013	December 31, 2012	June 28, 2013	December 31, 2012
Face value	$429.5	$429.5	$355.0	$355.0
Debt discount	(262.3)	(263.0)	(9.7)	(20.4)
Book value	167.2	166.5	345.3	334.6
Fair value (Level 1)	471.8	464.1	354.1	349.7
Maturity date	Nov 2029		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: May 15 & Nov 15
The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries that are borrowers or guarantors under the Company's Revolving Credit Facility. For additional information on the convertible notes, see the Company’s 2012 Amended Annual Report on Form 10-K/A.
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 18, 2009 in the amount of $429.5 million as part of an exchange offer. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 15, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the Subordinated Convertible Notes.
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
Senior Floating Rate Notes
The Company's $325.0 million in aggregate principal amount of senior unsecured notes, comprised of $125.0 million of Senior Floating Rate Notes due 2015 (the "Senior Floating Rate Notes") and $200.0 million of 7.125% Senior Notes due 2017, of which $200 million was repaid on October 12, 2012, (together, the "Notes") were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act on March 21, 2007. An exchange offer commenced on June 11, 2007 and was completed on July 26, 2007 to replace the unregistered Notes with registered Notes with like terms pursuant to an effective Registration Statement on Form S-4.

	Senior Floating Rate Notes (1)
(in millions)	June 28, 2013	December 31, 2012
Face value	$125.0	$125.0
Fair value (Level 1)	122.8	122.7
Interest rate	2.6%	2.7%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

(1)	Jointly and severally guaranteed by the Company's wholly-owned U.S. subsidiaries that are borrowers or guarantors under the Company's Revolving Credit Facility.

The Company may redeem the Senior Floating Rate Notes in whole or in part at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest.

The Senior Floating Rate Notes' indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur or guarantee additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which permits the Company to declare and pay dividends or distributions on the Series A preferred stock provided there is no default on the Senior Floating Rate Notes and certain financial conditions are met.

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

Tables of Contents

acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the restrictions in the Revolving Credit Facility provide the Company greater flexibility than those under the Terminated Credit Facility, and generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.

The Revolving Credit Facility has a maturity date of July 21, 2017, and provides for a committed revolving credit line of up to $700 million, $630 million of which may be borrowed by the U.S. borrower under the Revolving Credit Facility and $70 million of which may be borrowed by the Canadian borrower under the Revolving Credit Facility. The Revolving Credit Facility includes a springing maturity concept which is generally applicable only if the Company's $355 million convertible notes due 2013 or the Company's $125 million Senior Floating Rate Notes due 2015 are not repaid or refinanced within 90 days of their maturity unless, if such notes are not repaid or refinanced, there is at least $100 million of availability and the fixed charge coverage ratio is not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. Springing maturity can be as early as December 31, 2014.The commitment amount under the Revolving Credit Facility may be increased by an additional $100 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in the third quarter of 2011. Also, in the third quarter the Company expensed $1.3 million in unamortized fees and expenses related to the Terminated Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of one to one if availability under the Revolving Credit Facility is less than $70 million or 10% of the then existing aggregate lender commitment under the facility. At June 28, 2013 and December 31, 2012, the Company was in compliance with all material covenants under the facility.

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

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	June 28, 2013	December 31, 2012
Outstanding borrowings	$13.8	$—
Total credit under facility	700.0	700.0
Undrawn availability	550.0	515.3
Interest rate	3.8%	1.5%
Outstanding letters of credit	$18.3	$18.3
Original issuance	Jul 2011
Maturity date	Jul 2017
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enika Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans (1)
(in millions)	June 28, 2013	December 31, 2012
Outstanding borrowings	$5.8	$14.6
Fair value (Level 2)	5.9	14.8
Interest rate – weighted average (2)	1.5%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

Tables of Contents

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest Rate	Loan and Interest Payable	Interest Rate Swap (2)
Term Loan 1	€20.0	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug and Feb	4.20%
Term Loan 2	€10.0	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr and Oct	4.58%
Term Loan 3	€21.0	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept and Dec	4.48%
Term Loan 4	€15.0	Sep 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept and Dec Principal payments: Feb and Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
At June 28, 2013 and December 31, 2012, the Company was in compliance with all covenants under these facilities.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	June 28, 2013	December 31, 2012
Outstanding borrowings	$17.9	$14.7
Undrawn availability	105.5	82.5
Interest rate – weighted average	4.1%	6.4%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted Accounts Receivable Facilities
(in millions)	June 28, 2013	December 31, 2012
Outstanding borrowings	$23.0	$4.0
Undrawn availability	23.2	42.8
Interest rate – weighted average	1.3%	2.1%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company's European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. At June 28, 2013 and December 31, 2012, the Company was in compliance with all material covenants under these facilities.
ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	June 28, 2013	December 31, 2012
Outstanding borrowings	$209.1	$170.0
Undrawn availability	360.6	336.9
Interest rate – weighted average	4.3%	5.5%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all material covenants under these facilities as of June 28, 2013 and December 31, 2012.

Tables of Contents

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. The Company was in compliance with all material covenants under these facilities as of June 28, 2013 and December 31, 2012.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at June 28, 2013 and December 31, 2012 are shown below (in millions).

Tables of Contents

	June 28, 2013			December 31, 2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$6.5	$—	$0.1	$15.3	$—	$0.2
Commodity futures	—	—	—	22.8	0.2	1.1
Foreign currency exchange	—	—	—	60.7	0.4	0.6
		$—	$0.1		$0.6	$1.9
Derivatives not designated as cash flow hedges:
Commodity futures	$220.9	$0.4	$20.5	$206.0	$3.3	$4.9
Foreign currency exchange	268.1	6.8	1.2	253.7	3.2	3.3
		$7.2	$21.7		$6.5	$8.2

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of June 28, 2013 and December 31, 2012 all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheet.  As of June 28, 2013 and December 31, 2012 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of June 28, 2013 there were $0.2 million of contracts held by the Company that required collateral to secure the Company's derivative positions and at December 31, 2012 there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

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

	Three Fiscal Months Ended June 28, 2013
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$(0.1)	$—	Interest expense
Commodity futures	—	(1.6)	—	Cost of sales
Foreign currency exchange	—	—	—	Other income (expense)
	$—	$(1.7)	$—

Tables of Contents

	Six Fiscal Months Ended June 28, 2013
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$(0.1)	$—	Interest expense
Commodity futures	(1.3)	(1.9)	—	Cost of sales
Foreign currency exchange	—	—	—	Other income (expense)
	$(1.2)	$(2.0)	$—

	Three Fiscal Months Ended June 29, 2012
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$—	$—	Interest expense
Commodity futures	(8.5)	(0.6)	(0.2)	Cost of sales
Foreign currency exchange	—	(0.3)	—	Other income (expense)
	$(8.4)	$(0.9)	$(0.2)

	Six Fiscal Months Ended June 29, 2012
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.3	$—	$—	Interest expense
Commodity futures	(0.1)	0.1	(0.4)	Cost of sales
Foreign currency exchange	(0.1)	(0.9)	—	Other income (expense)
	$0.1	$(0.8)	$(0.4)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.
For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended June 28, 2013 and June 29, 2012, the Company recorded a loss of $10.3 million and loss of $6.5 million and for the six fiscal months ended June 28, 2013 and June 29, 2012, the Company recorded a loss of $20.4 million and a loss of $0.3 million, respectively, for derivative instruments not designated as cash flow hedges in other income and expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). A pre-tax loss of $2.4 million is expected to be reclassified into earnings from other comprehensive income in the next twelve months.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At June 28, 2013 and December 31, 2012, the Company had $18.4 million and $37.7 million, respectively, of future copper and aluminum purchases that were under forward

Tables of Contents

pricing agreements. At June 28, 2013 and December 31, 2012, the fair value of these arrangements was $17.3 million and $38.0 million, respectively, and the Company had an unrealized loss of $1.1 million and an unrealized gain of $0.3 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of June 28, 2013 or December 31, 2012.

11.	Income Taxes
During the second quarter of 2013, the Company accrued approximately $4.6 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $0.9 million (including penalties and interest) in the second quarter of 2013 due primarily to the expiration of statute of limitations for certain tax exposures.

The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $7 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expiration.

The Internal Revenue Service completed its examination of the Company's 2007 through 2010 consolidated income tax returns in the second quarter of 2013 with insignificant tax adjustments. With limited exceptions, tax years prior to 2008 are no longer open in major foreign, state, or local tax jurisdictions.

12.	Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. The Company’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s Europe and Mediterranean and ROW segments. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by provisions provided in the consolidated balance sheets and are based on local practices and regulations of the respective countries. The Company makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.

Tables of Contents

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	June 28, 2013		June 29, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$1.7	$0.4	$0.8
Interest cost	1.8	1.4	1.9	1.3
Expected return on plan assets	(2.3)	(0.5)	(2.3)	(0.4)
Amortization of prior service cost	—	0.4	—	0.2
Amortization of net loss	2.1	0.2	2.1	0.3
Amortization of translation obligation	—	—	—	—
Settlement (gain) loss	—	—	—	6.1
Net pension expense	$2.0	$3.2	$2.1	$8.3

	Six Fiscal Months Ended
	June 28, 2013		June 29, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.9	$3.4	$0.8	$1.6
Interest cost	3.6	2.8	3.8	2.8
Expected return on plan assets	(4.6)	(1.0)	(4.6)	(1.0)
Amortization of prior service cost	—	0.8	—	0.4
Amortization of net loss	4.2	0.4	4.2	0.6
Amortization of translation obligation	—	—	—	—
Settlement (gain) loss	—	—	—	6.1
Net pension expense	$4.1	$6.4	$4.2	$10.5
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $11.4 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.

Defined benefit pension plan cash contributions for the three fiscal months ended June 28, 2013 and June 29, 2012 were $2.4 million and $1.7 million, respectively. Defined benefit pension plan cash contributions for the six fiscal months ended June 28, 2013 and June 29, 2012 were $4.8 million and $3.5 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$—	$—	$—	$—
Interest cost	—	0.1	0.1	0.2
Net amortization and deferral	—	—	—	—
Net postretirement benefit expense	$—	$0.1	$0.1	$0.2
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $0.7 million in 2013, $0.7 million in 2014, $0.6 million in 2015, $0.6 million in 2016, $2.4 million in 2017 and thereafter.

Tables of Contents

Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended June 28, 2013 and June 29, 2012 was $3.1 million and $2.4 million, respectively. The net defined contribution plan expense recognized for the six fiscal months ended June 28, 2013 and June 29, 2012 was $6.4 million and $5.1 million, respectively.

13.	Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the six months ended June 28, 2013 and June 29, 2012 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2012	$1,448.2	$3.8	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$116.5
Comprehensive income (loss)	(74.6)	—	—	—	—	(37.4)	(32.7)	(4.5)
Stock dividends	(9.1)					(9.1)
Excess tax benefit from stock compensation	(1.0)			(1.0)		—
Dividends paid to non-controlling interest	(3.2)							(3.2)
Repurchase of treasury shares	(19.0)	—	—	—	(19.0)	—	—	—
Other – issuance pursuant to restricted stock, stock options and other	6.0			5.8	0.2
Balance, June 28, 2013	$1,347.3	$3.8	$0.6	$681.5	$(155.8)	$845.7	$(137.3)	$108.8

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,437.9	$3.8	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$112.5
Comprehensive income (loss)	29.8					42.8	(16.6)	3.6
Preferred stock dividend	(0.2)					(0.2)
Excess tax benefit from stock based compensation	0.1			0.1
Dividends paid to non-controlling interest	(1.9)							(1.9)
Other – issuance pursuant to restricted stock, stock options and other	6.9			5.6	1.3			—
Balance, June 29, 2012	$1,472.6	$3.8	$0.6	$672.4	$(135.2)	$930.8	$(114.0)	$114.2

Tables of Contents

The components of accumulated other comprehensive income (loss) as of June 28, 2013 and December 31, 2012, respectively, consisted of the following (in millions):

	June 28, 2013		December 31, 2012
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(64.1)	$(23.9)	$(27.9)	$(16.8)
Change in fair value of pension benefit obligation, net of tax	(81.1)	(3.0)	(84.4)	(3.1)
Change in fair value of derivatives, net of tax	0.3	(0.4)	0.1	(0.4)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(137.3)	$(27.3)	$(104.6)	$(20.3)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2012 to June 28, 2013 including the effect of significant reclassifications out of accumulated other comprehensive income as required by ASC 2013-02 (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Change in fair value of derivatives	Deferred stock held in rabbi trust	Other	Total
Balance, December 31, 2012	$(27.9)	$(84.4)	$0.1	$7.3	$0.3	$(104.6)
Other comprehensive income before reclassifications	(36.2)	—	(0.8)	—	—	(37.0)
Amounts reclassified from accumulated other comprehensive income	—	3.3	1.0	—	—	4.3
Net current - period other comprehensive income	(36.2)	3.3	0.2	—	—	(32.7)
Balance, June 28, 2013	$(64.1)	$(81.1)	$0.3	$7.3	$0.3	$(137.3)
The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 28, 2013 (in millions, net of tax):

	Three Fiscal Months Ended	Six Fiscal Months Ended
	June 28, 2013	June 28, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Change in fair value of derivatives:
Commodity contracts	$0.8	$1.0	Cost of Sales
Total - Change in fair value of derivatives	0.8	1.0
Amortization of defined pension items
Prior service cost	0.2	0.5	SG&A
Net loss	1.4	2.8	SG&A
Total - Amortization of defined benefit pension items	1.6	3.3
Total	$2.4	$4.3
Stock Repurchase Programs
On May 20, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2013. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the current stock repurchase program the Company purchased $19.0 million, or 579,038 common shares at an average price of $32.76 per share, during the three and six months ended June 28, 2013.

Tables of Contents

The Company made share repurchases in the three and six months ended June 29, 2012 under its prior stock repurchase program that was effective from October 28, 2011 through October 28, 2012.
Dividends on Common Stock
On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three months ended June 28, 2013 the Company declared and paid a quarterly cash dividend of $0.18 per share, or approximately $8.9 million in total, to all common shareholders of record as of June 10, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Deferred Compensation Plan
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2012 Amended Annual Report on Form 10-K/A. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $40.2 million and $38.1 million as of June 28, 2013 and December 31, 2012, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at June 28, 2013 and December 31, 2012 was $19.7 million and $17.7 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at June 28, 2013 and December 31, 2012, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $21.7 million and $19.8 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

14.	Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the three and six fiscal months ended June 28, 2013 and June 29, 2012 (in millions).

	Three Fiscal Months Ended
	June 28, 2013	June 29, 2012
Non-qualified stock option expense	$1.6	$1.5
Non-vested stock awards expense	2.1	2.2
Total pre-tax share-based compensation expense	$3.7	$3.7
Excess tax benefit on share-based compensation (1)	$—	$—

	Six Fiscal Months Ended
	June 28, 2013	June 29, 2012
Non-qualified stock option expense	$2.7	$2.9
Non-vested stock awards expense	3.8	4.3
Total pre-tax share-based compensation expense	$6.5	$7.2
Excess tax benefit on share-based compensation (1)	$0.1	$0.1

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.
15.     Redeemable Non-controlling Interest
The Company acquired 60% of Procables on October 1, 2012 from the existing shareholders (the “Seller” or “Minority Shareholder”) who maintained control of the remaining 40% of the shares for $27.4 million. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Minority Shareholder, may exercise a Put Option to sell all of their shares, 40% of the shares, to the Company. The Company shall be irrevocably obligated to purchase the shares. In addition, the Company has a Call Option to purchase the additional 40% of the shares. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Company may exercise a Call Option right to purchase all of the Sellers' shares (the remaining 40%). The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its EBITDA over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness of the Company for the most recent audited fiscal year. The Company determined that the put option is embedded within the non-controlling interest shares that are subject to the put option. The redemption feature requires classification of the Minority Shareholder's interest in the Consolidated Balance Sheet outside of equity under the caption “Redeemable Non-controlling Interest”.

The redeemable non-controlling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At June 28, 2013, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable non-controlling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable non-controlling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net Income.

The following is a rollforward of the redeemable non-controlling interest:

Balance, December 31, 2012	$18.6
Net income (loss)	—
Foreign currency translation	(1.5)
Balance, June 28, 2013	$17.1
16.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $37.7 million and $35.5 million, respectively, for the three fiscal months ended June 28, 2013 and June 29, 2012 and $75.5 million and $68.8 million, respectively, for the six fiscal months ended June 28, 2013 and June 29, 2012.

Tables of Contents

17.	Earnings (Loss) Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share. On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three and six months ended June 28, 2013 the Company declared and paid a quarterly cash dividend of $0.18 per share, or approximately $8.9 million in total, to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock). All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings along with common shareholders. The Company’s unvested restricted shares contain rights to receive non-forfeitable dividends and are participating securities.
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions, except per share data)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Earnings (loss) per common share – basic:
Net income (loss) attributable to Company common shareholders	$8.2	$17.7	$(37.6)	$42.6
Less: Net income allocated to participating securities (4)	—	—	—	—
Net income (loss) for basic EPS computations (1)	8.2	17.7	(37.6)	42.6
Weighted average shares outstanding for basic EPS computation (2)	49.5	49.8	49.6	49.8
Earnings (loss) per common share – basic (3)	$0.17	$0.36	$(0.76)	$0.86
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$8.2	$17.7	$(37.6)	$42.6
Add: preferred stock dividends, if applicable	0.1	0.1	—	0.2
Net income (loss) for diluted EPS computation (1)	$8.3	$17.8	$(37.6)	$42.8
Weighted average shares outstanding including nonvested shares	49.5	49.8	49.6	49.8
Dilutive effect of stock options and restricted stock units	1.2	0.9	—	0.9
Dilutive effect of assumed conversion of preferred stock	0.3	0.4	—	0.4
Weighted average shares outstanding for diluted EPS computation (2)	51.0	51.1	49.6	51.1
Earnings (loss) per common share – assuming dilution	$0.16	$0.35	$(0.76)	$0.84

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)
Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings in the calculation above; however, the effect rounded to $0.0 million in the three and six months ended June 28, 2013

On May 20, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2013. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the current stock repurchase program the Company purchased $19.0 million, or 579,038 common shares at an average price of $32.76 per share, during the three and six months ended June 28, 2013. The Company made no share repurchases in the three and six months ended June 29, 2012 under its prior stock repurchase program that was effective from October 28, 2011 through October 28, 2012.

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

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of June 28, 2013. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which

Tables of Contents

is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive.

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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of June 28, 2013. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. Intersegment sales in North America were $5.1 million and $9.4 million, in Europe and Mediterranean, intersegment sales were $10.8 million and $14.9 million and in ROW, intersegment sales were $19.4 million and $37.7 million for the three and six months ended June 28, 2013, respectively. In North America, intersegment sales were $9.6 million and $16.9 million, in Europe and Mediterranean, intersegment sales were $5.9 million and $12.1 million and in ROW, intersegment sales were $9.5 million and

Tables of Contents

$18.3 million for the three and six months ended June 29, 2012, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for the three and six fiscal months ended June 28, 2013 and June 29, 2012 is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net Sales:
North America	$706.5	$548.0	$1,411.5	$1,089.2
Europe and Mediterranean	422.4	446.6	797.0	862.7
ROW	530.2	480.6	994.3	972.8
Total	$1,659.1	$1,475.2	$3,202.8	$2,924.7
Segment Operating Income:
North America	$43.7	$36.6	$81.4	$67.0
Europe and Mediterranean	0.8	8.7	(15.4)	13.2
ROW	26.3	22.3	37.6	41.7
Total	$70.8	$67.6	$103.6	$121.9

(in millions)	June 28, 2013	December 31, 2012
Total Assets:
North America	$1,440.6	$1,483.4
Europe and Mediterranean	1,366.6	1,329.6
ROW	2,002.8	2,119.6
Total	$4,810.0	$4,932.6

19.	Commitments and Contingencies
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

At June 28, 2013 and December 31, 2012, the Company had an accrued liability of approximately $1.9 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any

Tables of Contents

material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of June 28, 2013, the Company was a defendant in approximately 29,112 cases brought in Federal District Courts throughout the United States. In the six months ended June 28, 2013, 64 asbestos cases were brought against the Company. In the calendar year 2012, 113 asbestos cases were brought against the Company. In the last 21 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of June 28, 2013, 22,354 asbestos cases have been dismissed. In the six months ended June 28, 2013, 486 asbestos cases were dismissed. As of December 31, 2012, 21,868 cases were dismissed. With regards to the approximately 29,112 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.

For cases outside the Multidistrict Litigation (“MDL”) as of June 28, 2013, Plaintiffs have asserted monetary damages in 328 cases. In 187 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $142 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 140 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $418.0 million in damages from as many as 110 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10.0 million. In addition, in relation to these 328 cases, there are claims of $249.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of June 28, 2013 and December 31, 2012, the Company had accrued, on a gross basis, approximately $5.1 million and $5.2 million respectively, and as of June 28, 2013 and December 31, 2012, had recovered approximately $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.6 million and $4.7 million, as of June 28, 2013 and December 31, 2012, respectively, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.

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

Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of June 28, 2013 and June 29, 2012, aggregate settlement costs were $8.7 million and $8.2 million, respectively. For the three months ended June 28, 2013 and June 29, 2012, settlement costs totaled $0.1 million and $0.2 million, respectively. For the six months ended June 28, 2013 and June 29, 2012, settlement costs totaled $0.2 million and $0.3 million, respectively. As of June 28, 2013 and June 29, 2012, aggregate litigation costs were $22.0 million and $20.5 million, respectively. For the three months ended June 28, 2013 and June 29, 2012, litigation costs were $0.3 million and $0.5 million, respectively. For the six months ended June 28, 2013 and June 29, 2012, litigation costs were $0.6 million and $0.8 million, respectively.

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

One of the Company's Brazilian subsidiaries is involved in an administrative proceeding with a state treasury office regarding whether tax incentives granted to the Company by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. The Company believes it correctly relied on the tax incentives granted and that it has substantial defenses to their disallowance by the Brazilian state claimant. The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial. In September 2012, the 1st Chamber of the Administrative Court found that the Company was not liable for any incentive tax payments claimed by the state treasury office. This decision was appealed by the Brazilian state and the Administrative Court determined in April 2013 that the subsidiary is liable for a part of the contested amount. The Company subsidiary is seeking formal judicial review of this latest decision on the merits in the Civil Court and obtained an injunction in April 2013 restraining collection of the tax pending the review process in the Civil Court in further proceedings. The Brazilian state subsequently sought to overturn this injunction in a State Court of Appeal and the State Court rejected the application in May 2013.

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

The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At June 28, 2013, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning June 28, 2013 through June 30, 2018 and thereafter are $41.9 million, $36.4 million, $32.5 million, $26.8 million and $18.7 million, respectively, and $16.8 million thereafter.

As of June 28, 2013, the Company had $57.0 million in letters of credit, $289.5 million in various performance bonds and $227.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for excess availability under the Company’s various credit borrowings.

20.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended June 28, 2013 and June 29, 2012 , equity in earnings of affiliated companies was $0.4 million and $0.5 million, respectively. For the six fiscal months ended June 28, 2013 and June 29, 2012, equity in earnings of affiliated companies was $0.6 million and $0.5 million, respectively. The net investment in unconsolidated affiliated companies was $18.7 million and $18.9 million as of June 28, 2013 and December 31, 2012, respectively. As of June 28, 2013, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	June 28, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$7.2	$—	$7.2	$—	$7.1	$—	$7.1
Equity securities	19.7	—	—	19.7	17.7	—	—	17.7
Total assets	$19.7	$7.2	$—	$26.9	$17.7	$7.1	$—	$24.8
Liabilities:
Derivative liabilities	$—	$21.8	$—	$21.8	$—	$10.1	$—	$10.1
Total liabilities	$—	$21.8	$—	$21.8	$—	$10.1	$—	$10.1
At June 28, 2013, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis. There were also no transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed.

The fair value of the Company's long-term debt, as noted in Note 9 - Long-Term Debt,  was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.

22.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% Senior Notes due in 2022, the $355.0 million of 0.875% Convertible Notes due in 2013, and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. As previously reported in December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The three and six months ended June 29, 2012 Condensed Statements of Operations and Comprehensive Income (Loss) Information and the six months ended June 29, 2012 Condensed Statements of Cash Flow Information were recast in previously reported financial statements, to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
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
This Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013 includes the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) Information for the three and six months ended June 29, 2012 and

Tables of Contents

the restated Condensed Consolidated Statement of Cash Flows Information for the six months ended June 29, 2012. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
In remediating the material weaknesses associated with Restatement No. 1 the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT asset amounts in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the restated consolidated financial statements included in the 2012 Amended Annual Report on Form 10-K/A and the condensed consolidated financial statements in Amendment No. 2 to the Company's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended June 29, 2012, filed on January 21, 2014. (“Restatement #2”).
The following Supplemental Guarantor and Parent Company Condensed Financial Information has been restated and recast for the effects of Restatement #1, the effects of the removal of the Canadian subsidiaries as guarantor subsidiaries and the effects of Restatement #2, which are each reflected in separate tables. The effects of Restatement No. 1 and the effects of Restatement No. 2 are further described in Note 23 - Restatement of Condensed Consolidated Financial Statements.
The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the three and six months ended June 29, 2012 and the Condensed Statement of Cash Flow Information for the six months ended June 29, 2012 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three and six months ended June 29, 2012 filed by the Company on August 3, 2012. As of December 31, 2012 the Condensed Balance Sheet Information presented in the "As Originally Filed" table corresponds to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.
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
In the tables below, the effect of Restatement No. 2 on the Condensed Statements of Operations and Comprehensive Income (Loss) information for the Parent Company and Guarantor Subsidiaries for the three and six months ended June 29, 2012, which were reported in amended financial statements for the corresponding periods on January 21, 2014, have been reported in there respective "Effect of Restatement #2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$584.9	$1,074.2	$—	$1,659.1
Intercompany	15.7	70.9	72.2	(158.8)	—
	15.7	655.8	1,146.4	(158.8)	1,659.1
Cost of sales	—	572.9	1,036.5	(143.1)	1,466.3
Gross profit	15.7	82.9	109.9	(15.7)	192.8
Selling, general and administrative expenses	12.7	49.6	75.4	(15.7)	122.0
Operating income	3.0	33.3	34.5	—	70.8
Other income (expense)	—	(5.7)	(9.9)	—	(15.6)
Interest income (expense):
Interest expense	(21.4)	(28.1)	(11.7)	30.6	(30.6)
Interest income	26.7	3.9	1.5	(30.6)	1.5
	5.3	(24.2)	(10.2)	—	(29.1)
Income (loss) before income taxes	8.3	3.4	14.4	—	26.1
Income tax (provision) benefit	(3.1)	(6.5)	(7.9)	—	(17.5)
Equity in net earnings of affiliated companies and subsidiaries	3.1	6.2	0.2	(9.1)	0.4
Net income (loss) including non-controlling interest	8.3	3.1	6.7	(9.1)	9.0
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	0.7	—	0.7
Net income (loss) attributable to Company common shareholders	$8.2	$3.1	$6.0	$(9.1)	$8.2
Comprehensive income (loss):
Net income (loss)	$8.3	$3.1	$6.7	$(9.1)	$9.0
Currency translation gain (loss)	(32.0)	(32.0)	(46.0)	70.3	(39.7)
Defined benefit plan adjustments, net of tax	0.6	0.6	0.6	(1.1)	0.7
Change in fair value of derivatives, net of tax	0.8	0.8	—	(0.9)	0.7
Comprehensive income (loss), net of tax	(22.3)	(27.5)	(38.7)	59.2	(29.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(7.0)	—	(7.0)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(22.3)	$(27.5)	$(31.7)	$59.2	$(22.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,195.1	$2,007.7	$—	$3,202.8
Intercompany	29.5	113.1	175.6	(318.2)	—
	29.5	1,308.2	2,183.3	(318.2)	3,202.8
Cost of sales	—	1,147.3	1,994.5	(288.7)	2,853.1
Gross profit	29.5	160.9	188.8	(29.5)	349.7
Selling, general and administrative expenses	23.6	99.3	152.7	(29.5)	246.1
Operating income	5.9	61.6	36.1	—	103.6
Other income (expense)	—	(7.0)	(61.3)	—	(68.3)
Interest income (expense):
Interest expense	(42.3)	(55.0)	(23.0)	60.2	(60.1)
Interest income	52.6	7.4	3.2	(60.2)	3.0
	10.3	(47.6)	(19.8)	—	(57.1)
Income (loss) before income taxes	16.2	7.0	(45.0)	—	(21.8)
Income tax (provision) benefit	(6.1)	(8.5)	0.9	—	(13.7)
Equity in net earnings of affiliated companies and subsidiaries	(47.5)	(46.0)	0.3	93.8	0.6
Net income (loss) including non-controlling interest	(37.4)	(47.5)	(43.8)	93.8	(34.9)
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income (loss) attributable to non-controlling interest	—	—	2.5	—	2.5
Net income (loss) attributable to Company common shareholders	$(37.6)	$(47.5)	$(46.3)	$93.8	$(37.6)
Comprehensive income (loss):
Net income (loss)	$(37.4)	$(47.5)	$(43.8)	$93.8	$(34.9)
Currency translation gain (loss)	(36.2)	(36.2)	(40.3)	69.4	(43.3)
Defined benefit plan adjustments, net of tax	3.3	3.3	0.9	(4.1)	3.4
Change in fair value of derivatives, net of tax	0.2	0.2	—	(0.2)	0.2
Comprehensive income (loss), net of tax	(70.1)	(80.2)	(83.2)	158.9	(74.6)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(4.5)	—	(4.5)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(70.1)	$(80.2)	$(78.7)	$158.9	$(70.1)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$535.5	$942.6	$—	$1,478.1
Intercompany	21.6	—	11.5	(33.1)	—
	21.6	535.5	954.1	(33.1)	1,478.1
Cost of sales	—	462.5	850.1	(11.5)	1,301.1
Gross profit	21.6	73.0	104.0	(21.6)	177.0
Selling, general and administrative expenses	11.4	40.4	74.2	(21.6)	104.4
Operating income	10.2	32.6	29.8	—	72.6
Other income (expense)	—	(1.2)	(12.3)	—	(13.5)
Interest income (expense):
Interest expense	(16.1)	(22.8)	(11.6)	25.3	(25.2)
Interest income	21.9	3.1	1.9	(25.3)	1.6
	5.8	(19.7)	(9.7)	—	(23.6)
Income (loss) before income taxes	16.0	11.7	7.8	—	35.5
Income tax (provision) benefit	(5.6)	(3.7)	(2.7)	—	(12.0)
Equity in net earnings of affiliated companies and subsidiaries	11.5	3.5	—	(14.5)	0.5
Net income (loss) including non-controlling interest	21.9	11.5	5.1	(14.5)	24.0
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	2.1	—	2.1
Net income (loss) attributable to Company common shareholders	$21.8	$11.5	$3.0	$(14.5)	$21.8
Comprehensive income (loss):
Net income (loss)	$21.9	$11.5	$5.1	$(14.5)	$24.0
Currency translation gain (loss)	(0.5)	(5.4)	(58.3)	—	(64.2)
Defined benefit plan adjustments, net of tax	—	—	(2.1)	—	(2.1)
Change in fair value of derivatives, net of tax	—	(1.2)	(2.2)	—	(3.4)
Comprehensive income (loss), net of tax	21.4	4.9	(57.5)	(14.5)	(45.7)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.7)	—	(0.7)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$21.4	$4.9	$(56.8)	$(14.5)	$(45.0)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	3.5	—	3.5
Gross profit	—	—	(3.5)	—	(3.5)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(3.5)	—	(3.5)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(3.5)	—	(3.5)
Income tax (provision) benefit	—	—	0.5	—	0.5
Equity in net earnings of affiliated companies and subsidiaries	(3.0)	(3.0)	—	6.0	—
Net income (loss) including non-controlling interest	(3.0)	(3.0)	(3.0)	6.0	(3.0)
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$(3.0)	$(3.0)	$(3.0)	$6.0	$(3.0)
Comprehensive income (loss):
Net income (loss)	$(3.0)	$(3.0)	$(3.0)	$6.0	$(3.0)
Currency translation gain (loss)	—	—	4.1	—	4.1
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(3.0)	(3.0)	1.1	6.0	1.1
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(3.0)	$(3.0)	$1.1	$6.0	$1.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(51.6)	$51.6	$—	$—
Intercompany	—	32.8	43.8	(76.6)	—
	—	(18.8)	95.4	(76.6)	—
Cost of sales	—	(15.1)	91.7	(76.6)	—
Gross profit	—	(3.7)	3.7	—	—
Selling, general and administrative expenses	—	(2.8)	2.8	—	—
Operating income	—	(0.9)	0.9	—	—
Other income (expense)	—	0.7	(0.7)	—	—
Interest income (expense):
Interest expense	—	0.2	(0.9)	0.7	—
Interest income	—	0.7	—	(0.7)	—
	—	0.9	(0.9)	—	—
Income (loss) before income taxes	—	0.7	(0.7)	—	—
Income tax (provision) benefit	—	(0.2)	0.2	—	—
Equity in net earnings of affiliated companies and subsidiaries	—	(0.5)	0.4	0.1	—
Net income (loss) including non-controlling interest	—	—	(0.1)	0.1	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$—	$—	$(0.1)	$0.1	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.1)	$0.1	$—
Currency translation gain (loss)	—	(8.8)	8.8	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	(8.8)	8.7	0.1	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$(8.8)	$8.7	$0.1	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$(2.9)	$—	$(2.9)
Intercompany	—	—	—	—	—
	—	—	(2.9)	—	(2.9)
Cost of sales	—	—	(3.1)	—	(3.1)
Gross profit	—	—	0.2	—	0.2
Selling, general and administrative expenses	—	—	1.7	—	1.7
Operating income	—	—	(1.5)	—	(1.5)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(1.5)	—	(1.5)
Income tax (provision) benefit	—	—	0.3	—	0.3
Equity in net earnings of affiliated companies and subsidiaries	(1.1)	(1.1)	—	2.2	—
Net income (loss) including non-controlling interest	(1.1)	(1.1)	(1.2)	2.2	(1.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Company common shareholders	$(1.1)	$(1.1)	$(1.1)	$2.2	$(1.1)
Comprehensive income (loss):
Net income (loss)	$(1.1)	$(1.1)	$(1.2)	$2.2	$(1.2)
Currency translation gain (loss)	(55.1)	(40.9)	1.6	96.0	1.6
Defined benefit plan adjustments, net of tax	(2.2)	(2.2)	—	4.4	—
Change in fair value of derivatives, net of tax	(3.4)	(2.2)	—	5.6	—
Comprehensive income (loss), net of tax	(61.8)	(46.4)	0.4	108.2	0.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(61.8)	$(46.4)	$0.5	$108.2	$0.5

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 29, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$483.9	$991.3	$—	$1,475.2
Intercompany	21.6	32.8	55.3	(109.7)	—
	21.6	516.7	1,046.6	(109.7)	1,475.2
Cost of sales	—	447.4	942.2	(88.1)	1,301.5
Gross profit	21.6	69.3	104.4	(21.6)	173.7
Selling, general and administrative expenses	11.4	37.6	78.7	(21.6)	106.1
Operating income	10.2	31.7	25.7	—	67.6
Other income (expense)	—	(0.5)	(13.0)	—	(13.5)
Interest income (expense):
Interest expense	(16.1)	(22.6)	(12.5)	26.0	(25.2)
Interest income	21.9	3.8	1.9	(26.0)	1.6
	5.8	(18.8)	(10.6)	—	(23.6)
Income (loss) before income taxes	16.0	12.4	2.1	—	30.5
Income tax (provision) benefit	(5.6)	(3.9)	(1.7)	—	(11.2)
Equity in net earnings of affiliated companies and subsidiaries	7.4	(1.1)	0.4	(6.2)	0.5
Net income (loss) including non-controlling interest	17.8	7.4	0.8	(6.2)	19.8
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	2.0	—	2.0
Net income (loss) attributable to Company common shareholders	$17.7	$7.4	$(1.2)	$(6.2)	$17.7
Comprehensive income (loss):
Net income (loss)	$17.8	$7.4	$0.8	$(6.2)	$19.8
Currency translation gain (loss)	(55.6)	(55.1)	(43.8)	96.0	(58.5)
Defined benefit plan adjustments, net of tax	(2.2)	(2.2)	(2.1)	4.4	(2.1)
Change in fair value of derivatives, net of tax	(3.4)	(3.4)	(2.2)	5.6	(3.4)
Comprehensive income (loss), net of tax	(43.4)	(53.3)	(47.3)	99.8	(44.2)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(43.4)	$(53.3)	$(46.5)	$99.8	$(43.4)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,066.8	$1,843.8	$—	$2,910.6
Intercompany	28.9	—	23.1	(52.0)	—
	28.9	1,066.8	1,866.9	(52.0)	2,910.6
Cost of sales	—	928.3	1,681.2	(23.1)	2,586.4
Gross profit	28.9	138.5	185.7	(28.9)	324.2
Selling, general and administrative expenses	23.1	71.6	132.4	(28.9)	198.2
Operating income	5.8	66.9	53.3	—	126.0
Other income (expense)	—	(0.8)	(5.9)	—	(6.7)
Interest income (expense):
Interest expense	(31.9)	(45.9)	(22.8)	50.7	(49.9)
Interest income	43.9	6.3	3.8	(50.7)	3.3
	12.0	(39.6)	(19.0)	—	(46.6)
Income (loss) before income taxes	17.8	26.5	28.4	—	72.7
Income tax (provision) benefit	(6.4)	(10.9)	(5.6)	—	(22.9)
Equity in net earnings of affiliated companies and subsidiaries	35.5	19.9	—	(54.9)	0.5
Net income (loss) including non-controlling interest	46.9	35.5	22.8	(54.9)	50.3
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income (loss) attributable to non-controlling interest	—	—	3.4	—	3.4
Net income (loss) attributable to Company common shareholders	$46.7	$35.5	$19.4	$(54.9)	$46.7
Comprehensive income (loss):
Net income (loss)	$46.9	$35.5	$22.8	$(54.9)	$50.3
Currency translation gain (loss)	0.2	(6.1)	(14.2)	—	(20.1)
Defined benefit plan adjustments, net of tax	—	—	(2.1)	—	(2.1)
Change in fair value of derivatives, net of tax	—	1.3	1.3	—	2.6
Comprehensive income (loss), net of tax	47.1	30.7	7.8	(54.9)	30.7
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.7	—	3.7
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$47.1	$30.7	$4.1	$(54.9)	$27.0

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - Effect of Restatement #1

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$—	$—	$—
Intercompany	—	—	—	—	—
	—	—	—	—	—
Cost of sales	—	—	6.2	—	6.2
Gross profit	—	—	(6.2)	—	(6.2)
Selling, general and administrative expenses	—	—	—	—	—
Operating income	—	—	(6.2)	—	(6.2)
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	(6.2)	—	(6.2)
Income tax (provision) benefit	—	—	1.0	—	1.0
Equity in net earnings of affiliated companies and subsidiaries	(5.2)	(5.2)	—	10.4	—
Net income (loss) including non-controlling interest	(5.2)	(5.2)	(5.2)	10.4	(5.2)
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$(5.2)	$(5.2)	$(5.2)	$10.4	$(5.2)
Comprehensive income (loss):
Net income (loss)	$(5.2)	$(5.2)	$(5.2)	$10.4	$(5.2)
Currency translation gain (loss)	—	—	2.3	—	2.3
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	(5.2)	(5.2)	(2.9)	10.4	(2.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(5.2)	$(5.2)	$(2.9)	$10.4	$(2.9)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(109.8)	$109.8	$—	$—
Intercompany	—	61.2	80.8	(142.0)	—
	—	(48.6)	190.6	(142.0)	—
Cost of sales	—	(41.7)	183.7	(142.0)	—
Gross profit	—	(6.9)	6.9	—	—
Selling, general and administrative expenses	—	(6.0)	6.0	—	—
Operating income	—	(0.9)	0.9	—	—
Other income (expense)	—	0.1	(0.1)	—	—
Interest income (expense):
Interest expense	—	0.2	(1.6)	1.4	—
Interest income	—	1.4	—	(1.4)	—
	—	1.6	(1.6)	—	—
Income (loss) before income taxes	—	0.8	(0.8)	—	—
Income tax (provision) benefit	—	(0.2)	0.2	—	—
Equity in net earnings of affiliated companies and subsidiaries	—	(0.6)	0.4	0.2	—
Net income (loss) including non-controlling interest	—	—	(0.2)	0.2	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$—	$—	$(0.2)	$0.2	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$(0.2)	$0.2	$—
Currency translation gain (loss)	—	(0.7)	0.7	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	(0.7)	0.5	0.2	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$(0.7)	$0.5	$0.2	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$14.1	$—	$14.1
Intercompany	—	—	—	—	—
	—	—	14.1	—	14.1
Cost of sales	—	—	9.3	—	9.3
Gross profit	—	—	4.8	—	4.8
Selling, general and administrative expenses	—	—	2.7	—	2.7
Operating income	—	—	2.1	—	2.1
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	2.1	—	2.1
Income tax (provision) benefit	—	—	(1.1)	—	(1.1)
Equity in net earnings of affiliated companies and subsidiaries	1.1	1.1	—	(2.2)	—
Net income (loss) including non-controlling interest	1.1	1.1	1.0	(2.2)	1.0
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Company common shareholders	$1.1	$1.1	$1.1	$(2.2)	$1.1
Comprehensive income (loss):
Net income (loss)	$1.1	$1.1	$1.0	$(2.2)	$1.0
Currency translation gain (loss)	(17.2)	(10.4)	1.0	27.6	1.0
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	—	4.2	—
Change in fair value of derivatives, net of tax	2.5	1.2	—	(3.7)	—
Comprehensive income (loss), net of tax	(15.7)	(10.2)	2.0	25.9	2.0
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(15.7)	$(10.2)	$2.1	$25.9	$2.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 29, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$957.0	$1,967.7	$—	$2,924.7
Intercompany	28.9	61.2	103.9	(194.0)	—
	28.9	1,018.2	2,071.6	(194.0)	2,924.7
Cost of sales	—	886.6	1,880.4	(165.1)	2,601.9
Gross profit	28.9	131.6	191.2	(28.9)	322.8
Selling, general and administrative expenses	23.1	65.6	141.1	(28.9)	200.9
Operating income	5.8	66.0	50.1	—	121.9
Other income (expense)	—	(0.7)	(6.0)	—	(6.7)
Interest income (expense):
Interest expense	(31.9)	(45.7)	(24.4)	52.1	(49.9)
Interest income	43.9	7.7	3.8	(52.1)	3.3
	12.0	(38.0)	(20.6)	—	(46.6)
Income (loss) before income taxes	17.8	27.3	23.5	—	68.6
Income tax (provision) benefit	(6.4)	(11.1)	(5.5)	—	(23.0)
Equity in net earnings of affiliated companies and subsidiaries	31.4	15.2	0.4	(46.5)	0.5
Net income (loss) including non-controlling interest	42.8	31.4	18.4	(46.5)	46.1
Less: preferred stock dividends	0.2	—	—	—	0.2
Less: net income (loss) attributable to non-controlling interest	—	—	3.3	—	3.3
Net income (loss) attributable to Company common shareholders	$42.6	$31.4	$15.1	$(46.5)	$42.6
Comprehensive income (loss):
Net income (loss)	$42.8	$31.4	$18.4	$(46.5)	$46.1
Currency translation gain (loss)	(17.0)	(17.2)	(10.2)	27.6	(16.8)
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	(2.1)	4.2	(2.1)
Change in fair value of derivatives, net of tax	2.5	2.5	1.3	(3.7)	2.6
Comprehensive income (loss), net of tax	26.2	14.6	7.4	(18.4)	29.8
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.6	—	3.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$26.2	$14.6	$3.8	$(18.4)	$26.2

Tables of Contents

Condensed Balance Sheets Information
June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.1	$27.0	$416.7	$—	$443.8
Receivables, net of allowances	—	310.0	945.2	—	1,255.2
Inventories, net	—	459.1	868.1	—	1,327.2
Deferred income taxes	—	23.0	17.6	—	40.6
Prepaid expenses and other	2.1	18.7	111.4	—	132.2
Total current assets	2.2	837.8	2,359.0	—	3,199.0
Property, plant and equipment, net	0.4	233.2	895.8	—	1,129.4
Deferred income taxes	—	—	16.2	—	16.2
Intercompany accounts	1,640.8	498.3	14.5	(2,153.6)	—
Investment in subsidiaries	1,006.5	1,335.5	—	(2,342.0)	—
Goodwill	—	13.8	175.1	—	188.9
Intangible assets, net	—	16.7	176.2	—	192.9
Unconsolidated affiliated companies	—	7.5	11.2	—	18.7
Other non-current assets	14.6	27.9	22.4	—	64.9
Total assets	$2,664.5	$2,970.7	$3,670.4	$(4,495.6)	$4,810.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$126.2	$832.3	$—	$958.5
Accrued liabilities	11.8	96.2	340.0	—	448.0
Current portion of long-term debt	345.3	—	252.2		597.5
Total current liabilities	357.1	222.4	1,424.5	—	2,004.0
Long-term debt	901.2	13.9	32.9	—	948.0
Deferred income taxes	166.5	(31.4)	80.2	—	215.3
Intercompany accounts	0.1	1,653.2	500.3	(2,153.6)	—
Other liabilities	1.1	106.1	171.1	—	278.3
Total liabilities	1,426.0	1,964.2	2,209.0	(2,153.6)	3,445.6
Redeemable non-controlling interest	—	—	17.1	—	17.1
Total Company shareholders’ equity	1,238.5	1,006.5	1,335.5	(2,342.0)	1,238.5
Non-controlling interest	—	—	108.8	—	108.8
Total liabilities and equity	$2,664.5	$2,970.7	$3,670.4	$(4,495.6)	$4,810.0

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$528.7	$—	$638.2
Receivables, net of allowances	—	277.6	912.1	—	1,189.7
Inventories	—	460.0	791.6	—	1,251.6
Deferred income taxes	—	24.4	14.7	—	39.1
Prepaid expenses and other	2.3	20.9	92.8	—	116.0
Total current assets	67.6	827.1	2,339.9	—	3,234.6
Property, plant and equipment, net	0.4	238.2	961.2	—	1,199.8
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,108.5	1,390.4	—	(2,498.9)	—
Goodwill	—	15.0	169.4	—	184.4
Intangible assets, net	—	17.7	185.4	—	203.1
Unconsolidated affiliated companies	—	7.3	11.9	—	19.2
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	110.6	340.7	—	463.4
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	214.4	1,416.5	—	1,977.6
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	82.8	—	221.5
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.5	190.0	—	292.6
Total liabilities	1,405.2	1,904.6	2,218.7	(2,097.9)	3,430.6
Redeemable non-controlling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,353.3	1,108.5	1,390.4	(2,498.9)	1,353.3
Non-controlling interest	—	—	117.4	—	117.4
Total liabilities and equity	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$(15.9)	$—	$(15.9)
Receivables, net of allowances	—	—	(7.6)	—	(7.6)
Inventories	—	—	22.0	—	22.0
Deferred income taxes	—	—	0.4	—	0.4
Prepaid expenses and other	—	—	17.0	—	17.0
Total current assets	—	—	15.9	—	15.9
Property, plant and equipment, net	—	—	(5.9)	—	(5.9)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(21.6)	(23.0)	—	44.6	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(21.6)	$(23.0)	$12.7	$44.6	$12.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	(1.5)	34.2	—	32.7
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(1.5)	34.2	—	32.7
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	2.4	—	2.4
Intercompany accounts	—	—	—	—	—
Other liabilities	—	0.1	—	—	0.1
Total liabilities	—	(1.4)	36.6	—	35.2
Redeemable non-controlling interest	—	—	—	—	—
Total Company shareholders’ equity	(21.6)	(21.6)	(23.0)	44.6	(21.6)
Non-controlling interest	—	—	(0.9)	—	(0.9)
Total liabilities and equity	$(21.6)	$(23.0)	$12.7	$44.6	$12.7

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - As Restated

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$512.8	$—	$622.3
Receivables, net of allowances	—	277.6	904.5	—	1,182.1
Inventories	—	460.0	813.6	—	1,273.6
Deferred income taxes	—	24.4	15.1	—	39.5
Prepaid expenses and other	2.3	20.9	109.8	—	133.0
Total current assets	67.6	827.1	2,355.8	—	3,250.5
Property, plant and equipment, net	0.4	238.2	955.3	—	1,193.9
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,086.9	1,367.4	—	(2,454.3)	—
Goodwill	—	15.0	172.6	—	187.6
Intangible assets, net	—	17.7	185.2	—	202.9
Unconsolidated affiliated companies	—	7.3	11.6	—	18.9
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	109.1	374.9	—	496.1
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	212.9	1,450.7	—	2,010.3
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	85.2	—	223.9
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.6	190.0	—	292.7
Total liabilities	1,405.2	1,903.2	2,255.3	(2,097.9)	3,465.8
Redeemable non-controlling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,331.7	1,086.9	1,367.4	(2,454.3)	1,331.7
Non-controlling interest	—	—	116.5	—	116.5
Total liabilities and equity	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 28, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$32.5	$(12.9)	$(187.3)	$—	$(167.7)
Cash flows of investing activities:		—
Capital expenditures	—	(15.3)	(30.1)	—	(45.4)
Proceeds from properties sold	—	0.1	—	—	0.1
Acquisitions, net of cash acquired	—	(2.3)	(4.6)	—	(6.9)
Other	—	(24.1)	24.2	—	0.1
Net cash flows of investing activities	—	(41.6)	(10.5)	—	(52.1)
Cash flows of financing activities:
Dividends paid	(9.1)	—	—	—	(9.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(70.3)	33.0	37.3	—	—
Proceeds from other debt	—	14.6	597.2	—	611.8
Repayments of other debt	—	(0.8)	(513.1)	—	(513.9)
Issuance of long-term debt	—		—	—	—
Dividends paid to non-controlling interest	—	—	(3.2)	—	(3.2)
Purchase of treasury shares	(19.0)				(19.0)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Net cash flows of financing activities	(97.7)	46.8	118.2	—	67.3
Effect of exchange rate changes on cash and cash equivalents	—	(9.5)	(16.5)	—	(26.0)
Increase (decrease) in cash and cash equivalents	(65.2)	(17.2)	(96.1)	—	(178.5)
Cash and cash equivalents – beginning of period	65.3	44.2	512.8	—	622.3
Cash and cash equivalents – end of period	$0.1	$27.0	$416.7	$—	$443.8

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$33.1	$(42.6)	$(7.6)	$—	$(17.1)
Cash flows of investing activities:			—
Capital expenditures	—	(12.1)	(51.8)	—	(63.9)
Proceeds from properties sold	—	—	4.2	—	4.2
Acquisitions, net of cash acquired	—	—	(7.3)	—	(7.3)
Other	—	(13.6)	13.5	—	(0.1)
Net cash flows of investing activities	—	(25.7)	(41.4)	—	(67.1)
Cash flows of financing activities:
Dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(33.2)	44.5	(11.3)	—	—
Proceeds from other debt	—	466.3	411.5	—	877.8
Repayments of other debt	—	(439.9)	(350.9)	—	(790.8)
Dividends paid to non-controlling interests	—	—	(1.9)	—	(1.9)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(33.2)	70.9	47.4	—	85.1
Effect of exchange rate changes on cash and cash equivalents	0.1	(4.8)	8.5	—	3.8
Increase (decrease) in cash and cash equivalents	—	(2.2)	6.9	—	4.7
Cash and cash equivalents - beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents - end of period	$0.1	$10.2	$428.5	$—	$438.8

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$(1.1)	$1.1	$—	$—
Cash flows of investing activities:			—
Capital expenditures	—	0.4	(0.4)	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	0.4	(0.4)	—	—
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(1.7)	1.7	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(1.7)	1.7	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	0.2	—	—
Increase (decrease) in cash and cash equivalents	—	(2.6)	2.6	—	—
Cash and cash equivalents - beginning of period	—	(3.9)	3.9	—	—
Cash and cash equivalents - end of period	$—	$(6.5)	$6.5	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(0.2)	$—	$(0.2)
Cash flows of investing activities:			—
Capital expenditures	—	—	0.2	—	0.2
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	—	0.2	—	0.2
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents - beginning of period	—	—	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 29, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$33.1	$(43.7)	$(6.7)	$—	$(17.3)
Cash flows of investing activities:
Capital expenditures	—	(11.7)	(52.0)	—	(63.7)
Proceeds from properties sold	—	—	4.2	—	4.2
Acquisitions, net of cash acquired	—	—	(7.3)	—	(7.3)
Other	—	(13.6)	13.5	—	(0.1)
Net cash flows of investing activities	—	(25.3)	(41.6)	—	(66.9)
Cash flows of financing activities:
Dividends paid	(0.2)	—	—	—	(0.2)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(33.2)	42.8	(9.6)	—	—
Proceeds from other debt	—	466.3	411.5	—	877.8
Repayments of other debt	—	(439.9)	(350.9)	—	(790.8)
Dividends paid to non-controlling interests	—	—	(1.9)	—	(1.9)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(33.2)	69.2	49.1	—	85.1
Effect of exchange rate changes on cash and cash equivalents	0.1	(5.0)	8.7	—	3.8
Increase (decrease) in cash and cash equivalents	—	(4.8)	9.5	—	4.7
Cash and cash equivalents - beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents - end of period	$0.1	$3.7	$435.0	$—	$438.8
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
New Accounting Pronouncements
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Amended Annual 2012 Form 10-K/A. In the six months ended June 28, 2013, there have been no significant changes to these policies. In the six months ended June 28, 2013, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 and 2012:
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

Tables of Contents

In December 2011, the FASB issued ASU No. 2011-11 ("ASU 2011-11), "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. The amendments are effective during interim and annual periods beginning on or after January 1, 2013. The Company has adopted the disclosure requirements of ASU 2011-11 as of January 1, 2013 and has included the disclosures required by those amendments retrospectively for all comparative periods presented in Note 10 - Financial Instruments of this quarterly report on Form 10-Q.
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the six fiscal months ended June 28, 2013 and the twelve months ended December 31, 2012:

(in millions)	June 28, 2013	December 31, 2012
Beginning Balance	$1,566.7	$1,210.4
Non-cash transactions
Deferred tax	3.5	5.9
Equity based awards	4.9	11.7
Foreign currency and other	(4.7)	(3.4)
Cash transactions	70.3	342.1
Ending Balance	$1,640.7	$1,566.7
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the six fiscal months ended June 28, 2013 or June 29, 2012.
Parent Company Long-Term Debt
At June 28, 2013 and December 31, 2012, the Parent Company was party to the following long-term financing arrangements:

(in millions)	June 28, 2013	December 31, 2012
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(262.3)	(263.0)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(9.7)	(20.4)
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	1,246.5	1,235.1
Less current maturities	345.3	334.6
Parent Company Long-term debt	$901.2	$900.5

(in millions)	Q2 2014	Q2 2015	Q2 2016	Q2 2017	Q2 2018
Debt maturities twelve month period ending	$345.3	$125.0	$—	$—	$—
For long-term debt related to the Parent Company, refer to Footnote 9 "Long-Term Debt" of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 19 "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements.

Tables of Contents

23.	Restatement of Condensed Consolidated Financial Statements
As previously reported, on October 29, 2012, General Cable Corporation (the “Company”) announced that it had identified historical accounting errors relating to inventory. The inventory accounting issues resulted in understated cost of sales for the three and six fiscal months ended June 29, 2012 . The Company believes that the inventory accounting issues are, to a significant extent, attributable to a complex theft scheme in Brazil and, to a somewhat lesser extent, accounting errors, primarily in Brazil, affecting work in process and finished goods inventory that were not detected due to a deficient reconciliation process.
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
This Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2013 includes the restated Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 29, 2012 and the restated Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2012. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”.
On October 10, 2013, the Audit Committee of the Board of Directors of the Company, upon the recommendation of the Company's executive officers, concluded that due to certain accounting errors, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) value added tax ("VAT") assets, the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim condensed financial statements as of, and for, the three fiscal months ended March 29, 2013 should no longer be relied upon and the Company corrected these errors within the accompanying restated condensed consolidated financial statements. In addition, the Company corrected other immaterial errors within the accompanying restated condensed consolidated financial statements (the “Other Immaterial Adjustments”). The condensed consolidated financial statement restatement for the bill and hold, VAT and Other Immaterial Adjustments is referred to as “Restatement No. 2”.
As a result of the remediation efforts related to previously disclosed internal control deficiencies, subsequent to the above referenced March 1, 2013 filings, the Company undertook an evaluation to reexamine its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects. "Bill and hold" sales generally are sales meeting specified criteria under U.S. generally accepted accounting principles ("GAAP") to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery. As a result of this review, the Company identified instances where the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met. See the columns labeled “Brazil Bill and Hold” within the tables below for the effects of correcting this error by financial statement line item.

As a result of the remediation efforts related to the previously disclosed internal control deficiencies, subsequent to the above referenced March 1, 2013 filings, the Company undertook an evaluation to determine whether certain recorded VAT assets in Brazil associated with the inventory theft and related accounting errors were recoverable. Based on its evaluation, the Company determined that it will not recover VAT assets that were previously recognized from 2008 through 2012. In addition, the Company has recorded associated interest and penalties. See the columns labeled “Brazil VAT” within the tables below for the effects of correcting this error by financial statement line item.

As noted above, the Company corrected other immaterial errors; the most significant of which are described below:

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

Tables of Contents

of December 31, 2012, cash and cash equivalents were overstated and prepaid expenses and other current assets were understated by $15.8 million.

The Company’s subsidiary in Spain did not properly record a valuation allowance against certain tax assets. As of December 31, 2012, the noncurrent deferred income tax liability was understated by $3.6 million.

The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. As December 31, 2012, property, plant and equipment, net were overstated by $2.8 million. For the three months and six months ended June 29, 2012 cost of sales was understated by $0.1 million and $0.3 million, respectively.
The Company did not properly adjust certain receivables allowances. As of December 31, 2012, receivables, net of allowances were overstated by $2.1 million.
The Company’s subsidiary in Thailand incorrectly recorded items in prior years which should have been expensed, as capitalized costs included in property, plant and equipment, net. As of December 31, 2012, property, plant and equipment, net were overstated by $0.6 million. For the three and six months ended June 29, 2012, cost of sales were understated (overstated) by $0.1 million and $0.0 million, respectively.
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
In previously issued condensed consolidated financial statements filed on January 21, 2014, the Company had also 1) revised the method used to calculate the quarterly amounts reported in the condensed consolidated financial statements to correct the inventory theft and accounting errors in Brazil. The adjustments from the revised method had no impact on the previously reported annual amounts and are not materially different in any given interim period from the amounts calculated in arriving at the revised amounts previously presented and 2) restated its Supplemental Guarantor and Parent Company Condensed Financial Information to disclose for each period presented the effect of the corrections noted above on financial statement line items affected for each period via tabular disclosure to that condensed financial information.

See the columns labeled “Other Immaterial Adjustments” within the tables below for the impact by financial statement line item for the adjustments noted above and other immaterial corrections not separately disclosed.
The following tables present the effects of Restatement No. 1 and Restatement No. 2 on each line item of the Company's previously issued condensed consolidated financial statements as of December 31, 2012 and for the three and six months ended June 29, 2012.

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

	Three Fiscal Months Ended June 29, 2012
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$1,478.1	$—	$1,478.1	$—	$(4.7)	$1.8	$(2.9)	$1,475.2
Cost of sales	1,301.1	3.5	1,304.6	0.2	(2.5)	(0.8)	(3.1)	1,301.5
Gross profit	177.0	(3.5)	173.5	(0.2)	(2.2)	2.6	0.2	173.7
Selling, general and administrative expenses	104.4	—	104.4	—	—	1.7	1.7	106.1
Operating income	72.6	(3.5)	69.1	(0.2)	(2.2)	0.9	(1.5)	67.6
Income before income taxes	35.5	(3.5)	32.0	(0.2)	(2.2)	0.9	(1.5)	30.5
Income tax (provision) benefit	(12.0)	0.5	(11.5)	—	0.7	(0.4)	0.3	(11.2)
Net income including noncontrolling interest	24.0	(3.0)	21.0	(0.2)	(1.5)	0.5	(1.2)	19.8
Net income attributable to noncontrolling interest	2.1	—	2.1	—	—	(0.1)	(0.1)	2.0
Net income attributable to Company common shareholders	21.8	(3.0)	18.8	(0.2)	(1.5)	0.6	(1.1)	17.7
Comprehensive income (loss):
Net income (loss)	24.0	(3.0)	21.0	(0.2)	(1.5)	0.5	(1.2)	19.8
Currency translation gain (loss)	(64.2)	4.1	(60.1)	1.2	0.5	(0.1)	1.6	(58.5)
Comprehensive income (loss), net of tax	(45.7)	1.1	(44.6)	1.0	(1.0)	0.4	0.4	(44.2)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(0.7)	—	(0.7)	—	—	(0.1)	(0.1)	(0.8)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	(45.0)	1.1	(43.9)	1.0	(1.0)	0.5	0.5	(43.4)
Earnings per common share - basic	0.44	(0.06)	0.38	—	(0.03)	0.01	(0.02)	0.36
Earnings per common share - assuming dilution	0.43	(0.06)	0.37	—	(0.03)	0.01	(0.02)	0.35

Tables of Contents

In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the six months ended June 29, 2012 filed by the Company on August 3, 2012. The “Restatement #1” column corresponds to Form 10-Q/A for the six months ended June 29, 2012 filed by the Company on March 1, 2013.

	Six Fiscal Months Ended June 29, 2012
(in millions, except per share data)	As Originally Filed	Effect of Restatement #1	Restatement #1	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$2,910.6	$—	$2,910.6	$—	$8.9	$5.2	$14.1	$2,924.7
Cost of sales	2,586.4	6.2	2,592.6	0.7	7.5	1.1	9.3	2,601.9
Gross profit	324.2	(6.2)	318.0	(0.7)	1.4	4.1	4.8	322.8
Selling, general and administrative expenses	198.2	—	198.2	—	—	2.7	2.7	200.9
Operating income	126.0	(6.2)	119.8	(0.7)	1.4	1.4	2.1	121.9
Income before income taxes	72.7	(6.2)	66.5	(0.7)	1.4	1.4	2.1	68.6
Income tax (provision) benefit	(22.9)	1.0	(21.9)	—	(0.5)	(0.6)	(1.1)	(23.0)
Net income including noncontrolling interest	50.3	(5.2)	45.1	(0.7)	0.9	0.8	1.0	46.1
Net income attributable to noncontrolling interest	3.4	—	3.4	—	—	(0.1)	(0.1)	3.3
Net income attributable to Company common shareholders	46.7	(5.2)	41.5	(0.7)	0.9	0.9	1.1	42.6
Comprehensive income (loss):
Net income (loss)	50.3	(5.2)	45.1	(0.7)	0.9	0.8	1.0	46.1
Currency translation gain (loss)	(20.1)	2.3	(17.8)	0.9	0.2	(0.1)	1.0	(16.8)
Comprehensive income (loss), net of tax	30.7	(2.9)	27.8	0.2	1.1	0.7	2.0	29.8
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	3.7	—	3.7	—	—	(0.1)	(0.1)	3.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	27.0	(2.9)	24.1	0.2	1.1	0.8	2.1	26.2
Earnings per common share - basic	0.94	(0.11)	0.83	(0.01)	0.02	0.02	0.03	0.86
Earnings per common share - assuming dilution	0.92	(0.10)	0.82	(0.02)	0.02	0.02	0.02	0.84

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

Tables of Contents

Condensed Statement of Cash Flows:
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

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements as of December 31, 2012 and for the three and six fiscal months ended June 29, 2012. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial position, changes in financial condition and results of operations. MD&A is provided as a supplement to the Company’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements (“Notes”) and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes.

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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra- high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and ROW. As of June 28, 2013, the Company manufactured its product lines in 55 manufacturing facilities and sold its products through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to consistent execution of the Company's guiding principles which are:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years the Company and the industry have experienced stabilizing demand with pockets of relative demand strength starting in 2012 into 2013; however, the global demand remains at historically low levels in many markets. The following are significant trends and events that occurred in the three and six months ended June 28, 2013 that affected the Company's operating results:

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and six months ended June 28, 2013, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7 million and $15 million respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

On May 20, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2013. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the current stock repurchase program the Company purchased $19.0 million, or 579,038 common shares at an average price of $32.76 per share, during the three and six months ended June 28, 2013. The Company made share repurchases in the three and six months ended June 29, 2012 under its prior stock repurchase program that was effective from October 28, 2011 through October 28, 2012.

On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the quarter ended June 28, 2013 the Company declared and paid quarterly cash dividends that totaled $0.18 per share of outstanding common stock or approximately $8.9 million to all common shareholders of record as of June 10, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.

On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). The Company used a portion of the proceeds of the 5.75% Senior Notes offering to call for its 7.125% Senior Fixed Rates Notes due 2017 and intends to use the balance to repay its 0.875% Convertible Notes at maturity and for other general corporate purposes. In the interim, the Company used a portion of the proceeds to pay amounts outstanding under the Revolving Credit Facility.

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

The Company continues to actively identify key trends in the industry to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. In 2012 the Company acquired the North American and Chinese business of Alcan Cable, Prestolite Wire, LLC and 60% of Productora de Cables Procables S.A.S. See Note 3 to the Condensed Consolidated Financial Statements - "Acquisitions and Divestitures" for further detail. The results of operations of the acquired businesses have been included in the Condensed Consolidated Financial Statements since the respective dates of the acquisition. No material acquisitions or divestitures were made in the three and six months ended June 28, 2013.

In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Currency volatility and continued political uncertainty in certain markets;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	Continued low levels of demand for a broad spectrum of products in Europe;

•	New communications networks are an enabling technology, resulting in access to knowledge; a great equalizer;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Countries are seeking greater energy independence for political and economic reasons; and

•	Emerging economies are quickly achieving wealth and large middle classes, increasing personal consumption and energy usage.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Six Fiscal Months Ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,659.1	100.0%	$1,475.2	100.0%	$3,202.8	100.0%	$2,924.7	100.0%
Cost of sales	1,466.3	88.4%	1,301.5	88.2%	2,853.1	89.1%	2,601.9	89.0%
Gross profit	192.8	11.6%	173.7	11.8%	349.7	10.9%	322.8	11.0%
Selling, general and administrative expenses	122.0	7.4%	106.1	7.2%	246.1	7.7%	200.9	6.9%
Operating income	70.8	4.3%	67.6	4.6%	103.6	3.2%	121.9	4.2%
Other income (expense)	(15.6)	(0.9)%	(13.5)	(0.9)%	(68.3)	(2.1)%	(6.7)	(0.2)%
Interest expense, net	(29.1)	(1.8)%	(23.6)	(1.6)%	(57.1)	(1.8)%	(46.6)	(1.6)%
Income (loss) before income taxes	26.1	1.6%	30.5	2.1%	(21.8)	(0.7)%	68.6	2.3%
Income tax (provision) benefit	(17.5)	(1.1)%	(11.2)	(0.8)%	(13.7)	(0.4)%	(23.0)	(0.8)%
Equity in earnings of affiliated companies	0.4	—%	0.5	—%	0.6	—%	0.5	—%
Net income (loss) including non-controlling interest	9.0	0.5%	19.8	1.3%	(34.9)	(1.1)%	46.1	1.6%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.2	—%	0.2	—%
Less: net income attributable to non-controlling interest	0.7	—%	2.0	0.1%	2.5	0.1%	3.3	0.1%
Net income (loss) attributable to Company common shareholders	$8.2	0.5%	$17.7	1.2%	$(37.6)	(1.2)%	$42.6	1.5%
Three Fiscal Months Ended June 28, 2013 Compared with Three Fiscal Months Ended June 29, 2012
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the second quarter of 2012 have been adjusted to reflect the second quarter of 2013 copper average price of $3.25 per pound (a $0.31 decrease compared to the same period in 2012) and the aluminum average price of $0.95 (a $0.05 decrease compared to the same period in 2012). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Amount	%	Amount	%
North America	$706.5	43%	$548.0	37%
Europe and Mediterranean	422.4	25%	446.6	30%
ROW	530.2	32%	480.6	33%
Total net sales	$1,659.1	100%	$1,475.2	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Amount	%	Amount	%
North America	$706.5	43%	$531.3	38%
Europe and Mediterranean	422.4	25%	432.7	30%
ROW	530.2	32%	459.5	32%
Total metal-adjusted net sales	$1,659.1	100%	$1,423.5	100%
Metal adjustment	—		51.7
Total net sales	$1,659.1		$1,475.2

	Metal Pounds Sold Three Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Pounds	%	Pounds	%
North America	143.5	43%	85.8	33%
Europe and Mediterranean	75.2	22%	76.1	29%
ROW	115.3	35%	101.2	38%
Total metal pounds sold	334.0	100%	263.1	100%
Net sales increased $183.9 million to $1,659.1 million in the second quarter of 2013 from $1,475.2 million in the second quarter of 2012. After adjusting second quarter 2012 net sales to reflect the $0.31 decrease in the average monthly copper price per pound and the $0.05 decrease in the average aluminum price per pound, net sales of $1,659.1 million reflects an increase of $235.6 million, or 17%, from the metal adjusted net sales of $1,423.5 million in 2012. Volume, as measured by metal pounds sold, increased 70.9 million pounds, or 27%, to 334.0 million pounds in the second quarter of 2013 as compared to 263.1 million pounds in the second quarter of 2012. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to net sales of $224.1 million attributable to acquisitions completed in the second half of 2012, increased volume of $1.9 million and favorable selling price and product mix of approximately $28.2 million partially offset by unfavorable foreign currency exchange rate changes of $18.6 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $175.2 million, or 33%. The increase in sales on a metal adjusted basis is due to net sales of $158.3 million attributable to acquisitions completed in the second half of 2012, increased volume of $8.5 million, excluding acquisitions, and favorable selling price and product mix of approximately $9.1 million partially offset by unfavorable foreign currency exchange rate changes of $0.7 million on the translation of reported revenues, principally related to the Canadian dollar. Excluding the impact of the acquisitions in the second half of 2012, volume, as measured by metal pounds sold, increased 3.6 million pounds or 4%, in the second quarter of 2013 compared to the second quarter of 2012. The increase in demand primarily reflects ongoing stability in aerial transmission products and a growing construction cables business.

Metal-adjusted net sales in the Europe and Mediterranean segment decreased $10.3 million, or 2%. The decrease in sales on a metal adjusted basis is due to unfavorable selling price and product mix of approximately $11.6 million and decreased volume of $2.1 million, excluding acquisitions, partially offset by favorable foreign currency exchange rate changes of $3.4 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, remained relatively flat in the second quarter of 2013 compared to the second quarter of 2012. Demand was primarily influenced by the continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products as well as decreased high voltage export project activities from the French market partially offset by increased project activities at the Company's German submarine power cable manufacturing facility.

Metal-adjusted net sales in the ROW segment increased $70.7 million or 15%. The increase in sales on a metal adjusted basis is primarily due to net sales of $65.8 million attributable to acquisitions in the fourth quarter of 2012 and favorable selling price and product mix of approximately $30.6 million partially offset by decreased volume of $4.4 million, excluding acquisitions, and unfavorable foreign currency exchange rate changes of $21.3 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Excluding the impact of the acquisitions in the fourth quarter of 2012, volume, as measured by metal pounds sold, remained relatively flat in the second quarter of 2013 compared to the second quarter of 2012.

Cost of Sales
Cost of sales increased $164.8 million to $1,466.3 million in the second quarter of 2013 from $1,301.5 million in the second quarter of 2012. The increase in the cost of sales is consistent with the increase in sales in the second quarter of 2013 as compared to the second quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost.
Gross Profit
Gross profit increased $19.1 million, or 11%, in the second quarter of 2013 from the second quarter of 2012. Gross profit as a percentage of sales was 12% in the second quarter of 2013 and in the second quarter of 2012. The gross profit increase is consistent with the increase in sales in the second quarter of 2013 as compared to the second quarter of 2012.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased $15.9 million, or 15% in the second quarter of 2013 as compared to the second quarter of 2012. SG&A as a percentage of metal-adjusted net sales was approximately 7% for the second quarter of 2013 and for the second quarter of 2012. The increase in the SG&A is primarily attributable to additional SG&A in the second quarter of 2013 as a result of the impact of the acquisitions completed in the second half of 2012 as well as $2.9 million of costs related to the financial restatement in the three months ended June 28, 2013.
Segment Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Amount	%	Amount	%
North America	$43.7	62%	$36.6	54%
Europe and Mediterranean	0.8	1%	8.7	13%
ROW	26.3	37%	22.3	33%
Total operating income (loss)	$70.8	100%	$67.6	100%
The increase in operating income for the North America segment of $7.1 million was primarily attributable to $10.1 million of operating income in the second quarter of 2013 as a result of the impact of the acquisitions completed in the second half of 2012. Excluding the impact of the acquisitions the operating income decreased $3.0 million primarily attributable to $2.9 million of costs related to the financial restatement as noted above.

The decrease in operating income for the Europe and Mediterranean segment of $7.9 million was primarily attributable to decreased volume at the Company's French manufacturing facility as noted above as well as an unfavorable pricing environment for medium voltage products in France during the three months ended June 28, 2013 as compared to the three months ended June 29, 2012.

The increase in operating income for the ROW segment of $4.0 million was primarily attributable to the acquisition of Alcan China which contributed $3.6 to million operating income, favorable pricing in Venezuela in the second quarter of 2013 as compared to the second quarter of 2012 due to the Company's strategy to recuperate prices after the devaluation of currency in Venezuela, as well as ongoing strength in Asia Pacific driven by construction activity in Thailand and the Philippines.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended June 28, 2013 and June 29, 2012, the Company recorded other expense of $15.6 million and $13.5 million, respectively. For the three months ended June 28, 2013, other expense was primarily attributable to $10.3 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $3.6 million related to foreign currency transaction losses which included $11.7 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013. For the three months ended June 29, 2012, other expense was primarily the result of $6.5 million related to losses on derivative instruments which were not designated as cash flow hedges and other expense of $6.5 million related to foreign currency transactions.

Interest Expense
Net interest expense increased to $29.1 million in the second quarter of 2013 from $23.6 million in the second quarter of 2012 primarily attributable to the incremental interest related to the $600.0 million 5.75% Senior Notes issued on September 25, 2012 net of the $200.0 million of 7.125% Senior Notes due 2017 which were repaid on October 12, 2012.
Tax Provision
The Company’s effective tax rate for the second quarter of 2013 and 2012 was 67.0% and 36.7% respectively. The relatively high effective tax rate for the second quarter of 2013 was primarily due to the greater mix of earnings in higher tax jurisdictions and the impact of full year forecasted tax losses in certain countries with deferred tax asset valuation allowances, including Germany, Spain, India and Mexico.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the second quarter of 2013 and 2012.
Six Fiscal Months Ended June 28, 2013 Compared with Six Fiscal Months Ended June 29, 2012
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the six months ended June 29, 2012 have been adjusted to reflect the six months ended June 28, 2013 copper average price of $3.43 per pound (a $0.24 decrease compared to the same period in 2012) and the aluminum average price of $0.99 (a $0.04 decrease compared to the same period in 2012). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Six Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Amount	%	Amount	%
North America	$1,411.5	44%	$1,089.2	37%
Europe and Mediterranean	797.0	25%	862.7	30%
ROW	994.3	31%	972.8	33%
Total net sales	$3,202.8	100%	$2,924.7	100%

	Metal-Adjusted Net Sales Six Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Amount	%	Amount	%
North America	$1,411.5	44%	$1,061.6	37%
Europe and Mediterranean	797.0	25%	839.0	30%
ROW	994.3	31%	936.9	33%
Total metal-adjusted net sales	$3,202.8	100%	$2,837.5	100%
Metal adjustment	—		87.2
Total net sales	$3,202.8		$2,924.7

	Metal Pounds Sold Six Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Pounds	%	Pounds	%
North America	296.1	46%	170.4	32%
Europe and Mediterranean	144.9	22%	149.2	28%
ROW	210.3	32%	208.1	40%
Total metal pounds sold	651.3	100%	527.7	100%

Net sales increased $278.1 million to $3,202.8 million for the six months ended June 28, 2013 from $2,924.7 million for the six months ended June 29, 2012. After adjusting the six months ended June 29, 2012 net sales to reflect the $0.24 decrease in the average monthly copper price per pound and the $0.04 decrease in the average aluminum price per pound, net sales of $3,202.8 million reflects an increase of $365.3 million, or 13%, from the metal adjusted net sales of $2,837.5 million in 2012. Volume, as measured by metal pounds sold, increased 123.6 million pounds, or 23%, to 651.3 million pounds in the six months ended June 28, 2013 as compared to 527.7 million pounds for the six months ended June 29, 2012. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to net sales of $460.5 million attributable to acquisitions completed in the second half of 2012 and favorable selling price and product mix of approximately $11.0 million partially offset by decreased volume of $65.0 million, excluding acquisitions, and unfavorable foreign currency exchange rate changes of $41.2 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $349.9 million, or 33%. The increase in sales on a metal adjusted basis is due to net sales of $351.9 million attributable to acquisitions completed in the second half of 2012 and increased volume of $1.0 million, excluding acquisitions, partially offset by unfavorable selling price and product mix of approximately $1.9 million and unfavorable foreign currency exchange rate changes of $1.1 million on the translation of reported revenues, principally related to the Canadian dollar. Excluding the impact of the acquisitions in the second half of 2012, volume, as measured by metal pounds sold remained relatively flat for the six months ended June 28, 2013 compared to the six months ended June 29, 2012. The decrease in demand was primarily due strong demand for utility cables in the first half of 2012, which benefited from a relatively mild winter and wind farm applications partially offset by the growing construction cables business.

Metal-adjusted net sales in the Europe and Mediterranean segment decreased $42.0 million, or 5%. The decrease in sales on a metal adjusted basis is due to unfavorable selling price and product mix of approximately $36.5 million and decreased volume of $10.3 million, excluding acquisitions, partially offset by favorable foreign currency exchange rate changes of $4.8 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 4.3 million pounds, or 3%, for the six months ended June 28, 2013 compared to the six months ended June 29, 2012. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products as well as decreased high voltage export project activities from the French market.

Metal-adjusted net sales in the ROW segment increased $57.4 million or 6%. The increase in sales on a metal adjusted basis is primarily due to net sales of $108.6 million attributable to acquisitions in the fourth quarter of 2012 and favorable selling price and product mix of approximately $49.3 million partially offset by decreased volume of $55.6 million, excluding acquisitions, and unfavorable foreign currency exchange rate changes of $44.9 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Excluding the impact of the acquisitions in the fourth quarter of 2012, volume, as measured by metal pounds sold, decreased by 23.1 million pounds, or 11%, in the six months ended June 28, 2013 compared to the six months ended June 29, 2012. The decrease in the demand is primarily attributable to the decreased shipments for Brazilian aerial transmission projects.
Cost of Sales
Cost of sales increased $251.2 million to $2,853.1 million in the six months ended June 28, 2013 from $2,601.9 million in the six months ended June 29, 2012. The increase in the cost of sales is consistent with the increase in sales in the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $26.9 million, or 8%, for the six months ended June 28, 2013 from the six months ended June 29, 2012. Gross profit as a percentage of sales was 11% for the six months ended June 28, 2013 and for the six months ended June 29, 2012. The gross profit increase is consistent with the increase in sales for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased $45.2 million, or 22% for the six months ended June 28, 2013 as compared to the six months ended June 29, 2012. SG&A as a percentage of metal-adjusted net sales was approximately 8% for the six months ended June 28, 2013 and 7% for the six months ended June 29, 2012. The increase in the SG&A is primarily attributable to the impact of the acquisitions completed in the second half of 2012 as well as $8.1 million of costs related to the financial restatement, which was allocated amongst the segments in the six months ended June 28, 2013.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Six Fiscal Months Ended
	June 28, 2013		June 29, 2012
	Amount	%	Amount	%
North America	$81.4	79%	$67.0	55%
Europe and Mediterranean	(15.4)	(15)%	13.2	11%
ROW	37.6	36%	41.7	34%
Total operating income (loss)	$103.6	100%	$121.9	100%
The increase in operating income for the North America segment of $14.4 million was primarily attributable to the acquisitions completed in the second half of 2012 resulting in an additional $28.8 million of operating income in the six months ended June 28, 2013. Excluding the impact of the acquisitions operating income decreased $14.4 million primarily attributable to $8.1 million of costs related to the financial restatement and other restructuring costs of $3.0 million related to the closure of a North America operating facility.

The decrease in operating income for the Europe and Mediterranean segment of $28.6 million was primarily attributable to increased costs at the Company's German submarine power cable manufacturing facility, decreased volume at the Company's French manufacturing facility as noted above, an unfavorable pricing environment for medium voltage products in France as well as the continued weak economic conditions in Spain, influencing demand and the pricing environment across a broad spectrum of products in the six months ended June 28, 2013 as compared to the six months ended June 29, 2012.

The decrease in operating income for the ROW segment of $4.1 million was primarily attributable to decreased demand in Brazil in the six months ended June 28, 2013 as compared to the six months ended June 29, 2012 as noted above.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the six months ended June 28, 2013 and June 29, 2012, the Company recorded other expense of $68.3 million and $6.7 million, respectively. For the six months ended June 28, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $20.4 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $5.3 million related to foreign currency transaction losses which included $11.7 million in foreign exchange gains related to copper imports that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013. For the six months ended June 29, 2012, other expense was primarily the result of $0.3 million related to losses on derivative instruments which were not designated as cash flow hedges and other expense of $5.1 million related to foreign currency transactions.
Interest Expense
Net interest expense increased to $57.1 million for the six months ended June 28, 2013 from $46.6 million for the six months ended June 29, 2012 primarily attributable to the incremental interest related to the $600.0 million 5.75% Senior Notes issued on September 25, 2012 net of the $200.0 million of 7.125% Senior Notes due 2017 which were repaid on October 12, 2012.
Tax Provision
The Company’s effective tax rate for the six months ended 2013 and 2012 was (62.8%) and 33.5% respectively. The negative effective tax rate for the six months ended June 28, 2013 was attributable to no tax benefit being available for the Venezuelan currency devaluation. The effective tax rate for the first six months of 2013 also reflects the greater mix of earnings in higher tax jurisdictions and the impact of full year forecasted tax losses in certain countries with deferred tax asset valuation allowances, including Germany, Spain, India and Mexico.
Preferred Stock Dividends

The Company accrued and paid $0.2 million in dividends on its preferred stock for the six months ended June 28, 2013 and June 29, 2012.
Liquidity and Capital Resources
The Company maintains a strong financial position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings from our various credit facilities provide the primary source for financing operating expenses and other short-term liquidity needs. As necessary, the Company funds working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, Series A preferred stock dividends, cash dividends, repurchase of common stock and taxes. The overall financial position of the Company reflects the business results and a global liquidity management strategy that incorporates cash needs, economic factors, volatile working capital needs and tax considerations.

General Cable Corporation is a holding company with no operations of its own. All of the Company's operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company's cash flow comes from the cash flows of its global operations. The Company's ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company's ability to repatriate such earnings tax efficiently. As of June 28, 2013, approximately 92% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries compared with 76% as of December 31, 2012. If these funds are needed for the Company's operations in the U.S., the Company may be required to accrue and pay U.S. taxes and foreign withholding taxes to repatriate these funds. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short-term liquidity needs of our U.S. operations.

Approximately 27% and 23% of the consolidated cash and cash equivalents balance as of June 28, 2013 and December 31, 2012, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $22.5 million and $30.9 million during the six months ended June 28, 2013 and June 29, 2012, respectively. Venezuela has foreign exchange and price controls which have historically limited the Company's ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.
Summary of Cash Flows
Operating cash outflow of $167.7 million for the six months ended June 28, 2013 reflects a net working capital use of $264.1 million as compared to $142.5 million in the six months ended June 29, 2012. The net working capital use is primarily due to an increase in receivables and inventory of $121.7 million and $83.2 million, respectively, and a decrease in accounts payable, accrued and other liabilities of $56.3 million. The increase in accounts receivable is due to increased payment terms at certain global entities. The increase in inventory is due to seasonal trends in which inventories are built in anticipation of demand during the spring and summer months, when construction activity increases. The decrease in accounts payable, accrued and other liabilities is due to an effort to reduce cash balances in certain ROW units by reducing extended supplier terms. Overall, the use of working capital was partially offset by the generation of cash inflows of $96.4 million related to net income adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange gains (losses), deferred income taxes, excess tax benefits from stock-based compensation, convertible debt instruments noncash interest charges and losses on disposal of property.

Cash flow used by investing activities was $52.1 million in the six fiscal months ended June 28, 2013, primarily reflecting $45.4 million of capital expenditures. The Company anticipates capital spending to be approximately $80 million to $100 million in 2013.

Financing activities generated $67.3 million of cash inflows in the six fiscal months ended June 28, 2013. The increase in cash flow of financing activities is due to an increase in debt in the Company's ROW and Europe and Mediterranean segments to fund working capital needs partially offset by the payment of a quarterly cash dividend that totaled $0.18 per share of outstanding common stock or approximately $8.9 million to all common shareholders of record as of June 10, 2013 in the six months ended June 28, 2013 as well as stock repurchases of $19.0 million in the second quarter of 2013. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations

The Company’s outstanding debt obligations were $1,545.5 million as of June 28, 2013 and the Company maintained approximately $1,047.3 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows.

On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). The Company used a portion of the proceeds of the 5.75% Senior Notes offering to call for its 7.125% Senior Fixed Rates Notes due 2017 and intends to use the balance to repay its 0.875% Convertible Notes at maturity and for other general corporate purposes. In the interim, the Company used a portion of the proceeds to pay amounts outstanding under the Revolving Credit Facility.

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

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of the Company's European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. As of June 28, 2013 and December 31, 2012, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2012 were underfunded by $163.7 million. Pension expense for the Company’s defined benefit pension plans for the six fiscal months ended June 28, 2013 was $10.5 million and cash contributions were approximately $4.8 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At June 28, 2013, maturities of long-term debt during the twelve month periods beginning June 28, 2013 through June 30, 2018 and thereafter are $597.5 million, $151.4 million, $2.3 million, $0.9 million and $15.1 million, respectively, and $778.3 million thereafter.
Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At June 28, 2013, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning June 28, 2013 through June 30, 2018 and thereafter are $41.9 million, $36.4 million, $32.5 million, $26.8 million and $18.7 million, respectively, and $16.8 million thereafter.

As of June 28, 2013, the Company had $57.0 million in letters of credit, $289.5 million in various performance bonds and $227.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $0.9 million and $1.0 million for the three months ended June 28, 2013 and June 29, 2012, respectively. The Company's expenditures for environmental compliance and remediation amounted to approximately $1.5 million and $1.6 million for the six months ended June 28, 2013 and June 29, 2012, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $1.9 million at June 28, 2013, and at December 31, 2012, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (7) the impact of technology; (8) our ability to maintain relationships with our distributors and retailers; (9) the changes in tax rates and exposure to new tax laws; (10) our ability to adapt to current and changing industry standards; (11) our ability to execute large customer contracts; (12) our ability to maintain relationships with key suppliers; (13) the impact of fluctuations in foreign currency rates; (14) compliance with foreign and U.S. laws and regulations; (15) our ability to negotiate extensions of labor agreements; (16) our ability to continue our uncommitted accounts payable confirming arrangements; (17) our exposure to counterparty risk in our hedging arrangements; (18) changes in financial impact on any future plant closures; (19) our ability to achieve target returns on investments in our defined benefit plans; (20) possible future environmental liabilities and asbestos litigation; (21) the outcome of current pending antitrust and competition law investigations; (22) our ability to attract and retain key employees; (23) our ability to make payments on our indebtedness; (24) our ability to comply with covenants in our existing or future financing agreements; (25) lowering of one or more of our debt ratings; (26) our ability to maintain adequate liquidity; (27) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (28) the trading price of our common stock; (29) and other material factors. See Item 1A "Risk Factors" in the Company's 2012 Amended Annual Report on Form 10-K/A, for a more detailed discussion on some of these risks.

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

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2012 Amended Annual Report on Form 10-K/A. In the six months ended June 28, 2013, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill and intangible valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
In the six months ended June 28, 2013, there have been no recent accounting pronouncements that are expected to have a significant effect on the Condensed Consolidated Financial Statements.
Venezuelan Operations
On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $40.9 million in the six months ended June 28, 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. In the three and six months ended June 28, 2013 the Company recorded $11.7 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013.

At June 28, 2013 and December 31, 2012, the Company’s total assets in Venezuela were $318.5 million and $348.2 million and total liabilities were $90.4 million and $108.2 million, respectively. At June 28, 2013 and December 31, 2012, total assets included BsF denominated monetary assets of $171.6 million and $202.2 million, which consisted primarily of $119.2 million and $142.1 million of cash, and $47.7 million and $56.9 million of accounts receivable, respectively. At June 28, 2013 and December 31, 2012, total liabilities included BsF denominated monetary liabilities of $62.3 million and $73.2 million, which consisted primarily of accounts payable and other current and non-current accruals, respectively. All monetary assets and liabilities were remeasured at 6.30 BsF per U.S. dollar at June 28, 2013 and at 4.30 BsF per U.S. dollar at December 31, 2012, the rate the Company expects to remit dividends.

The Company's sales in Venezuela were 4% of consolidated net sales for the three fiscal months ended June 28, 2013 and June 29, 2012. Operating income in Venezuela was 27% of consolidated operating income for the three fiscal months ended June 28, 2013 and 17% for the three fiscal months of June 29, 2012. The Company's sales in Venezuela were 3% and 4% of consolidated net sales for the six fiscal months ended June 28, 2013 and June 29, 2012, respectively. Operating income in Venezuela was 24% and 17% of consolidated operating income for the six fiscal months ended June 28, 2013 and June 29, 2012, respectively.

For the the three fiscal months ended June 28, 2013, 98% of Venezuela's sales were BsF denominated and approximately 2% U.S. dollar denominated. For the three fiscal months ended June 28, 2013 Venezuela's cost of sales were approximately 39% BsF denominated and approximately 61% U.S. dollar denominated. For the three fiscal months ended June 29, 2012, Venezuela's sales and cost of sales were approximately 100% and 38% BsF denominated and approximately 0% and 62% U.S. dollar denominated, respectively. For the the six fiscal months ended June 28, 2013, 99% of Venezuela's sales were BsF denominated and approximately 1% U.S. dollar denominated. For the six fiscal months ended June 28, 2013 Venezuela''s cost of sales were approximately 40% BsF denominated and approximately 60% U.S. dollar denominated. For the six fiscal months ended June 29, 2012, Venezuela's sales and cost of sales were approximately 99% and 37% BsF denominated and approximately 1% and 63% U.S. dollar denominated, respectively.

During the three and six fiscal months ended June 28, 2013, the Company settled $35.8 million and $42.9 million U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and six fiscal months ended June 29, 2012 the Company settled $11 million and $31 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the six fiscal months ended June 28, 2013, settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. Settlements were made at the rate of of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable in the three and six months ended June 28, 2013 because the authorization for copper imports was submitted prior to the devaluation on February

13, 2013. At June 28, 2013, $28.1 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending, which the Company expects will be settled at the 6.30 BsF per U.S. dollar rate except for $4.3 million which the Company expects to settle at the 4.30 BsF per U.S. dollar rate because the authorization for copper imports was submitted prior to the devaluation on February 13, 2013 for the related payables. During the six fiscal months ended June 29, 2012, settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. Approximately $14.0 million of the requested settlements have been pending less than 90 days and $14.1 million have been pending over 90 days. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt and operational requirements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of June 28, 2013 there was $0.2 million of contracts held by the Company that required collateral to secure the Company's derivative positions and at December 31, 2012 there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

The notional amounts and fair values of these designated cash flow financial instruments at June 28, 2013 and December 31, 2012 are shown below (in millions).

	June 28, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$6.5	$(0.1)	$15.3	$(0.2)
Commodity futures	—	—	22.8	(0.9)
Foreign currency forward exchanges	—	—	60.7	(0.2)
		$(0.1)		$(1.3)
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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, June 28, 2013 (the "Evaluation Date"). Based on that evaluation, and as a result of management's identification of the material weaknesses described below, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in more detail in the Company's Amendment No. 1 on Form 10-K/A, amending its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Amended Annual Report on Form 10-K/A”), management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory, including the related VAT credits, and revenue recognition in connection with bill and hold transactions, in each case in Brazil, within the Company's Rest of World ("ROW") segment and (ii) ROW segment management oversight, including management override affecting financial reporting and the setting of an improper “tone at the top,” which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory, the detection of the overstatement of VAT credits due to the theft and accounting issues, and the detection of failure to meet requirements under relevant accounting pronouncements related to revenue recognition in connection with bill and hold transactions , collectively constituted a material weakness in inventory controls in Brazil and material weaknesses in the controls related to ROW executive management. Notwithstanding the material weaknesses, each of the Company’s CEO and CFO has concluded, based on his knowledge, that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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

For additional information regarding the restatement and the material weaknesses identified by management, see Note 23 to the Condensed Consolidated Financial Statements (unaudited) included in this Quarterly Report on Form 10-Q, and Item 9A, “Controls and Procedures,” in the Company's 2012 Amended Annual Report on Form 10-K/A.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period ended June 28, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no additional material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2012 Amended Annual Report on Form 10-K/A.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended June 28, 2013

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
March 30, 2013 through April 26, 2013	—	$—	—	$125,000,000
April 27, 2013 through May 24, 2013	—	$—	—	$125,000,000
May 25, 2013 through June 28, 2013	579,038	$32.76	579,038	$106,032,174
Includes the deemed surrender of 409 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $32.23 and $32.83. Also includes, 579,038 shares of common stock that were purchased as part of publicly announced plans or programs during the quarter ended June 28, 2013.  On May 20, 2013, the Company's Board of Directors authorized the extension of the Company's existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2013.  As of June 28, 2013, our remaining share repurchase authorization was $106,032,174 million.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010)

3.2
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010)

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