Form 10-Q
period 2013-09-27
GENERAL CABLE CORP /DE/
filed 2014-01-21
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
		(as restated) (1)		(as restated) (1)
Net sales	$1,557.1	$1,512.6	$4,759.9	$4,437.3
Cost of sales	1,396.9	1,347.2	4,250.0	3,949.1
Gross profit	160.2	165.4	509.9	488.2
Selling, general and administrative expenses	117.3	95.2	363.4	296.1
Operating income	42.9	70.2	146.5	192.1
Other income (expense)	9.5	9.3	(58.8)	2.6
Interest income (expense):
Interest expense	(30.6)	(25.0)	(90.7)	(74.9)
Interest income	1.7	1.3	4.7	4.6
	(28.9)	(23.7)	(86.0)	(70.3)
Income (loss) before income taxes	23.5	55.8	1.7	124.4
Income tax (provision) benefit	(16.2)	(76.8)	(29.9)	(99.8)
Equity in earnings of affiliated companies	0.9	0.5	1.5	1.0
Net income (loss) including non-controlling interest	8.2	(20.5)	(26.7)	25.6
Less: preferred stock dividends	0.1	0.1	0.3	0.3
Less: net income attributable to non-controlling interest	2.4	2.3	4.9	5.6
Net income (loss) attributable to Company common shareholders	$5.7	$(22.9)	$(31.9)	$19.7
Earnings (loss) per share
Earnings (loss) per common share-basic	$0.11	$(0.46)	$(0.64)	$0.40
Weighted average common shares-basic	49.2	49.7	49.5	49.8
Earnings (loss) per common share-assuming dilution	$0.11	$(0.46)	$(0.64)	$0.39
Weighted average common shares-assuming dilution	50.7	49.7	49.5	51.2
Dividends per common share	$0.18	$—	$0.36	$—
Comprehensive income (loss):
Net income (loss)	$8.2	$(20.5)	$(26.7)	$25.6
Currency translation gain (loss)	14.5	20.8	(28.8)	4.0
Defined benefit plan adjustments, net of $0.8 million and $2.8 million in the three and nine months ended September 27, 2013 and an immaterial tax effect in 2012	1.8	—	5.2	(2.1)
Change in fair value of derivatives, net of tax of $0.2 million and $0.6 million in the three and nine months ended September 27, 2013 and $3.1 million and $3.5 million in the three and nine months ended September 28, 2012	(0.2)	4.1	—	6.7
Comprehensive income (loss), net of tax	24.3	4.4	(50.3)	34.2
Comprehensive income (loss) attributable to non-controlling interest, net of tax	5.5	3.3	1.0	6.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$18.8	$1.1	$(51.3)	$27.3
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 27, 2013	December 31, 2012
		(as restated) (1)
Assets
Current assets:
Cash and cash equivalents	$533.1	$622.3
Receivables, net of allowances of $35.7 million at September 27, 2013 and $38.3 million at December 31, 2012	1,240.3	1,182.1
Inventories	1,321.6	1,273.6
Deferred income taxes	38.3	39.5
Prepaid expenses and other	132.5	133.0
Total current assets	3,265.8	3,250.5
Property, plant and equipment, net	1,115.0	1,193.9
Deferred income taxes	20.2	12.8
Goodwill	188.5	187.6
Intangible assets, net	189.3	202.9
Unconsolidated affiliated companies	19.8	18.9
Other non-current assets	69.9	66.0
Total assets	$4,868.5	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$977.5	$1,003.0
Accrued liabilities	472.4	496.1
Current portion of long-term debt	585.3	511.2
Total current liabilities	2,035.2	2,010.3
Long-term debt	943.3	938.9
Deferred income taxes	224.4	223.9
Other liabilities	286.6	292.7
Total liabilities	3,489.5	3,465.8
Commitments and contingencies
Redeemable non-controlling interest	17.2	18.6
Total equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
September 27, 2013 – 76,002 shares outstanding
December 31, 2012 – 76,002 shares outstanding	3.8	3.8
Common stock, $0.01 par value, issued and outstanding shares:
September 27, 2013 – 49,199,397 (net of 9,229,827 treasury shares)
December 31, 2012 – 49,693,532 (net of 8,738,094 treasury shares)	0.6	0.6
Additional paid-in capital	692.7	676.7
Treasury stock	(155.7)	(137.0)
Retained earnings	842.5	892.2
Accumulated other comprehensive income (loss)	(124.3)	(104.6)
Total Company shareholders’ equity	1,259.6	1,331.7
Non-controlling interest	102.2	116.5
Total equity	1,361.8	1,448.2
Total liabilities and equity	$4,868.5	$4,932.6
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Fiscal Months Ended
	September 27, 2013	September 28, 2012
		(as restated) (1)
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$(26.7)	$25.6
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	100.0	81.5
Amortization of restricted stock awards	0.6	2.1
Foreign currency exchange (gain) loss	55.2	3.5
Deferred income taxes	4.0	79.7
Excess tax (benefits) deficiencies from stock-based compensation	(0.1)	(0.1)
Non-cash asset impairment charge	14.0	—
Convertible debt instruments noncash interest charges	17.4	16.6
(Gain) loss on disposal of property	2.8	0.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(91.0)	(165.4)
(Increase) decrease in inventories	(64.0)	41.0
(Increase) decrease in other assets	(8.2)	(14.1)
Increase (decrease) in accounts payable, accrued and other liabilities	(27.1)	11.1
Net cash flows of operating activities	(23.1)	82.0
Cash flows of investing activities:
Capital expenditures	(65.4)	(89.8)
Proceeds from properties sold	0.4	4.4
Acquisitions, net of cash acquired	(6.9)	(179.5)
Other	0.2	(0.1)
Net cash flows of investing activities	(71.7)	(265.0)
Cash flows of financing activities:
Dividends to shareholders paid	(18.1)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	0.1
Proceeds from other debt	850.9	1,264.3
Repayments of other debt	(779.5)	(1,239.8)
Issuance of long-term debt	—	600.0
Purchase of non-controlling interest	(4.0)	—
Dividends paid to non-controlling interest	(3.2)	(2.3)
Repurchase of treasury shares	(19.5)	(1.2)
Proceeds from exercise of stock options	0.6	0.1
Net cash flows of financing activities	27.3	620.9
Effect of exchange rate changes on cash and cash equivalents	(21.7)	13.5
Increase (decrease) in cash and cash equivalents	(89.2)	451.4
Cash and cash equivalents – beginning of period	622.3	434.1
Cash and cash equivalents – end of period	$533.1	$885.5
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$34.4	$25.8
Interest paid	$62.0	$46.2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$13.9	$14.5
See accompanying Notes to Condensed Consolidated Financial Statements.
(1) See Note 23 - Restatement of Condensed Consolidated Financial Statements

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine fiscal months ended September 27, 2013 are not necessarily indicative of results that may be expected for the full year. The December 31, 2012 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2012 Amended Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 21, 2014. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Amended Annual 2012 Form 10-K/A. In the nine months ended September 27, 2013, there have been no significant changes to these policies. In the nine months ended September 27, 2013, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 and 2012:
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

The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $117.9 million and $362.6 million, respectively, for the three and nine months ended September 27, 2013. The amount of operating income included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $7.1 million and $31.3 million, respectively, for the three and nine months ended September 27, 2013. The amount of net sales and net operating income (loss) included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable North America were $47.6 million and $0.1 million for the three and nine months ended September 28, 2012.
Productora de Cables Procables S.A.S. (“Procables”)
On October 1, 2012, the Company acquired 60% of Procables from the existing shareholders (the “Seller” or “Minority Shareholder”), who maintained control of the remaining 40% of the shares, for $27.4 million which was retained by the Company of which $24.0 million was used to pay down the assumed existing debt of $48.1 million. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Minority Shareholder may exercise a put option to sell all of their shares, 40% of the shares, to the Company. The Company shall be irrevocably obligated to purchase the shares ("Put Option"). In addition, the Company has a call option ("Call Option") to purchase the additional 40% of the shares. For a 36-month period commencing on the expiration of the no-transfer period of four years, the Company may exercise a Call Option right to purchase all of the Sellers' shares (the remaining 40%). The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average net indebtedness of the Company for the most recent audited fiscal year (“EBITDA average”). The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A in the fourth quarter of 2012.

Procables employs over 500 employees, through its two manufacturing facilities in Bogota and Barranquilla in ROW, and offers a broad range of wire and cable products, including low and medium voltage power cables, building wire, industrial, communications, and bare aluminum conductors as well as operating copper and aluminum rod mills. The acquisition of Procables is expected to enhance the Company's presence in the Andean Region, create synergies, increase production capacity and complement the Company's current investments in ROW. In 2011, the last full year before the acquisition, Procables reported revenues of $120 million. Procables' sales and financial results are consolidated in the ROW operating segment.The following table represents a purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

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

The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Procables were $34.1 million and $104.6 million for the three and nine months ended September 27, 2013. The amount of net operating income (loss) included in the Company's actual consolidated results of operations from the acquisition of Procables was $1.1 million for the three and nine months ended September 27, 2013.
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

The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Prestolite were $48.8 million and $153.8 million for the three and nine months ended September 27, 2013. The amount of operating income included in the Company's actual consolidated results of operations from the acquisition of Prestolite was $1.2 million and $5.0 million for the three and nine months ended September 27, 2013.
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
The amount of net sales included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable China were $29.4 million and $74.8 million for the three and nine months ended September 27, 2013. The amount of net operating income included in the Company's actual consolidated results of operations from the acquisition of Alcan Cable China was $3.7 million and $7.4 million for the three and nine months ended September 27, 2013.

The following table presents selected financial information, in millions, except per share data, from the actual condensed consolidated results of operations for the Company for the three and nine months ended September 28, 2012 and presents selected financial information from unaudited pro forma condensed consolidated results of operations for the Company for the three and nine months ended September 28, 2012, respectively, as though the aforementioned acquisitions had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisitions had occurred as of January 1, 2012. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisitions occurred as of the date indicated or that may be achieved in the future.

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 28, 2012	September 28, 2012	September 28, 2012	September 28, 2012
	(as restated)	(pro forma)	(as restated)	(pro forma)
Net sales	$1,512.6	$1,771.7	$4,437.3	$5,193.8
Net income (loss) attributable to Company common shareholders	$(22.9)	$(13.5)	$19.7	$40.8
Earnings (loss) per common share - assuming dilution	$(0.46)	$(0.27)	$0.39	$0.81
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
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended September 27, 2013 and September 28, 2012, the Company recorded other income of $9.5 million and other income of $9.3 million, respectively. During the nine months ended September 27, 2013 and September 28, 2012, the Company recorded other expense of $58.8 million and other income of $2.6 million, respectively. For the three months ended September 27, 2013, other income was primarily attributable to $2.9 million related to gains on derivative instruments that were not designated as cash flow hedges and other income of $6.6 million related to foreign currency transactions which included $4.3 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to February 13, 2013 and paid in the second quarter of 2013. For the three months ended September 28, 2012, other income was primarily the result of $8.4 million related to gains on derivative instruments which were not designated as cash flow hedges and other income of $0.9 million related to foreign currency transactions. For the nine months ended September 27, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $17.5 million related to loses on derivative instruments that were not designated as cash flow hedges and other expense of $1.4 million related to foreign currency transaction losses which include $16.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013. For the nine months ended September 28, 2012, other income was primarily the result of $6.8 million related to gains on derivative instruments which were not designated as cash flow hedges and other expense of $4.2 million related to foreign currency transactions.

On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded

Tables of Contents

a pre-tax charge of $40.9 million in the nine months ended September 27, 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar.

5.	Inventories
Approximately 83% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	September 27, 2013	December 31, 2012
Raw materials	$314.2	$332.0
Work in process	221.3	211.8
Finished goods	786.1	729.8
Total	$1,321.6	$1,273.6

6.	Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	September 27, 2013	December 31, 2012
Land	$123.7	$124.8
Buildings and leasehold improvements	375.8	375.3
Machinery, equipment and office furnishings	1,287.8	1,257.1
Construction in progress	45.7	77.5
Total gross book value	1,833.0	1,834.7
Less accumulated depreciation	(718.0)	(640.8)
Total net book value	$1,115.0	$1,193.9
Depreciation expense for the three and nine fiscal months ended September 27, 2013 was $30.3 million and $89.6 million, respectively. Depreciation expense for the three and nine fiscal months ended September 28, 2012 was $24.6 million and $72.4 million, respectively.

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

In the three months ended September 27, 2013 the Company’s executive management decided to no longer import building wire product into the United States from its General Cable Mexico unit (Mexico). This change is considered significant to the operation due to associated revenue, profit and the influence on the overall results of Mexico from this United States business. Based on the decision to no longer import building wire product from Mexico to the United States coupled with the pricing pressures in the Mexico market and the commercial challenges of entering into new businesses to support the new product lines the Company performed an asset impairment review for its Mexican business in accordance with ASC 360 “Property, Plant and Equipment”.

The Mexico results are reported within the ROW reporting unit. The Mexico operations and assets include machinery and equipment which manufacture different products including power cables, building wire, telephone cables all housed in three manufacturing buildings. The three lines have a significant amount of shared costs including advertising, sales force, data processing, accounting, and management. The Company manages its business at a total Mexico level and has similar distribution methods. Therefore, based on the reporting structure the lowest level of which identifiable cash flows that can be determined is the Mexico unit.

The Company developed its internal forward business plans and 2014 outlook under the guidance of new local and regional leadership to determine the undiscounted expected future cash flows derived from the Mexican long lived assets. Based on the internal projections developed by executive management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. Since the undiscounted expected cash flows was less than the carrying value of the assets the Company engaged a third party valuation firm to determine the amount of the impairment by determining the fair value of the Mexican long lived assets.  To determine the fair value of these assets, the Company first estimated the future cash flows associated with the Mexican business based on management's best estimates considering the likelihood of various outcomes.  Subsequently, the Company performed a current appraisal of the Mexican machinery and equipment and real property assets utilizing standard valuation approaches.  Based on the results of the analysis, the Company recorded an impairment charge of $14.0 million in the three months ended September 27, 2013.

7.	Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company completes its annual impairment test within the fourth quarter of each year. In addition, the Company evaluates the carrying value between the valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization. In September 2013, the Company began the review of the 2014 plan projections for the PDIC reporting unit. Based on preliminary results the Company noted the projected results for the 2013 forecast and the 2014 plan were significantly below the projections used for the 2012 impairment process, perhaps indicating a change in the business climate. Therefore, the Company decided to complete the 2013 goodwill and indefinite-lived intangible assets impairment analysis as of September 27, 2013 due to this impairment indicator for the PDIC reporting unit.
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
The Company performed the first step of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $165.1 million. Based on the results of the valuation, the fair value of the reporting unit exceeded the carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.
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

Tables of Contents

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
Our interim impairment test for both goodwill and indefinite lived intangibles assets indicated there was no impairment. While the Company believes that the assumptions and estimates utilized in the testing are appropriate, multiples of earnings, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the Company’s stock price, could result in significantly different estimates of fair value. For the 2013 impairment analysis, the Company used a discount rate of 11.5% and a residual growth rate of 4.6%. The discount rate used in the prior year was 12%. The decrease was due to lower relevered betas expected for comparable business or economic fundamentals impacting the reporting unit compared to the prior year. The residual growth rate decreased compared with the rate utilized in the 2012 impairment analysis due to lower expected long-term GDP growth for countries in which the reporting unit operates. As noted, changes in these estimates and assumptions could materially affect the results of Step 1 of the goodwill impairment tests. For example, an increase in the discount rate of 100 basis points or a decrease in the residual growth rate of 110 basis points would result in a decrease to the fair value of $62 million and $27 million, respectively. The fair value would still exceed the carrying value if these changes were made when employing an income and market-based approach. Overall, a decrease of 5% in the estimated fair value of any of the Company’s reporting units would not result in an impairment.
The Company performed the first step of the indefinite-lived intangible assets impairment test. In Step 1 of the impairment test, the Company determined the fair value of the indefinite-lived intangible assets exceeded their carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.

Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2012	$13.6	$2.2	$171.8	$187.6	$2.4	$0.5	$132.9	$135.8
Currency translation and other adjustments	4.3	(0.2)	(3.2)	0.9	—	—	(2.9)	(2.9)
Balance, September 27, 2013	$17.9	$2.0	$168.6	$188.5	$2.4	$0.5	$130.0	$132.9
The amounts of other intangible assets were as follows in millions of dollars:

	September 27, 2013	December 31, 2012
Amortized intangible assets:
Amortized intangible assets	$140.1	$140.1
Accumulated amortization	(82.6)	(73.3)
Foreign currency translation adjustment	(1.1)	0.3
Amortized intangible assets, net	$56.4	$67.1
Amortized intangible assets are stated at cost less accumulated amortization as of September 27, 2013 and December 31, 2012. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. In addition, the Company's other intangible assets include favorable lease contracts; the Company will recognize the expense over the life of the ten year lease on a straight line basis. The amortization of intangible assets for the first nine fiscal months of 2013 and 2012 was $9.3 million and $8.2 million, respectively. The estimated amortization expense during the twelve month periods beginning September 27, 2013 through September 28, 2018 and thereafter, based on exchange rates as of September 27, 2013, is $12.0 million, $11.1 million, $10.1 million, $8.6 million, $3.9 million and $10.7 million thereafter.

Tables of Contents

8.	Accrued Liabilities
Included within accrued liabilities were accruals related to restructuring and warranty expenses as of September 27, 2013 and December 31, 2012.
Restructuring Accrual
The Company has incurred expenses as a result of cost reduction efforts in recent years. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In the three and nine months ended September 27, 2013 the Company incurred $0.8 million and $6.8 million in charges related to actions taken at various operations in Europe to permanently reduce manufacturing personnel as well as severance expenses resulting from the recent North America acquisitions and the closure of a North American manufacturing facility. Payments made in nine months ended September 27, 2013 were $3.3 million resulting in an accrual balance related to these actions of $3.9 million at September 27, 2013. The accrual balance related to these actions was immaterial at December 31, 2012. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan, were immaterial.
Warranty Accrual
The warranty accrual balance at September 27, 2013 and December 31, 2012 was $11.8 million and $12.8 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2012	$12.8
Net provisions for warranties issued	2.8
Net benefits for warranties existing at the beginning of the year	(3.4)
Payments related to the warranty accrual	(0.7)
Foreign currency translation	0.3
Balance, September 27, 2013	$11.8

Tables of Contents

9.	Long-Term Debt

(in millions)	September 27, 2013	December 31, 2012
North America
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(261.9)	(263.0)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(4.1)	(20.4)
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	—	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loans	—	14.6
Revolving Credit Facility	10.8	—
Other Credit Facilities	29.1	14.7
Uncommitted accounts receivable facilities	0.2	4.0
Other	25.8	11.7
Rest of World (“ROW”)
Credit facilities	210.2	170.0
Total debt	1,528.6	1,450.1
Less current maturities	585.3	511.2
Long-term debt	$943.3	$938.9
At September 27, 2013, maturities of long-term debt during the twelve month periods beginning September 27, 2013 through September 28, 2018 and thereafter are $585.3 million, $149.5 million, $2.1 million, $1.0 million and $11.8 million, respectively, and $778.9 million thereafter. As of September 27, 2013 and December 31, 2012, the Company was in compliance with all material debt covenants as discussed below.

The fair value of the Company's long-term debt, as noted below, was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.
5.75% Senior Notes due 2022
On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes due 2022 (the "5.75% Senior Notes"). The 5.75% Senior Notes are jointly and severally guaranteed by each of the Company's current and future U.S. subsidiaries that is a borrower or a guarantor under the Company's Revolving Credit Facility or certain of the Company's or the guarantors' other indebtedness. The 5.75% Senior Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The 5.75% Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Tables of Contents

The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes (1)
(in millions)	September 27, 2013	December 31, 2012
Face Value	$600.0	$600.0
Fair Value (Level 2)	579.0	619.5
Interest Rate	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (2)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

(1)	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries that are borrowers or guarantors under the Company's Revolving Credit Facility (as defined below).

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

On November 4, 2013, the Company commenced a consent solicitation to amend the indentures (the “Proposed Amendment”) and to provide related waivers  with respect to its Senior Floating Rate Notes due 2015 and 5.75% Senior Notes due 2022 (the “Notes”).  The Proposed Amendment and related waivers would amend the indentures governing the Notes to make certain changes to the reporting covenants and to waive defaults that have occurred prior to the effective date of the amendments.  The Solicitation expired on November 8, 2013 (the “Expiration Date”).  As of the Expiration Date, the Company had received the requisite number of Consents required to approve the proposed Amendments and waivers and, accordingly, the Company, its U.S. subsidiaries that serve as guarantors, and U.S. Bank National Association, as trustee, executed supplemental indentures implementing the Proposed Amendment with respect to the Notes.  Under the terms of the amended indentures, the filing with the Securities and Exchange Commission of the Company’s quarterly reports on form 10-Q for the quarters ended June 28, 2013 and September 27, 2013 on or prior to March 17, 2014 would satisfy the Company’s obligations under the reporting covenants of the indentures; provided that if the Company does not comply with the reporting covenants on or before March 17, 2014, then such noncompliance will constitute an event of default as defined in the indentures.  In connection with the consent solicitation, the Company agreed to pay additional interest at the rate of 0.50% per annum to the Note holders beginning on November 1, 2013, and continuing until the earlier of (a) the date on which the Company complies with the reporting covenants and (b) March 17, 2014.  In addition, Note holders who returned valid unrevoked consents prior to the Expiration Date are also eligible to receive a lump-sum consent fee equal to 0.25% in the event that the Company has not complied with the reporting covenants on or before January 31, 2014.

Under the terms of the 5.750% Senior Notes due 2022 (the “Notes”), the Company was required to file a registration statement for the 5.75% Senior Notes on or before the 1-year anniversary of the initial issuance of the 5.75% Senior Notes on September 25, 2012.  Because the Company has not filed the registration statement for the 5.75% Senior Notes within the required time, the terms of the Notes require the Company to pay additional interest under the 5.75% Senior Notes equal to 0.25% per year beginning

Tables of Contents

on September 26, 2013 for the first 90 days of delay, and an additional 0.25% per year for each subsequent 90-day period until the registration statement is filed.

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

Convertible Debt Instruments
The Company’s convertible debt instruments outstanding as of September 27, 2013 and December 31, 2012 are as follows:

	Subordinated Convertible Notes		0.875% Convertible Notes
(in millions)	September 27, 2013	December 31, 2012	September 27, 2013	December 31, 2012
Face value	$429.5	$429.5	$355.0	$355.0
Debt discount	(261.9)	(263.0)	(4.1)	(20.4)
Book value	167.6	166.5	350.9	334.6
Fair value (Level 1)	486.9	464.1	354.8	349.7
Maturity date	Nov 2029		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: May 15 & Nov 15
The 0.875% Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries that are borrowers or guarantors under the Company's Revolving Credit Facility. For additional information on the convertible notes, see the Company’s 2012 Amended Annual Report on Form 10-K/A.
Subordinated Convertible Notes due 2029
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

By letter dated August 30, 2013, U.S. Bank National Association (“Trustee”), as the trustee under the note indenture dated as of December 18, 2009, by and among the Trustee and the Company (the “Indenture”), notified the Company that the Company’s failure to comply with the reporting covenants of the Indenture could constitute an event of default under the terms of the Indenture governing the Company’s Subordinated Convertible Notes due 2029 if not remedied within 60 days of August 30, 2013.   The Company did not comply with the reporting covenant within such 60 day period.  By notice to the Trustee, the Company, pursuant to the terms of the Indenture, elected to pay the note holders, as the sole and exclusive remedy for the Company’s failure to comply with the reporting covenants, additional interest at an annual rate of 0.50% of the principal amount of the Subordinated Convertible Notes due 2029 until the Company complies with the reporting covenant (but for no longer than 365 days from October 29, 2013).

0.875% Convertible Notes due 2013

The Company’s 0.875% Convertible Notes issued in November 2006 in the amount of $355 million matured on November 15, 2013.  The Company fully satisfied and extinguished these notes by timely tendering the notional amount to the trustee under the applicable note indenture.  The Company used cash on hand and borrowings under its Asset-Based Revolving Credit Facility to fund the retirement of the notes.

Tables of Contents

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

	Senior Floating Rate Notes (1)
(in millions)	September 27, 2013	December 31, 2012
Face value	$125.0	$125.0
Fair value (Level 1)	123.8	122.7
Interest rate	2.6%	2.7%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

(1)	Jointly and severally guaranteed by the Company's wholly-owned U.S. subsidiaries that are borrowers or guarantors under the Company's Revolving Credit Facility.

Tables of Contents

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

On November 4, 2013, the Company commenced a consent solicitation to amend the indentures (the “Proposed Amendment”) and to provide related waivers  with respect to its Senior Floating Rate Notes due 2015 and 5.75% Senior Notes due 2022 (the “Notes”).  The Proposed Amendment and related waivers would amend the indentures governing the Notes to make certain changes to the reporting covenants and to waive defaults that have occurred prior to the effective date of the amendments.  The Solicitation expired on November 8, 2013 (the “Expiration Date”).  As of the Expiration Date, the Company had received the requisite number of Consents required to approve the proposed Amendments and Waivers and, accordingly, the Company, its U.S. subsidiaries that serve as guarantors, and U.S. Bank National Association, as trustee, executed supplemental indentures implementing the Proposed Amendment with respect to the Notes.  Under the terms of the amended indentures, the filing with the Securities and Exchange Commission of the Company’s quarterly reports on form 10-Q for the quarters ended June 28, 2013 and September 27, 2013 on or prior to March 17, 2014 would satisfy the Company’s obligations under the reporting covenants of the indentures; provided that if the Company does not comply with the reporting covenants on or before March 17, 2014, then such noncompliance will constitute an event of default as defined in the indentures.  In connection with the consent solicitation, the Company agreed to pay additional interest at the rate of 0.50% per annum to the Note holders beginning on November 1, 2013, and continuing until the earlier of (a) the date on which the Company complies with the reporting covenants and (b) March 17, 2014.  In addition, Note holders who returned valid unrevoked consents prior to the Expiration Date are also eligible to receive a lump-sum consent fee equal to 0.25% in the event that the Company has not complied with the reporting covenants on or before January 31, 2014.

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
Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the Facility size to $700 million and then subsequently amended and restated on September 6, 2013, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility replaced the Company's prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the Revolving Credit Facility provides the Company greater flexibility than did the Terminated Credit Facility, and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a maturity date of September 6, 2018. The Revolving Credit Facility includes a springing maturity concept which is applicable only if the Company's $125 million Senior Floating Rate Notes due 2015 are not, within 90 days of their maturity, repaid or refinanced with indebtedness that matures or is mandatorily redeemable or is redeemable at the option of the holders thereof not earlier than the date that is 6 months after September 6, 2018 unless, if such notes are not repaid or refinanced, there is at least $100 million of availability and the fixed charge coverage ratio is not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. Springing maturity can be as early as December 31, 2014. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.8 million in deferred financing costs in connection with the Revolving Credit Facility in 2011, $2.3 million in 2012 and $4.7 million the third quarter of 2013. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under

Tables of Contents

the Revolving Credit Facility. At September 27, 2013 and December 31, 2012, the Company was in compliance with all material covenants under the facility.
The Revolving Credit Facility may be used for refinancing certain existing indebtedness and for working capital and general corporate purposes. Indebtedness under the Revolving Credit Facility is secured by a first priority security interest in certain tangible and intangible property and assets of the Company and the Company's domestic subsidiaries and indebtedness under the Revolving Credit Facility related to the Canadian borrower and the European borrowers is secured by a first priority security interest in certain tangible and intangible property and assets of certain of the Company’s Canadian subsidiaries and European subsidiaries. In addition, the lenders under the Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in each material foreign subsidiary directly owned by the Company and its domestic subsidiaries. Borrowings under the Revolving Credit Facility bear interest at interest rate bases elected by the Company plus an applicable margin calculated quarterly based on the Company's average availability as set forth in the credit agreement. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
On October 23, 2013, the Company amended its Revolving Credit Facility to extend and amend the lenders’ temporary waiver related to any default or events of default arising under the Revolving Credit Facility due to the failure of the Company to comply with certain reporting covenants contained in the indentures governing the Company’s outstanding unsecured notes.  Under the amendment, the lenders temporarily waived any default or event of default arising under the Revolving Credit Facility due to the failure of the Company to timely file its Quarterly Report on Form 10-Q for the periods ended June 28, 2013 and September 27, 2013 within the time periods prescribed by the Company’s outstanding note indentures.  The temporary waiver automatically expires on the earliest of (i) March 16, 2014, (ii) the commencement of any enforcement action, including any acceleration of the notes, under any indenture of the Company, and (iii) the occurrence of any other default or event of default under any indenture of the Company.

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	September 27, 2013	December 31, 2012
Outstanding borrowings	$10.8	$—
Total credit under facility	1,000.0	700.0
Undrawn availability	559.7	515.3
Interest rate	1.5%	1.5%
Outstanding letters of credit	$103.5	$18.3
Original issuance	Jul 2011
Maturity date	Sept 2018
Spanish Term Loans
The table below provides a summary of the Company’s term loans and corresponding fixed interest rate swaps. Term Loan 4 was paid off early in the third quarter of 2013. The proceeds from the Spanish Term Loans were used to partially fund the acquisition of Enika Biskra and for general working capital purposes. There is no remaining availability under these Spanish Term Loans.

	Spanish Term Loans (1)
(in millions)	September 27, 2013	December 31, 2012
Outstanding borrowings	$—	$14.6
Fair value (Level 2)	—	14.8
Interest rate – weighted average (2)	—%	3.7%

(1)	The terms of the Spanish Term Loans are as follows:

Tables of Contents

(in millions)	Original Amount	Issuance Date	Maturity Date	Interest Rate	Loan and Interest Payable	Interest Rate Swap (2)
Term Loan 1	€20.0	Feb 2008	Feb 2013	Euribor +0.5%	Semi-annual: Aug and Feb	4.20%
Term Loan 2	€10.0	Apr 2008	Apr 2013	Euribor +0.75%	Semi-annual: Apr and Oct	4.58%
Term Loan 3	€21.0	Jun 2008	Jun 2013	Euribor +0.75%	Quarterly: Mar, Jun, Sept and Dec	4.48%
Term Loan 4	€15.0	Sep 2009	Aug 2014	Euribor +2.0%	Quarterly: Mar, Jun, Sept and Dec Principal payments: Feb and Aug	1.54%

(2)	The Company entered into fixed interest rate swaps to coincide with the terms and conditions of the term loans that will effectively hedge the variable interest rate with a fixed interest rate.
At September 27, 2013 and December 31, 2012, the Company was in compliance with all covenants under these facilities.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	September 27, 2013	December 31, 2012
Outstanding borrowings	$29.1	$14.7
Undrawn availability	63.0	82.5
Interest rate – weighted average	3.8%	6.4%
Maturity date	Various
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted Accounts Receivable Facilities
(in millions)	September 27, 2013	December 31, 2012
Outstanding borrowings	$0.2	$4.0
Undrawn availability	47.8	42.8
Interest rate – weighted average	3.7%	2.1%
Maturity date	Various
The Spanish Term Loans and certain credit facilities held by the Company’s Spain subsidiary are subject to certain financial ratios of the Company's European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. At September 27, 2013 and December 31, 2012, the Company was in compliance with all material covenants under these facilities.
ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	September 27, 2013	December 31, 2012
Outstanding borrowings	$210.2	$170.0
Undrawn availability	339.6	336.9
Interest rate – weighted average	4.6%	5.5%
Maturity date	Various
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants. The Company was in compliance with all material covenants under these facilities as of September 27, 2013 and December 31, 2012.

Tables of Contents

10.	Financial Instruments
The Company is exposed to various market risks, including changes in interest rates, foreign currency and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, the Company enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 27, 2013 and December 31, 2012 are shown below (in millions).

	September 27, 2013			December 31, 2012
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—	$15.3	$—	$0.2
Commodity futures	—	—	—	22.8	0.2	1.1
Foreign currency exchange	—	—	—	60.7	0.4	0.6
		$—	$—		$0.6	$1.9
Derivatives not designated as cash flow hedges:
Commodity futures	$169.2	$0.9	$10.2	$206.0	$3.3	$4.9
Foreign currency exchange	188.9	6.0	0.9	253.7	3.2	3.3
		$6.9	$11.1		$6.5	$8.2

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of September 27, 2013 and December 31, 2012, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheet.  As of September 27, 2013 and December 31, 2012, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of September 27, 2013 and December 31, 2012, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

Tables of Contents

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

Three Fiscal Months Ended September 27, 2013
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—	Interest expense
Commodity futures	—	—	—	Cost of sales
Foreign currency exchange	—	—	—	Other income (expense)
	$—	$—	$—

	Nine Fiscal Months Ended September 27, 2013
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$(0.1)	$—	Interest expense
Commodity futures	(1.3)	(1.9)	—	Cost of sales
Foreign currency exchange	—	—	—	Other income (expense)
	$(1.2)	$(2.0)	$—

	Three Fiscal Months Ended September 28, 2012
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$(0.1)	$—	$—	Interest expense
Commodity futures	6.2	(3.9)	0.1	Cost of sales
Foreign currency exchange	(0.3)	0.2	—	Other income (expense)
	$5.8	$(3.7)	$0.1

Tables of Contents

	Nine Fiscal Months Ended September 28, 2012
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Recognized in Income on the Ineffective Portion(1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.2	$—	$—	Interest expense
Commodity futures	6.1	(3.8)	(0.3)	Cost of sales
Foreign currency exchange	(0.4)	(0.7)	—	Other income (expense)
	$5.9	$(4.5)	$(0.3)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.
For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended September 27, 2013 and September 28, 2012, the Company recorded a gain of $2.9 million and gain of $8.1 million and for the nine fiscal months ended September 27, 2013 and September 28, 2012, the Company recorded a loss of $17.5 million and a gain of $7.8 million, respectively, for derivative instruments not designated as cash flow hedges in other income and expense on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No pre-tax gain or loss is expected to be reclassified into earnings from other comprehensive income in the next twelve months.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 27, 2013 and December 31, 2012, the Company had $15.7 million and $37.7 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 27, 2013 and December 31, 2012, the fair value of these arrangements was $15.8 million and $38.0 million, respectively, and the Company had an unrealized gain of $0.1 million and an unrealized gain of $0.3 million, respectively, related to these transactions. The Company believes the unrealized gains (losses) under these agreements will be largely offset as a result of firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of September 27, 2013 or December 31, 2012.

11.	Income Taxes
During the third quarter of 2013, the Company accrued approximately $5.0 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $1.1 million (including penalties and interest) in the third quarter of 2013 due primarily to the expiration of statute of limitations for certain tax exposures.

The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $12 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expiration.

The Internal Revenue Service completed its examination of the Company's 2007 through 2010 consolidated income tax returns in the second quarter of 2013 with insignificant tax adjustments. With limited exceptions, tax years prior to 2008 are no longer open in major foreign, state, or local tax jurisdictions.

Tables of Contents

12.	Employee Benefit Plans
General Cable provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. The Company’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s Europe and Mediterranean and ROW segments. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by by provisions provided in the consolidated balance sheets and are based on local practices and regulations of the respective countries. The Company makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	September 27, 2013		September 28, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.5	$1.6	$0.4	$0.8
Interest cost	1.8	1.4	1.9	1.4
Expected return on plan assets	(2.3)	(0.5)	(2.3)	(0.4)
Amortization of prior service cost	—	0.4	—	0.2
Amortization of net loss	2.0	0.2	2.1	0.3
Amortization of translation obligation	—	—	—	—
Settlement (gain) loss	—	—	—	—
Net pension expense	$2.0	$3.1	$2.1	$2.3

	Nine Fiscal Months Ended
	September 27, 2013		September 28, 2012
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.4	$5.0	$1.2	$2.4
Interest cost	5.4	4.2	5.7	4.2
Expected return on plan assets	(6.9)	(1.5)	(6.9)	(1.4)
Amortization of prior service cost	—	1.2	—	0.6
Amortization of net loss	6.2	0.6	6.3	0.9
Amortization of translation obligation	—	—	—	—
Settlement (gain) loss	—	—	—	6.1
Net pension expense	$6.1	$9.5	$6.3	$12.8
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $11.4 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.

Tables of Contents

Defined benefit pension plan cash contributions for the three fiscal months ended September 27, 2013 and September 28, 2012 were $2.4 million and $1.7 million, respectively. Defined benefit pension plan cash contributions for the nine fiscal months ended September 27, 2013 and September 28, 2012 were $7.2 million and $5.2 million, respectively.
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. The Company funds the plans as claims or insurance premiums are incurred.

Net postretirement benefit expense included the following components (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.1	0.2	0.3
Net amortization and deferral	—	—	—	—
Net postretirement benefit expense	$0.1	$0.1	$0.2	$0.3
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $0.7 million in 2013, $0.7 million in 2014, $0.6 million in 2015, $0.6 million in 2016, $2.4 million in 2017 and thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized for the three fiscal months ended September 27, 2013 and September 28, 2012 was $2.7 million and $2.3 million, respectively. The net defined contribution plan expense recognized for the nine fiscal months ended September 27, 2013 and September 28, 2012 was $9.1 million and $7.4 million, respectively.

13.	Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the nine months ended September 27, 2013 and September 28, 2012 (in millions):

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2012	$1,448.2	$3.8	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$116.5
Comprehensive income (loss)	(50.3)	—	—	—	—	(31.6)	(19.7)	1.0
Stock dividends	(18.1)					(18.1)
Excess tax benefit from stock compensation	(1.0)			(1.0)		—
Purchase of non-controlling interest	(4.0)	—	—	8.1	—	—	—	(12.1)
Dividends paid to non-controlling interest	(3.2)							(3.2)
Repurchase of treasury shares	(19.5)	—	—	—	(19.5)	—	—	—
Other – issuance pursuant to restricted stock, stock options and other	9.7			8.9	0.8
Balance, September 27, 2013	$1,361.8	$3.8	$0.6	$692.7	$(155.7)	$842.5	$(124.3)	$102.2

Tables of Contents

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2011	$1,437.9	$3.8	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$112.5
Comprehensive income (loss)	34.2					20.0	7.3	6.9
Preferred stock dividend	(0.3)					(0.3)
Excess tax benefit from stock based compensation	0.1			0.1
Dividends paid to non-controlling interest	(2.3)							(2.3)
Other – issuance pursuant to restricted stock, stock options and other	9.1			9.3	(0.2)			—
Balance, September 28, 2012	$1,478.7	$3.8	$0.6	$676.1	$(136.7)	$907.9	$(90.1)	$117.1
The components of accumulated other comprehensive income (loss) as of September 27, 2013 and December 31, 2012, respectively, consisted of the following (in millions):

	September 27, 2013		December 31, 2012
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(52.5)	$(21.0)	$(27.9)	$(16.8)
Change in fair value of pension benefit obligation, net of tax	(79.4)	(2.9)	(84.4)	(3.1)
Change in fair value of derivatives, net of tax	—	(0.3)	0.1	(0.4)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(124.3)	$(24.2)	$(104.6)	$(20.3)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2012 to September 27, 2013 including the effect of significant reclassifications out of accumulated other comprehensive income as required by ASC 2013-02 (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Change in fair value of derivatives	Deferred stock held in rabbi trust	Other	Total
Balance, December 31, 2012	$(27.9)	$(84.4)	$0.1	$7.3	$0.3	$(104.6)
Other comprehensive income before reclassifications	(24.6)	—	(0.8)	—	—	(25.4)
Amounts reclassified from accumulated other comprehensive income	—	5.0	0.7	—	—	5.7
Net current - period other comprehensive income	(24.6)	5.0	(0.1)	—	—	(19.7)
Balance, September 27, 2013	$(52.5)	$(79.4)	$—	$7.3	$0.3	$(124.3)
The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 27, 2013 (in millions, net of tax):

Tables of Contents

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	September 27, 2013	September 27, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Change in fair value of derivatives:
Commodity contracts	$(0.3)	$0.7	Cost of Sales
Total - Change in fair value of derivatives	(0.3)	0.7
Amortization of defined pension items
Prior service cost	0.3	0.8	SG&A
Net loss	1.4	4.2	SG&A
Total - Amortization of defined benefit pension items	1.7	5.0
Total	$1.4	$5.7
Stock Repurchase Programs
On May 20, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2013. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the current stock repurchase program the Company purchased $0.5 million, or 18,493 common shares at an average price of $29.99 per share, during the three months ended September 27, 2013. Under the current stock repurchase program the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the nine months ended September 27, 2013. Under the prior stock repurchase program, that was effective from October 28, 2011 through October 28, 2012, the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the three and nine months ended September 28, 2012.

Preferred Stock

The Company’s outstanding shares (the “Shares”) of 5.75% Series A Redeemable Convertible Preferred Stock (the “Preferred Stock”) were mandatorily redeemed on November 24, 2013. Pursuant to the terms of the Preferred Stock, the redemption price of $50.00 per share (the “Redemption Price”), plus all accrued and unpaid or accumulated dividends through November 24, 2013, was paid in cash on November 25, 2013 to holders of the Shares who properly delivered their Shares.  Prior to the redemption date, shareholders owning 76,000 of the 76,002 outstanding Shares elected to convert their Shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Preferred Stock.  On November 25, 2013, the Company tendered the Redemption Price to its transfer agent with respect to the 2 shares that had not elected to convert prior to redemption date.  As a result of the conversions and mandatory redemption, as of November 25, 2013, the Shares were fully satisfied and redeemed and no longer outstanding.

Dividends on Common Stock
On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three and nine months ended September 27, 2013 the Company declared and paid a quarterly cash dividend of $0.18 and $0.36 per share, or approximately $8.9 million and $17.8 million in total, to all common shareholders of record as of June 10, 2013 and August 19, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
Deferred Compensation Plan
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2012 Amended Annual Report on Form 10-K/A. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $42.1 million and $38.1 million as of September 27, 2013 and December 31, 2012, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at September 27, 2013 and December 31, 2012 was $20.9 million and $17.7 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at September 27, 2013 and

Tables of Contents

December 31, 2012, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $23.0 million and $19.8 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

14.	Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the three and nine fiscal months ended September 27, 2013 and September 28, 2012 (in millions).

	Three Fiscal Months Ended
	September 27, 2013	September 28, 2012
Non-qualified stock option expense	$1.5	$1.5
Non-vested stock awards expense	2.2	2.2
Total pre-tax share-based compensation expense	$3.7	$3.7
Excess tax benefit on share-based compensation (1)	$—	$—

	Nine Fiscal Months Ended
	September 27, 2013	September 28, 2012
Non-qualified stock option expense	$4.2	$4.4
Non-vested stock awards expense	6.0	6.5
Total pre-tax share-based compensation expense	$10.2	$10.9
Excess tax benefit on share-based compensation (1)	$0.1	$0.1

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.
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

The redeemable non-controlling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At September 27, 2013, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable non-controlling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable non-controlling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net Income.

The following is a rollforward of the redeemable non-controlling interest:

Balance, December 31, 2012	$18.6
Net income (loss)	—
Foreign currency translation	(1.4)
Balance, September 27, 2013	$17.2
16.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $42.3 million and $40.6 million, respectively, for the three fiscal months ended September 27, 2013 and September 28, 2012 and $117.8 million and $109.6 million, respectively, for the nine fiscal months ended September 27, 2013 and September 28, 2012.

Tables of Contents

17.	Earnings (Loss) Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share. On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three and nine months ended September 27, 2013 the Company declared and paid a quarterly cash dividend of $0.18 and $0.36 per share, or approximately $8.9 million and $17.8 million in total, to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock), respectively. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings along with common shareholders. The Company’s unvested restricted shares contain rights to receive non-forfeitable dividends and are participating securities.
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions, except per share data)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Earnings (loss) per common share – basic:
Net income (loss) attributable to Company common shareholders	$5.7	$(22.9)	$(31.9)	$19.7
Less: Net income allocated to participating securities (4)	0.1	—	0.1	—
Net income (loss) for basic EPS computations (1)	5.6	(22.9)	(32.0)	19.7
Weighted average shares outstanding for basic EPS computation (2)	49.2	49.7	49.5	49.8
Earnings (loss) per common share – basic (3)	$0.11	$(0.46)	$(0.64)	$0.40
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$5.7	$(22.9)	$(31.9)	$19.7
Add: preferred stock dividends, if applicable	0.1	0.1	—	0.3
Net income (loss) for diluted EPS computation (1)	$5.8	$(22.8)	$(31.9)	$20.0
Weighted average shares outstanding including nonvested shares	49.2	49.7	49.5	49.8
Dilutive effect of stock options and restricted stock units	1.1	—	—	1.0
Dilutive effect of assumed conversion of preferred stock	0.4	—	—	0.4
Weighted average shares outstanding for diluted EPS computation (2)	50.7	49.7	49.5	51.2
Earnings (loss) per common share – assuming dilution	$0.11	$(0.46)	$(0.64)	$0.39

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings in the calculation above.

On December 10, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2014. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program the Company purchased $0.5 million, or 18,493 common shares at an average price of $29.99 per share, during the three months ended September 27, 2013. Under the stock repurchase program the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the nine months ended September 27, 2013. Under the prior stock repurchase program, that was effective from October 28, 2011 through October 28, 2012, the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the three and nine months ended September 28, 2012.

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

Tables of Contents

Regarding the 0.875% Convertible Notes, the average stock price threshold conditions had not been met as of September 27, 2013. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price. In addition, shares underlying the warrants will be included in the weighted average shares outstanding – assuming dilution when the average stock price per share for a quarter exceeds the $76.00 strike price of the warrants, and shares underlying the note hedges, will not be included in the weighted average shares outstanding – assuming dilution because the impact of the shares will always be anti-dilutive.

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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of September 27, 2013. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. Intersegment sales in North America were $4.5 million and $13.9 million, in Europe and Mediterranean, intersegment sales were $7.0 million and $21.9 million and in ROW, intersegment sales were $20.6 million and $58.3 million for the three and nine months ended September 27, 2013, respectively. In North America, intersegment sales were $5.3 million and $22.2 million, in Europe and Mediterranean, intersegment sales were $3.6 million and $15.7 million and in ROW, intersegment sales were $44.4 million and $62.7 million for the three and nine months ended September 28, 2012, respectively. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended September 27, 2013 and September 28, 2012 is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions)	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net Sales:
North America	$663.2	$563.6	$2,074.7	$1,652.8
Europe and Mediterranean	383.4	419.1	1,180.4	1,281.8
ROW	510.5	529.9	1,504.8	1,502.7
Total	$1,557.1	$1,512.6	$4,759.9	$4,437.3
Segment Operating Income:
North America	$25.2	$26.8	$106.6	$93.8
Europe and Mediterranean	7.6	7.0	(7.8)	20.2
ROW	10.1	36.4	47.7	78.1
Total	$42.9	$70.2	$146.5	$192.1

(in millions)	September 27, 2013	December 31, 2012
Total Assets:
North America	$1,495.2	$1,483.4
Europe and Mediterranean	1,363.2	1,329.6
ROW	2,010.1	2,119.6
Total	$4,868.5	$4,932.6

19.	Commitments and Contingencies
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

Tables of Contents

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

At September 27, 2013 and December 31, 2012, the Company had an accrued liability of approximately $2.2 million and $1.9 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. American Premier Underwriters Inc., a former parent of the Company, agreed to indemnify the Company against all environmental-related liabilities arising out of the Company’s or its predecessors’ ownership or operation of the Indiana Steel & Wire Company and Marathon Manufacturing Holdings, Inc. businesses (which were divested by the Company), without limitation as to time or amount. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of September 27, 2013, the Company was a defendant in approximately 29,130 cases brought in Federal District Courts throughout the United States. In the nine months ended September 27, 2013, 102 asbestos cases were brought against the Company. In the calendar year 2012, 113 asbestos cases were brought against the Company. In the last 21 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of September 27, 2013, 21,910 asbestos cases have been dismissed. In the nine months ended September 27, 2013, 42 asbestos cases were dismissed. As of December 31, 2012, 21,868 cases were dismissed. With regards to the approximately 29,130 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.

For cases outside the Multidistrict Litigation (“MDL”) as of September 27, 2013, Plaintiffs have asserted monetary damages in 349 cases. In 208 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $374 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 140 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $419.0 million in damages from as many as 140 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10.0 million. In addition, in relation to these 349 cases, there are claims of $299.9 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of September 27, 2013 and December 31, 2012, the Company had accrued, on a gross basis, approximately $5.2 million and as of September 27, 2013 and December 31, 2012, had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The net amount of $4.7 million, as of September 27, 2013 and December 31, 2012 represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.

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

Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of September 27, 2013 and September 28, 2012, aggregate settlement costs were $8.7 million and $8.4 million, respectively. For the three months ended September 27, 2013 and September 28, 2012, settlement costs were immaterial and $0.3 million, respectively. For the nine months ended September 27, 2013 and September 28, 2012, settlement costs totaled $0.2 million and $0.5 million, respectively. As of September 27, 2013 and September 28, 2012, aggregate litigation costs were $22.4 million and $20.9 million, respectively. For the three months ended September 27, 2013 and September 28,

Tables of Contents

2012, litigation costs were $0.4 million and $0.7 million, respectively. For the nine months ended September 27, 2013 and September 28, 2012, litigation costs were $1.0 million and $1.2 million, respectively.

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

Tables of Contents

to potential liability in regard to the transformer fire and claimed loss. At this time, the Company is unable to predict with any certainty an estimated range of damages or whether it will have any liability, if any, attributable to the transformer fire.

One of the Company's Brazilian subsidiaries is involved in an administrative proceeding with a state treasury office regarding whether tax incentives granted to the Company by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. The Company believes it correctly relied on the tax incentives granted and that it has substantial defenses to their disallowance by the Brazilian state claimant. The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial. In September 2012, the 1st Chamber of the Administrative Court found that the Company was not liable for any incentive tax payments claimed by the state treasury office. This decision was appealed by the Brazilian state and the Administrative Court determined in April 2013 that the subsidiary is liable for a part of the contested amount. The Company's subsidiary is seeking formal judicial review of this latest decision on the merits in the Civil Court and obtained an injunction in April 2013 restraining collection of the tax pending the review process in the Civil Court in further proceedings. The Brazilian state subsequently sought to overturn this injunction in a State Court of Appeal and the State Court rejected the application in May 2013.

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

The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 27, 2013, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 27, 2013 through September 30, 2018 and thereafter are $42.3 million, $37.0 million, $32.7 million, $26.8 million and $19.0 million, respectively, and $12.9 million thereafter.

As of September 27, 2013, the Company had $140.8 million in letters of credit, $301.3 million in various performance bonds and $303.2 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for excess availability under the Company’s various credit borrowings.

20.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive

Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended September 27, 2013 and September 28, 2012 , equity in earnings of affiliated companies was $0.9 million and $0.5 million, respectively. For the nine fiscal months ended September 27, 2013 and September 28, 2012, equity in earnings of affiliated companies was $1.5 million and $1.0 million, respectively. The net investment in unconsolidated affiliated companies was $19.8 million and $18.9 million as of September 27, 2013 and December 31, 2012, respectively. As of September 27, 2013, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	September 27, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$6.9	$—	$6.9	$—	$7.1	$—	$7.1
Equity securities	20.9	—	—	20.9	17.7	—	—	17.7
Total assets	$20.9	$6.9	$—	$27.8	$17.7	$7.1	$—	$24.8
Liabilities:
Derivative liabilities	$—	$11.1	$—	$11.1	$—	$10.1	$—	$10.1
Total liabilities	$—	$11.1	$—	$11.1	$—	$10.1	$—	$10.1
At September 27, 2013, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis. There were also no transfers in and out of Level 1 and Level 2 fair value measurements to be disclosed.

The fair value of the Company's long-term debt, as noted in Note 9 - Long-Term Debt,  was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.

Tables of Contents

22.	Supplemental Guarantor and Parent Company Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% Senior Notes due in 2022, the $355.0 million of 0.875% Convertible Notes due in 2013, and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. As previously reported, in December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The three and nine months ended September 28, 2012 Condensed Statements of Operations and Comprehensive Income (Loss) Information and the nine months ended September 28, 2012 Condensed Statements of Cash Flow Information were recast in previously reported financial statements, to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor and Parent Company Condensed Financial Information tables.
As previously reported, on October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The Company also identified additional errors related to foreign currency adjustments between the Company's U.S. and Canadian subsidiaries and within the Company's Mexican subsidiary. As a result, the Company restated its previously issued consolidated financial statements and the quarterly operating results (unaudited), included in its Amendment No. 1 to the Company's 2011 Annual Report on Form 10-K/A, and the previously issued condensed consolidated financial statements included in its Amendment No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012 filed on March 1, 2013. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”. Restatement No. 1 did not impact the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarterly periods ended September 27, 2013.
In remediating the material weaknesses associated with Restatement No. 1 the Company identified (1) an error in its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects, (2) an error in the recoverability of certain recorded VAT asset amounts in Brazil and (3) various other errors which were determined to be individually immaterial. The Company has corrected these errors in the restated consolidated financial statements included in the 2012 Amended Annual Report on Form 10-K/A and the condensed consolidated financial statements in Amendment No. 2 to the Company's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended September 28, 2012, filed on January 21, 2014. (“Restatement #2”).
The following Supplemental Guarantor and Parent Company Condensed Financial Information has been reported in the financial information as recast and restated for the effects of the removal of the Canadian subsidiaries as guarantor subsidiaries and for the effects of Restatement No. 2, which are each reflected in separate tables. The effects of Restatement #2 are further described in Note 23 - Restatement of Condensed Consolidated Financial Statements.
The Condensed Statements of Operations and Comprehensive Income (Loss) Information for the three and nine months ended September 30, 2012 and the Condensed Statement of Cash Flow Information for the nine months ended September 30, 2012 presented in the "As Originally Filed" tables correspond to Form 10-Q for the three and nine months ended September 28, 2012 filed by the Company on March 1, 2013. As of December 31, 2012 the Condensed Balance Sheet Information presented in the "As Originally Filed" table corresponds to Form 10-K for the fiscal year ended December 31, 2012 filed by the Company on March 1, 2013.
Before consideration of the Parent Company's and Guarantor Subsidiaries' proportionate share of their respective equity adjustments for net income (loss) applicable to Company common shareholders and other comprehensive income (loss), each of the errors described above and in further detail in Note 23 impact the condensed financial information of the Non-Guarantor Subsidiaries and has been reflected in the "Effect of Restatement # 2" tables.
In the tables below, the effect of Restatement No. 2 on the Condensed Statements of Operations and Comprehensive Income (Loss) information for the Parent Company and Guarantor Subsidiaries for the three and nine months ended September 28, 2012 which were reported in the amended financial statements for the corresponding periods filed January 21, 2014, have been reported in the respective "Effect of Restatement #2" tables to reflect the portion of its subsidiaries' equity in earnings of other comprehensive income (loss), including the appropriate adjustment to eliminations.

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$507.1	$1,050.0	$—	$1,557.1
Intercompany	12.2	92.5	46.9	(151.6)	—
	12.2	599.6	1,096.9	(151.6)	1,557.1
Cost of sales	—	538.6	997.7	(139.4)	1,396.9
Gross profit	12.2	61.0	99.2	(12.2)	160.2
Selling, general and administrative expenses	10.1	41.0	78.4	(12.2)	117.3
Operating income	2.1	20.0	20.8	—	42.9
Other income (expense)	—	0.3	9.2	—	9.5
Interest income (expense):
Interest expense	(21.4)	(29.2)	(11.6)	31.6	(30.6)
Interest income	27.6	3.9	1.8	(31.6)	1.7
	6.2	(25.3)	(9.8)	—	(28.9)
Income (loss) before income taxes	8.3	(5.0)	20.2	—	23.5
Income tax (provision) benefit	(3.2)	1.0	(14.0)	—	(16.2)
Equity in net earnings of affiliated companies and subsidiaries	0.7	4.7	0.4	(4.9)	0.9
Net income (loss) including non-controlling interest	5.8	0.7	6.6	(4.9)	8.2
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	2.4	—	2.4
Net income (loss) attributable to Company common shareholders	$5.7	$0.7	$4.2	$(4.9)	$5.7
Comprehensive income (loss):
Net income (loss)	$5.8	$0.7	$6.6	$(4.9)	$8.2
Currency translation gain (loss)	11.6	11.6	1.0	(9.7)	14.5
Defined benefit plan adjustments, net of tax	1.7	1.7	0.5	(2.1)	1.8
Change in fair value of derivatives, net of tax	(0.3)	(0.3)	(0.2)	0.6	(0.2)
Comprehensive income (loss), net of tax	18.8	13.7	7.9	(16.1)	24.3
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	5.5	—	5.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$18.8	$13.7	$2.4	$(16.1)	$18.8

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,702.2	$3,057.7	$—	$4,759.9
Intercompany	41.7	205.6	222.5	(469.8)	—
	41.7	1,907.8	3,280.2	(469.8)	4,759.9
Cost of sales	—	1,685.9	2,992.2	(428.1)	4,250.0
Gross profit	41.7	221.9	288.0	(41.7)	509.9
Selling, general and administrative expenses	33.7	140.3	231.1	(41.7)	363.4
Operating income	8.0	81.6	56.9	—	146.5
Other income (expense)	—	(6.7)	(52.1)	—	(58.8)
Interest income (expense):
Interest expense	(63.7)	(84.2)	(34.6)	91.8	(90.7)
Interest income	80.2	11.3	5.0	(91.8)	4.7
	16.5	(72.9)	(29.6)	—	(86.0)
Income (loss) before income taxes	24.5	2.0	(24.8)	—	1.7
Income tax (provision) benefit	(9.3)	(7.5)	(13.1)	—	(29.9)
Equity in net earnings of affiliated companies and subsidiaries	(46.8)	(41.3)	0.7	88.9	1.5
Net income (loss) including non-controlling interest	(31.6)	(46.8)	(37.2)	88.9	(26.7)
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to non-controlling interest	—	—	4.9	—	4.9
Net income (loss) attributable to Company common shareholders	$(31.9)	$(46.8)	$(42.1)	$88.9	$(31.9)
Comprehensive income (loss):
Net income (loss)	$(31.6)	$(46.8)	$(37.2)	$88.9	$(26.7)
Currency translation gain (loss)	(24.6)	(24.6)	(39.3)	59.7	(28.8)
Defined benefit plan adjustments, net of tax	5.0	5.0	1.4	(6.2)	5.2
Change in fair value of derivatives, net of tax	(0.1)	(0.1)	(0.2)	0.4	—
Comprehensive income (loss), net of tax	(51.3)	(66.5)	(75.3)	142.8	(50.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	1.0	—	1.0
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(51.3)	$(66.5)	$(76.3)	$142.8	$(51.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 28, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$548.7	$951.9	$—	$1,500.6
Intercompany	13.5	—	45.8	(59.3)	—
	13.5	548.7	997.7	(59.3)	1,500.6
Cost of sales	—	485.6	897.8	(45.8)	1,337.6
Gross profit	13.5	63.1	99.9	(13.5)	163.0
Selling, general and administrative expenses	11.1	39.1	56.8	(13.5)	93.5
Operating income	2.4	24.0	43.1	—	69.5
Other income (expense)	—	1.0	8.3	—	9.3
Interest income (expense):
Interest expense	(16.5)	(24.3)	(10.3)	26.1	(25.0)
Interest income	22.8	3.3	1.3	(26.1)	1.3
	6.3	(21.0)	(9.0)	—	(23.7)
Income (loss) before income taxes	8.7	4.0	42.4	—	55.1
Income tax (provision) benefit	(3.9)	(6.3)	(63.6)	—	(73.8)
Equity in net earnings of affiliated companies and subsidiaries	(25.3)	(23.0)	—	48.8	0.5
Net income (loss) including non-controlling interest	(20.5)	(25.3)	(21.2)	48.8	(18.2)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	2.3	—	2.3
Net income (loss) attributable to Company common shareholders	$(20.6)	$(25.3)	$(23.5)	$48.8	$(20.6)
Comprehensive income (loss):
Net income (loss)	$(20.5)	$(25.3)	$(21.2)	$48.8	$(18.2)
Currency translation gain (loss)	1.0	(19.8)	39.6	—	20.8
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	2.2	1.9	—	4.1
Comprehensive income (loss), net of tax	(19.5)	(42.9)	20.3	48.8	6.7
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.3	—	3.3
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(19.5)	$(42.9)	$17.0	$48.8	$3.4

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 28, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(67.9)	$67.9	$—	$—
Intercompany	—	35.3	62.6	(97.9)	—
	—	(32.6)	130.5	(97.9)	—
Cost of sales	—	(27.7)	125.6	(97.9)	—
Gross profit	—	(4.9)	4.9	—	—
Selling, general and administrative expenses	—	(3.7)	3.7	—	—
Operating income	—	(1.2)	1.2	—	—
Other income (expense)	—	(0.3)	0.3	—	—
Interest income (expense):
Interest expense	—	—	(0.7)	0.7	—
Interest income	—	0.7	—	(0.7)	—
	—	0.7	(0.7)	—	—
Income (loss) before income taxes	—	(0.8)	0.8	—	—
Income tax (provision) benefit	—	0.1	(0.1)	—	—
Equity in net earnings of affiliated companies and subsidiaries	—	0.7	0.3	(1.0)	—
Net income (loss) including non-controlling interest	—	—	1.0	(1.0)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$—	$—	$1.0	$(1.0)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$1.0	$(1.0)	$—
Currency translation gain (loss)	—	24.8	(24.8)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	24.8	(23.8)	(1.0)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$24.8	$(23.8)	$(1.0)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 28, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$12.0	$—	$12.0
Intercompany	—	—	—	—	—
	—	—	12.0	—	12.0
Cost of sales	—	—	9.6	—	9.6
Gross profit	—	—	2.4	—	2.4
Selling, general and administrative expenses	—	—	1.7	—	1.7
Operating income	—	—	0.7	—	0.7
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	0.7	—	0.7
Income tax (provision) benefit	—	—	(3.0)	—	(3.0)
Equity in net earnings of affiliated companies and subsidiaries	(2.3)	(2.3)	—	4.6	—
Net income (loss) including non-controlling interest	(2.3)	(2.3)	(2.3)	4.6	(2.3)
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$(2.3)	$(2.3)	$(2.3)	$4.6	$(2.3)
Comprehensive income (loss):
Net income (loss)	$(2.3)	$(2.3)	$(2.3)	$4.6	$(2.3)
Currency translation gain (loss)	18.9	13.9	—	(32.8)	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	4.0	1.8	—	(5.8)	—
Comprehensive income (loss), net of tax	20.6	13.4	(2.3)	(34.0)	(2.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$20.6	$13.4	$(2.3)	$(34.0)	$(2.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 28, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$480.8	$1,031.8	$—	$1,512.6
Intercompany	13.5	35.3	108.4	(157.2)	—
	13.5	516.1	1,140.2	(157.2)	1,512.6
Cost of sales	—	457.9	1,033.0	(143.7)	1,347.2
Gross profit	13.5	58.2	107.2	(13.5)	165.4
Selling, general and administrative expenses	11.1	35.4	62.2	(13.5)	95.2
Operating income	2.4	22.8	45.0	—	70.2
Other income (expense)	—	0.7	8.6	—	9.3
Interest income (expense):
Interest expense	(16.5)	(24.3)	(11.0)	26.8	(25.0)
Interest income	22.8	4.0	1.3	(26.8)	1.3
	6.3	(20.3)	(9.7)	—	(23.7)
Income (loss) before income taxes	8.7	3.2	43.9	—	55.8
Income tax (provision) benefit	(3.9)	(6.2)	(66.7)	—	(76.8)
Equity in net earnings of affiliated companies and subsidiaries	(27.6)	(24.6)	0.3	52.4	0.5
Net income (loss) including non-controlling interest	(22.8)	(27.6)	(22.5)	52.4	(20.5)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	2.3	—	2.3
Net income (loss) attributable to Company common shareholders	$(22.9)	$(27.6)	$(24.8)	$52.4	$(22.9)
Comprehensive income (loss):
Net income (loss)	$(22.8)	$(27.6)	$(22.5)	$52.4	$(20.5)
Currency translation gain (loss)	19.9	18.9	14.8	(32.8)	20.8
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	4.0	4.0	1.9	(5.8)	4.1
Comprehensive income (loss), net of tax	1.1	(4.7)	(5.8)	13.8	4.4
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.3	—	3.3
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$1.1	$(4.7)	$(9.1)	$13.8	$1.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 28, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,615.5	$2,795.7	$—	$4,411.2
Intercompany	42.4	—	68.9	(111.3)	—
	42.4	1,615.5	2,864.6	(111.3)	4,411.2
Cost of sales	—	1,413.9	2,585.2	(68.9)	3,930.2
Gross profit	42.4	201.6	279.4	(42.4)	481.0
Selling, general and administrative expenses	34.2	110.7	189.2	(42.4)	291.7
Operating income	8.2	90.9	90.2	—	189.3
Other income (expense)	—	0.2	2.4	—	2.6
Interest income (expense):
Interest expense	(48.4)	(70.2)	(33.1)	76.8	(74.9)
Interest income	66.7	9.6	5.1	(76.8)	4.6
	18.3	(60.6)	(28.0)	—	(70.3)
Income (loss) before income taxes	26.5	30.5	64.6	—	121.6
Income tax (provision) benefit	(10.3)	(17.2)	(68.2)	—	(95.7)
Equity in net earnings of affiliated companies and subsidiaries	5.0	(8.3)	—	4.3	1.0
Net income (loss) including non-controlling interest	21.2	5.0	(3.6)	4.3	26.9
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to non-controlling interest	—	—	5.7	—	5.7
Net income (loss) attributable to Company common shareholders	$20.9	$5.0	$(9.3)	$4.3	$20.9
Comprehensive income (loss):
Net income (loss)	$21.2	$5.0	$(3.6)	$4.3	$26.9
Currency translation gain (loss)	1.2	(25.9)	27.7	—	3.0
Defined benefit plan adjustments, net of tax	—	—	(2.1)	—	(2.1)
Change in fair value of derivatives, net of tax	—	3.5	3.2	—	6.7
Comprehensive income (loss), net of tax	22.4	(17.4)	25.2	4.3	34.5
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	7.0	—	7.0
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$22.4	$(17.4)	$18.2	$4.3	$27.5

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 28, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$(177.7)	$177.7	$—	$—
Intercompany	—	96.5	143.4	(239.9)	—
	—	(81.2)	321.1	(239.9)	—
Cost of sales	—	(69.4)	309.3	(239.9)	—
Gross profit	—	(11.8)	11.8	—	—
Selling, general and administrative expenses	—	(9.7)	9.7	—	—
Operating income	—	(2.1)	2.1	—	—
Other income (expense)	—	(0.2)	0.2	—	—
Interest income (expense):
Interest expense	—	0.2	(2.3)	2.1	—
Interest income	—	2.1	—	(2.1)	—
	—	2.3	(2.3)	—	—
Income (loss) before income taxes	—	—	—	—	—
Income tax (provision) benefit	—	(0.1)	0.1	—	—
Equity in net earnings of affiliated companies and subsidiaries	—	0.1	0.7	(0.8)	—
Net income (loss) including non-controlling interest	—	—	0.8	(0.8)	—
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$—	$—	$0.8	$(0.8)	$—
Comprehensive income (loss):
Net income (loss)	$—	$—	$0.8	$(0.8)	$—
Currency translation gain (loss)	—	24.1	(24.1)	—	—
Defined benefit plan adjustments, net of tax	—	—	—	—	—
Change in fair value of derivatives, net of tax	—	—	—	—	—
Comprehensive income (loss), net of tax	—	24.1	(23.3)	(0.8)	—
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$—	$24.1	$(23.3)	$(0.8)	$—

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 28, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$—	$26.1	$—	$26.1
Intercompany	—	—	—	—	—
	—	—	26.1	—	26.1
Cost of sales	—	—	18.9	—	18.9
Gross profit	—	—	7.2	—	7.2
Selling, general and administrative expenses	—	—	4.4	—	4.4
Operating income	—	—	2.8	—	2.8
Other income (expense)	—	—	—	—	—
Interest income (expense):
Interest expense	—	—	—	—	—
Interest income	—	—	—	—	—
	—	—	—	—	—
Income (loss) before income taxes	—	—	2.8	—	2.8
Income tax (provision) benefit	—	—	(4.1)	—	(4.1)
Equity in net earnings of affiliated companies and subsidiaries	(1.2)	(1.2)	—	2.4	—
Net income (loss) including non-controlling interest	(1.2)	(1.2)	(1.3)	2.4	(1.3)
Less: preferred stock dividends	—	—	—	—	—
Less: net income (loss) attributable to non-controlling interest	—	—	(0.1)	—	(0.1)
Net income (loss) attributable to Company common shareholders	$(1.2)	$(1.2)	$(1.2)	$2.4	$(1.2)
Comprehensive income (loss):
Net income (loss)	$(1.2)	$(1.2)	$(1.3)	$2.4	$(1.3)
Currency translation gain (loss)	1.7	3.5	1.0	(5.2)	1.0
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	—	4.2	—
Change in fair value of derivatives, net of tax	6.5	3.0	—	(9.5)	—
Comprehensive income (loss), net of tax	4.9	3.2	(0.3)	(8.1)	(0.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$4.9	$3.2	$(0.2)	$(8.1)	$(0.2)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 28, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,437.8	$2,999.5	$—	$4,437.3
Intercompany	42.4	96.5	212.3	(351.2)	—
	42.4	1,534.3	3,211.8	(351.2)	4,437.3
Cost of sales	—	1,344.5	2,913.4	(308.8)	3,949.1
Gross profit	42.4	189.8	298.4	(42.4)	488.2
Selling, general and administrative expenses	34.2	101.0	203.3	(42.4)	296.1
Operating income	8.2	88.8	95.1	—	192.1
Other income (expense)	—	—	2.6	—	2.6
Interest income (expense):
Interest expense	(48.4)	(70.0)	(35.4)	78.9	(74.9)
Interest income	66.7	11.7	5.1	(78.9)	4.6
	18.3	(58.3)	(30.3)	—	(70.3)
Income (loss) before income taxes	26.5	30.5	67.4	—	124.4
Income tax (provision) benefit	(10.3)	(17.3)	(72.2)	—	(99.8)
Equity in net earnings of affiliated companies and subsidiaries	3.8	(9.4)	0.7	5.9	1.0
Net income (loss) including non-controlling interest	20.0	3.8	(4.1)	5.9	25.6
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to non-controlling interest	—	—	5.6	—	5.6
Net income (loss) attributable to Company common shareholders	$19.7	$3.8	$(9.7)	$5.9	$19.7
Comprehensive income (loss):
Net income (loss)	$20.0	$3.8	$(4.1)	$5.9	$25.6
Currency translation gain (loss)	2.9	1.7	4.6	(5.2)	4.0
Defined benefit plan adjustments, net of tax	(2.1)	(2.1)	(2.1)	4.2	(2.1)
Change in fair value of derivatives, net of tax	6.5	6.5	3.2	(9.5)	6.7
Comprehensive income (loss), net of tax	27.3	9.9	1.6	(4.6)	34.2
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	6.9	—	6.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$27.3	$9.9	$(5.3)	$(4.6)	$27.3

Tables of Contents

Condensed Balance Sheets Information
September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$3.1	$108.1	$421.9	$—	$533.1
Receivables, net of allowances	—	287.4	952.9	—	1,240.3
Inventories, net	—	446.2	875.4	—	1,321.6
Deferred income taxes	—	22.9	15.4	—	38.3
Prepaid expenses and other	2.0	18.0	112.5	—	132.5
Total current assets	5.1	882.6	2,378.1	—	3,265.8
Property, plant and equipment, net	0.4	229.2	885.4	—	1,115.0
Deferred income taxes	—	—	20.2	—	20.2
Intercompany accounts	1,662.4	515.6	28.2	(2,206.2)	—
Investment in subsidiaries	1,028.4	1,358.9	—	(2,387.3)	—
Goodwill	—	13.8	174.7	—	188.5
Intangible assets, net	—	16.3	173.0	—	189.3
Unconsolidated affiliated companies	—	8.1	11.7	—	19.8
Other non-current assets	14.1	32.9	22.9	—	69.9
Total assets	$2,710.4	$3,057.4	$3,694.2	$(4,593.5)	$4,868.5
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$168.7	$808.8	$—	$977.5
Accrued liabilities	25.9	90.1	356.4	—	472.4
Current portion of long-term debt	350.9	—	234.4	—	585.3
Total current liabilities	376.8	258.8	1,399.6	—	2,035.2
Long-term debt	901.6	—	41.7	—	943.3
Deferred income taxes	171.3	(25.6)	78.7	—	224.4
Intercompany accounts	—	1,685.6	520.6	(2,206.2)	—
Other liabilities	1.1	110.2	175.3	—	286.6
Total liabilities	1,450.8	2,029.0	2,215.9	(2,206.2)	3,489.5
Redeemable non-controlling interest	—	—	17.2	—	17.2
Total Company shareholders’ equity	1,259.6	1,028.4	1,358.9	(2,387.3)	1,259.6
Non-controlling interest	—	—	102.2	—	102.2
Total liabilities and equity	$2,710.4	$3,057.4	$3,694.2	$(4,593.5)	$4,868.5

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$528.7	$—	$638.2
Receivables, net of allowances	—	277.6	912.1	—	1,189.7
Inventories	—	460.0	791.6	—	1,251.6
Deferred income taxes	—	24.4	14.7	—	39.1
Prepaid expenses and other	2.3	20.9	92.8	—	116.0
Total current assets	67.6	827.1	2,339.9	—	3,234.6
Property, plant and equipment, net	0.4	238.2	961.2	—	1,199.8
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,108.5	1,390.4	—	(2,498.9)	—
Goodwill	—	15.0	169.4	—	184.4
Intangible assets, net	—	17.7	185.4	—	203.1
Unconsolidated affiliated companies	—	7.3	11.9	—	19.2
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	110.6	340.7	—	463.4
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	214.4	1,416.5	—	1,977.6
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	82.8	—	221.5
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.5	190.0	—	292.6
Total liabilities	1,405.2	1,904.6	2,218.7	(2,097.9)	3,430.6
Redeemable non-controlling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,353.3	1,108.5	1,390.4	(2,498.9)	1,353.3
Non-controlling interest	—	—	117.4	—	117.4
Total liabilities and equity	$2,758.5	$3,013.1	$3,745.1	$(4,596.8)	$4,919.9

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$—	$—	$(15.9)	$—	$(15.9)
Receivables, net of allowances	—	—	(7.6)	—	(7.6)
Inventories	—	—	22.0	—	22.0
Deferred income taxes	—	—	0.4	—	0.4
Prepaid expenses and other	—	—	17.0	—	17.0
Total current assets	—	—	15.9	—	15.9
Property, plant and equipment, net	—	—	(5.9)	—	(5.9)
Deferred income taxes	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Investment in subsidiaries	(21.6)	(23.0)	—	44.6	—
Goodwill	—	—	3.2	—	3.2
Intangible assets, net	—	—	(0.2)	—	(0.2)
Unconsolidated affiliated companies	—	—	(0.3)	—	(0.3)
Other non-current assets	—	—	—	—	—
Total assets	$(21.6)	$(23.0)	$12.7	$44.6	$12.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$—
Accrued liabilities	—	(1.5)	34.2	—	32.7
Current portion of long-term debt	—	—	—	—	—
Total current liabilities	—	(1.5)	34.2	—	32.7
Long-term debt	—	—	—	—	—
Deferred income taxes	—	—	2.4	—	2.4
Intercompany accounts	—	—	—	—	—
Other liabilities	—	0.1	—	—	0.1
Total liabilities	—	(1.4)	36.6	—	35.2
Redeemable non-controlling interest	—	—	—	—	—
Total Company shareholders’ equity	(21.6)	(21.6)	(23.0)	44.6	(21.6)
Non-controlling interest	—	—	(0.9)	—	(0.9)
Total liabilities and equity	$(21.6)	$(23.0)	$12.7	$44.6	$12.7

Tables of Contents

Condensed Balance Sheets Information
December 31, 2012 - As Restated

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$512.8	$—	$622.3
Receivables, net of allowances	—	277.6	904.5	—	1,182.1
Inventories	—	460.0	813.6	—	1,273.6
Deferred income taxes	—	24.4	15.1	—	39.5
Prepaid expenses and other	2.3	20.9	109.8	—	133.0
Total current assets	67.6	827.1	2,355.8	—	3,250.5
Property, plant and equipment, net	0.4	238.2	955.3	—	1,193.9
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,086.9	1,367.4	—	(2,454.3)	—
Goodwill	—	15.0	172.6	—	187.6
Intangible assets, net	—	17.7	185.2	—	202.9
Unconsolidated affiliated companies	—	7.3	11.6	—	18.9
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	109.1	374.9	—	496.1
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	212.9	1,450.7	—	2,010.3
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	85.2	—	223.9
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.6	190.0	—	292.7
Total liabilities	1,405.2	1,903.2	2,255.3	(2,097.9)	3,465.8
Redeemable non-controlling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,331.7	1,086.9	1,367.4	(2,454.3)	1,331.7
Non-controlling interest	—	—	116.5	—	116.5
Total liabilities and equity	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$61.3	$99.5	$(183.9)	$—	$(23.1)
Cash flows of investing activities:		—
Capital expenditures	—	(21.5)	(43.9)	—	(65.4)
Proceeds from properties sold	—	0.3	0.1	—	0.4
Acquisitions, net of cash acquired	—	(2.3)	(4.6)	—	(6.9)
Other	—	(39.2)	39.4	—	0.2
Net cash flows of investing activities	—	(62.7)	(9.0)	—	(71.7)
Cash flows of financing activities:
Dividends paid	(18.1)	—	—	—	(18.1)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(86.6)	14.1	72.5	—	—
Proceeds from other debt	—	14.7	836.2	—	850.9
Repayments of other debt	—	(14.7)	(764.8)	—	(779.5)
Issuance of long-term debt	—	—	—	—	—
Purchase of non-controlling interest	—	8.2	(12.2)		(4.0)
Dividends paid to non-controlling interest	—	—	(3.2)	—	(3.2)
Purchase of treasury shares	(19.5)	—	—		(19.5)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Net cash flows of financing activities	(123.5)	22.3	128.5	—	27.3
Effect of exchange rate changes on cash and cash equivalents	—	4.8	(26.5)	—	(21.7)
Increase (decrease) in cash and cash equivalents	(62.2)	63.9	(90.9)	—	(89.2)
Cash and cash equivalents – beginning of period	65.3	44.2	512.8	—	622.3
Cash and cash equivalents – end of period	$3.1	$108.1	$421.9	$—	$533.1

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 28, 2012 - As Originally Filed

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$37.3	$13.9	$31.0	$—	$82.2
Cash flows of investing activities:
Capital expenditures	—	(18.4)	(71.6)	—	(90.0)
Proceeds from properties sold	—	0.2	4.2	—	4.4
Acquisitions, net of cash acquired	—	(172.6)	(6.9)	—	(179.5)
Other	—	(45.8)	45.7	—	(0.1)
Net cash flows of investing activities	—	(236.6)	(28.6)	—	(265.2)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(242.7)	272.9	(30.2)	—	—
Proceeds from other debt	—	692.4	571.9	—	1,264.3
Repayments of other debt	—	(727.3)	(512.5)	—	(1,239.8)
Issuance of long-term debt	600.0	—	—	—	600.0
Dividends paid to non-controlling interests	—	—	(2.3)	—	(2.3)
Purchase of treasury shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	356.0	238.0	26.9	—	620.9
Effect of exchange rate changes on cash and cash equivalents	1.1	1.2	11.2	—	13.5
Increase (decrease) in cash and cash equivalents	394.4	16.5	40.5	—	451.4
Cash and cash equivalents - beginning of period	0.1	12.4	421.6	—	434.1
Cash and cash equivalents - end of period	$394.5	$28.9	$462.1	$—	$885.5

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 28, 2012 - Effect of Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$(6.3)	$6.3	$—	$—
Cash flows of investing activities:			—
Capital expenditures	—	0.7	(0.7)	—	—
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	56.2	(56.2)	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	56.9	(56.9)	—	—
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	(63.0)	63.0	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	(63.0)	63.0	—	—
Effect of exchange rate changes on cash and cash equivalents	—	(0.4)	0.4	—	—
Increase (decrease) in cash and cash equivalents	—	(12.8)	12.8	—	—
Cash and cash equivalents - beginning of period	—	(3.9)	3.9	—	—
Cash and cash equivalents - end of period	$—	$(16.7)	$16.7	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 28, 2012 - Effect of Restatement #2

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$—	$—	$(0.2)	$—	$(0.2)
Cash flows of investing activities:			—
Capital expenditures	—	—	0.2	—	0.2
Proceeds from properties sold	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	—	—	—	—
Net cash flows of investing activities	—	—	0.2	—	0.2
Cash flows of financing activities:
Dividends paid	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Intercompany accounts	—	—	—	—	—
Proceeds from other debt	—	—	—	—	—
Repayments of other debt	—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—
Dividends paid to non-controlling interests	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—
Proceeds from exercise of stock options	—	—	—	—	—
Net cash flows of financing activities	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Increase (decrease) in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents - beginning of period	—	—	—	—	—
Cash and cash equivalents - end of period	$—	$—	$—	$—	$—

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 28, 2012 - As Restated and Recast

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$37.3	$7.6	$37.1	$—	$82.0
Cash flows of investing activities:
Capital expenditures	—	(17.7)	(72.1)	—	(89.8)
Proceeds from properties sold	—	0.2	4.2	—	4.4
Acquisitions, net of cash acquired	—	(116.4)	(63.1)	—	(179.5)
Other	—	(45.8)	45.7	—	(0.1)
Net cash flows of investing activities	—	(179.7)	(85.3)	—	(265.0)
Cash flows of financing activities:
Dividends paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(242.7)	209.9	32.8	—	—
Proceeds from other debt	—	692.4	571.9	—	1,264.3
Repayments of other debt	—	(727.3)	(512.5)	—	(1,239.8)
Issuance of long-term debt	600.0	—	—	—	600.0
Dividends paid to non-controlling interests	—	—	(2.3)	—	(2.3)
Purchase of treasury shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	356.0	175.0	89.9	—	620.9
Effect of exchange rate changes on cash and cash equivalents	1.1	0.8	11.6	—	13.5
Increase (decrease) in cash and cash equivalents	394.4	3.7	53.3	—	451.4
Cash and cash equivalents - beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents - end of period	$394.5	$12.2	$478.8	$—	$885.5
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
New Accounting Pronouncements
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the Amended Annual 2012 Form 10-K/A. In the nine months ended September 27, 2013, there have been no significant changes to these policies. In the nine months ended September 27, 2013, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 and 2012:
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

Tables of Contents

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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended September 27, 2013 and the twelve months ended December 31, 2012:

(in millions)	September 27, 2013	December 31, 2012
Beginning Balance	$1,566.7	$1,210.4
Non-cash transactions
Deferred tax	3.4	5.9
Equity based awards	8.6	11.7
Foreign currency and other	(4.6)	(3.4)
Cash transactions	88.3	342.1
Ending Balance	$1,662.4	$1,566.7
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended September 27, 2013 or September 28, 2012.

Tables of Contents

Parent Company Long-Term Debt
At September 27, 2013 and December 31, 2012, the Parent Company was party to the following long-term financing arrangements:

(in millions)	September 27, 2013	December 31, 2012
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(261.9)	(263.0)
0.875% Convertible Notes due 2013	355.0	355.0
Debt discount on 0.875% Convertible Notes due 2013	(4.1)	(20.4)
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	1,252.5	1,235.1
Less current maturities	350.9	334.6
Parent Company Long-term debt	$901.6	$900.5

(in millions)	Q3 2014	Q3 2015	Q3 2016	Q3 2017	Q3 2018
Debt maturities twelve month period ending	$350.9	$125.0	$—	$—	$—
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

As a result, the Company restated its previously issued consolidated financial statements and the quarterly operating results (unaudited), included in its Amendment No. 1 to the Company's 2011 Annual Report on Form 10-K/A, and the previously issued condensed consolidated financial statements included in its Amendment No. 1 to the Company's Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 30, 2012 and June 29, 2012 filed on March 1, 2013. The restatement of previously issued condensed consolidated financial statements is referred to as “Restatement No. 1”. Restatement No. 1 did not impact the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for the quarterly periods ended September 27, 2013.
On October 10, 2013, the Audit Committee of the Board of Directors of General Cable Corporation (the "Company"), upon the recommendation of the Company's executive officers, concluded that due to certain accounting errors, in the aggregate, related to (i) revenue recognition in connection with historical "bill and hold" transactions for aerial transmission projects in Brazil and (ii) value added tax ("VAT") assets, the Company's previously issued consolidated financial statements for the fiscal years 2008 through 2012 and the interim periods during those years, and the interim condensed consolidated financial statements as of, as well as for, the three fiscal months ended March 29, 2013 should no longer be relied upon and the Company corrected these errors within the restated condensed consolidated financial statements. In addition, the Company corrected other immaterial errors within the restated condensed consolidated financial statements (the “Other Immaterial Adjustments”). The condensed consolidated financial statement restatement for the bill and hold, VAT and Other Immaterial Adjustments is referred to as “Restatement No. 2”.
As a result of the remediation efforts related to previously disclosed internal control deficiencies, subsequent to the above referenced March 1, 2013 filing, the Company undertook an evaluation to reexamine its historical revenue recognition accounting practices with regard to bill and hold sales in Brazil related to aerial transmission projects. "Bill and hold" sales generally are sales meeting specified criteria under U.S. generally accepted accounting principles ("GAAP") to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery. As a result of this review, the Company identified instances where the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met. See the columns labeled “Brazil Bill and Hold” within the tables below for the effect of correcting this error by financial statement line item.

As a result of the remediation efforts related to the previously disclosed internal control deficiencies, subsequent to the above referenced March 1, 2013 filing, the Company undertook an evaluation to determine whether certain recorded VAT assets in Brazil associated with the inventory theft and related accounting errors were recoverable. Based on its evaluation, the Company determined that it will not recover VAT assets that were previously recognized from 2008 through 2012. In addition, the Company has recorded associated interest and penalties. See the columns labeled “Brazil VAT” within the tables below for the effect of correcting this error by financial statement line item.

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

Tables of Contents

The Company’s subsidiary in Spain did not properly record a valuation allowance against certain tax assets. As of December 31, 2012, the noncurrent deferred income tax liability was understated by $3.6 million. For the three and nine months ended September 28, 2012, income tax provision was understated by $3.5 million.
The Company’s subsidiaries in the Philippines incorrectly recorded depreciation expense associated with the fixed assets acquired when the Company increased its ownership interest in the entity from 40% to 60%, and therefore began consolidating these legal entities. As of December 31, 2012 , property, plant and equipment, net were overstated by $2.8 million. For the three and nine months ended September 28, 2012 cost of sales was understated by $0.2 million and $0.5 million, respectively.
The Company did not properly adjust certain receivables allowances. As of December 31, 2012, receivables, net of allowances were overstated by $2.1 million.
The Company’s subsidiary in Thailand incorrectly recorded items in prior years which should have been expensed, as capitalized costs included in property, plant and equipment, net. As of December 31, 2012, property, plant and equipment, net was overstated by $0.6 million. For the three and nine months ended September 28, 2012, cost of sales were understated (overstated) by ($0.1) million.
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
The following tables present the effects of Restatement No. 2 on each line item of the Company's previously issued consolidated financial statements as of December 31, 2012 and for the three and nine months ended September 28, 2012.

Tables of Contents

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the three months ended September 28, 2012 filed by the Company on March 1, 2013.

	Three Fiscal Months Ended September 28, 2012
(in millions, except per share data)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$1,500.6	$—	$10.4	$1.6	$12.0	$1,512.6
Cost of sales	1,337.6	0.8	7.5	1.3	9.6	1,347.2
Gross profit	163.0	(0.8)	2.9	0.3	2.4	165.4
Selling, general and administrative expenses	93.5	—	—	1.7	1.7	95.2
Operating income	69.5	(0.8)	2.9	(1.4)	0.7	70.2
Income before income taxes	55.1	(0.8)	2.9	(1.4)	0.7	55.8
Income tax (provision) benefit	(73.8)	—	(1.0)	(2.0)	(3.0)	(76.8)
Net income including noncontrolling interest	(18.2)	(0.8)	1.9	(3.4)	(2.3)	(20.5)
Net income attributable to Company common shareholders	(20.6)	(0.8)	1.9	(3.4)	(2.3)	(22.9)
Comprehensive income (loss):
Net income (loss)	(18.2)	(0.8)	1.9	(3.4)	(2.3)	(20.5)
Currency translation gain (loss)	20.8	0.1	—	(0.1)	—	20.8
Comprehensive income (loss), net of tax	6.7	(0.7)	1.9	(3.5)	(2.3)	4.4
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	3.4	(0.7)	1.9	(3.5)	(2.3)	1.1
Earnings per common share - basic	(0.41)	(0.01)	0.03	(0.07)	(0.05)	(0.46)
Earnings per common share - assuming dilution	(0.41)	(0.01)	0.03	(0.07)	(0.05)	(0.46)
In the following table, the “As Originally Filed” column corresponds to Form 10-Q for the nine months ended September 28, 2012 filed by the Company on March 1, 2013.

	Nine Fiscal Months Ended September 28, 2012
(in millions, except per share data)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net sales	$4,411.2	$—	$19.3	$6.8	$26.1	$4,437.3
Cost of sales	3,930.2	1.5	15.0	2.4	18.9	3,949.1
Gross profit	481.0	(1.5)	4.3	4.4	7.2	488.2
Selling, general and administrative expenses	291.7	—	—	4.4	4.4	296.1
Operating income	189.3	(1.5)	4.3	—	2.8	192.1
Income before income taxes	121.6	(1.5)	4.3	—	2.8	124.4
Income tax (provision) benefit	(95.7)	—	(1.5)	(2.6)	(4.1)	(99.8)
Net income including noncontrolling interest	26.9	(1.5)	2.8	(2.6)	(1.3)	25.6
Net income attributable to noncontrolling interest	5.7	—	—	(0.1)	(0.1)	5.6
Net income attributable to Company common shareholders	20.9	(1.5)	2.8	(2.5)	(1.2)	19.7
Comprehensive income (loss):
Net income (loss)	26.9	(1.5)	2.8	(2.6)	(1.3)	25.6
Currency translation gain (loss)	3.0	1.0	0.2	(0.2)	1.0	4.0
Comprehensive income (loss), net of tax	34.5	(0.5)	3.0	(2.8)	(0.3)	34.2
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	7.0	—	—	(0.1)	(0.1)	6.9
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	27.5	(0.5)	3.0	(2.7)	(0.2)	27.3
Earnings per common share - basic	0.42	(0.03)	0.06	(0.05)	(0.02)	0.40
Earnings per common share - assuming dilution	0.41	(0.03)	0.06	(0.05)	(0.02)	0.39

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

	Nine Fiscal Months Ended September 28, 2012
(in millions)	As Originally Filed	Brazil VAT	Brazil Bill and Hold	Other Immaterial Adjustments	Effect of Restatement #2	Restated
Net income (loss) including noncontrolling interests	$26.9	$(1.5)	$2.8	$(2.6)	$(1.3)	$25.6
Depreciation and amortization	81.2	—	—	0.3	0.3	81.5
Deferred income taxes	75.8	—	0.5	3.4	3.9	79.7
(Increase) decrease in receivables	(166.3)	0.9	—	—	0.9	(165.4)
(Increase) decrease in inventories	24.1	—	15.0	1.9	16.9	41.0
(Increase) decrease in other assets	(15.1)	—	1.0	—	1.0	(14.1)
Increase (decrease) in accounts payable, accrued and other liabilities	33.0	0.6	(19.3)	(3.2)	(21.9)	11.1
Net cash flows of operating activities	82.2	—	—	(0.2)	(0.2)	82.0
Capital expenditures	(90.0)	—	—	0.2	0.2	(89.8)
Net cash flows of investing activities	(265.2)	—	—	0.2	0.2	(265.0)

GENERAL CABLE CORPORATION AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All of the financial information presented in this Item 2 has been adjusted to reflect the restatement of our Condensed Consolidated Financial Statements as of December 31, 2012 and for the three and nine fiscal months ended September 28, 2012. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial position, changes in financial condition and results of operations. MD&A is provided as a supplement to the Company’s Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements (“Notes”) and should be read in conjunction with the Condensed Consolidated Financial Statements and Notes.

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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra- high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and ROW. As of September 27, 2013, the Company manufactured its product lines in 55 manufacturing facilities and sold its products through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to consistent execution of the Company's guiding principles which are:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stabilizing demand with pockets of relative demand strength starting in 2012 into 2013; however, the global demand remains at historically low levels in many markets. The following are significant trends and events that occurred in the three and nine months ended September 27, 2013 that affected the Company's operating results:

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and nine months ended September 27, 2013, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7 million and $23 million respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

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

On December 10, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2014. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program the Company purchased $0.5 million, or 18,493 common shares at an average price of $29.99 per share, during the three months ended September 27, 2013. Under the stock repurchase program, the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the nine months ended September 27, 2013. Under the prior stock repurchase program, that was effective from October 28, 2011 through October 28, 2012, the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the three and nine months ended September 28, 2012.
On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three and nine months ended September 27, 2013 the Company declared and paid a quarterly cash dividend of $0.18 per share, or approximately $8.9 million and $17.8 million in total, to all common shareholders of record as of June 10, 2013 and August 19, 2013. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
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

On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the Facility size to $700 million and then subsequently amended and restated on September 6, 2013, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility replaced the Company's prior $400 million Senior Secured Revolving Credit Facility (“Terminated Credit Facility”), which was set to mature in July 2012. The Revolving Credit Facility contains restrictions in areas consistent with the Terminated Credit Facility, including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. In the aggregate, however, the Revolving Credit Facility provides the Company greater flexibility than did the Terminated Credit Facility, and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
In the three months ended September 27, 2013 the Company’s executive management decided to no longer import building wire product into the United States from its General Cable Mexico unit (Mexico). This change is considered significant to the operation due to associated revenue, profit and the influence on the overall results of Mexico from this United States business. Based on the decision to no longer import building wire product from Mexico to the United States coupled with the pricing pressures in the Mexico market and the commercial challenges of entering into new businesses to support the new product lines the Company performed an asset impairment review for its Mexican business in accordance with ASC 360 “Property, Plant and Equipment”.

The Mexico results are reported within the ROW reporting unit. The Mexico operations and assets include machinery and equipment which manufacture different products including power cables, building wire, telephone cables all housed in three manufacturing buildings. The three lines have a significant amount of shared costs including advertising, sales force, data processing, accounting, and management. The Company manages its business at a total Mexico level and has similar distribution methods. Therefore, based on the reporting structure, the lowest level of which identifiable cash flows that can be determined is the Mexico unit.

The Company developed its internal forward business plans and 2014 outlook under the guidance of new local and regional leadership to determine the undiscounted expected future cash flows derived from the Mexican long lived assets. Based on the internal projections developed by executive management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. Since the undiscounted expected cash flows was less than the carrying value of the assets, the Company engaged a third party valuation firm to determine the amount of the impairment by determining the fair value of the Mexican long lived assets.  To determine the fair value of these assets, the Company first estimated the future cash flows associated with the Mexican business based on management's best estimates considering the likelihood of various outcomes.  Subsequently, the Company performed a current appraisal of the Mexican machinery and equipment and real property assets utilizing standard valuation approaches.  Based on the results of the analysis, the Company recorded an impairment charge of $14.0 million in the three months ended September 27, 2013.

The Company continues to actively identify key trends in the industry to capitalize on expanding and new niche markets or exit declining or non-strategic markets in order to achieve better returns. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. In 2012 the Company acquired the North American and Chinese business of Alcan Cable, Prestolite Wire, LLC and 60% of Productora de Cables Procables S.A.S. See Note 3 to the Condensed Consolidated Financial Statements - "Acquisitions and Divestitures" for further detail. The results of operations of the acquired businesses have been included in the Condensed Consolidated Financial Statements since the respective dates of the acquisition. No material acquisitions or divestitures were made in the three and nine months ended September 27, 2013.

In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Currency volatility and continued political uncertainty in certain markets;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	Recovery is slowly advancing in Europe and demand continues to be uneven for a broad spectrum of products in Europe;

•	New communications networks are an enabling technology, resulting in access to knowledge; a great equalizer;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Project timing continues to be volatile resulting a lag in demand in all segments;

•	Countries are seeking greater energy independence for political and economic reasons; and

•	Emerging economies are expected to be relatively stable.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,557.1	100.0%	$1,512.6	100.0%	$4,759.9	100.0%	$4,437.3	100.0%
Cost of sales	1,396.9	89.7%	1,347.2	89.1%	4,250.0	89.3%	3,949.1	89.0%
Gross profit	160.2	10.3%	165.4	10.9%	509.9	10.7%	488.2	11.0%
Selling, general and administrative expenses	117.3	7.5%	95.2	6.3%	363.4	7.6%	296.1	6.7%
Operating income	42.9	2.8%	70.2	4.6%	146.5	3.1%	192.1	4.3%
Other income (expense)	9.5	0.6%	9.3	0.6%	(58.8)	(1.2)%	2.6	0.1%
Interest expense, net	(28.9)	(1.9)%	(23.7)	(1.6)%	(86.0)	(1.8)%	(70.3)	(1.6)%
Income (loss) before income taxes	23.5	1.5%	55.8	3.7%	1.7	—%	124.4	2.8%
Income tax (provision) benefit	(16.2)	(1.0)%	(76.8)	(5.1)%	(29.9)	(0.6)%	(99.8)	(2.2)%
Equity in earnings of affiliated companies	0.9	0.1%	0.5	—%	1.5	—%	1.0	—%
Net income (loss) including non-controlling interest	8.2	0.5%	(20.5)	(1.4)%	(26.7)	(0.6)%	25.6	0.6%
Less: preferred stock dividends	0.1	—%	0.1	—%	0.3	—%	0.3	—%
Less: net income attributable to non-controlling interest	2.4	0.2%	2.3	0.2%	4.9	0.1%	5.6	0.1%
Net income (loss) attributable to Company common shareholders	$5.7	0.4%	$(22.9)	(1.5)%	$(31.9)	(0.7)%	$19.7	0.4%
Three Fiscal Months Ended September 27, 2013 Compared with Three Fiscal Months Ended September 28, 2012
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the third quarter of 2012 have been adjusted to reflect the third quarter of 2013 copper average price of $3.23 per pound (a $0.29 decrease compared to the same period in 2012) and the aluminum average price of $0.92 (a $0.06 decrease compared to the same period in 2012). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Amount	%	Amount	%
North America	$663.2	42%	$563.6	37%
Europe and Mediterranean	383.4	25%	419.1	28%
ROW	510.5	33%	529.9	35%
Total net sales	$1,557.1	100%	$1,512.6	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Amount	%	Amount	%
North America	$663.2	42%	$545.4	37%
Europe and Mediterranean	383.4	25%	406.4	28%
ROW	510.5	33%	504.9	35%
Total metal-adjusted net sales	$1,557.1	100%	$1,456.7	100%
Metal adjustment	—		55.9
Total net sales	$1,557.1		$1,512.6

	Metal Pounds Sold Three Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Pounds	%	Pounds	%
North America	141.7	44%	106.2	38%
Europe and Mediterranean	63.3	20%	64.7	23%
ROW	115.3	36%	111.6	39%
Total metal pounds sold	320.3	100%	282.5	100%
Net sales increased $44.5 million to $1,557.1 million in the third quarter of 2013 from $1,512.6 million in the third quarter of 2012. After adjusting third quarter 2012 net sales to reflect the $0.29 decrease in the average monthly copper price per pound and the $0.06 decrease in the average aluminum price per pound, net sales of $1,557.1 million reflects an increase of $100.4 million, or 7%, from the metal adjusted net sales of $1,456.7 million in 2012. Volume, as measured by metal pounds sold, increased 37.8 million pounds, or 13%, to 320.3 million pounds in the third quarter of 2013 as compared to 282.5 million pounds in the third quarter of 2012. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to net sales of $188.0 million attributable to acquisitions completed in the second half of 2012 partially offset by unfavorable selling price and product mix of approximately $13.1 million, unfavorable foreign currency exchange rate changes of $30.4 million on the translation of reported revenues and decreased volume of $44.1 million, excluding acquisitions.
Metal-adjusted net sales in the North America segment increased $117.8 million, or 22%. The increase in sales on a metal adjusted basis is due to net sales of $124.4 million attributable to acquisitions completed in the second half of 2012 and favorable selling price and product mix of approximately $9.3 million partially offset by decreased volume of $12.6 million, excluding acquisitions, and unfavorable foreign currency exchange rate changes of $3.3 million on the translation of reported revenues, principally related to the Canadian dollar. Excluding the impact of the acquisitions in the second half of 2012, volume, as measured by metal pounds sold, decreased 5.5 million pounds or 5%, in the third quarter of 2013 compared to the third quarter of 2012. The decrease in demand primarily reflects decreased demand in aerial transmission products.

Metal-adjusted net sales in the Europe and Mediterranean segment decreased $23.0 million, or 6%. The decrease in sales on a metal adjusted basis is due to unfavorable selling price and product mix of approximately $42.5 million and decreased volume of $3.2 million partially offset by favorable foreign currency exchange rate changes of $22.7 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, remained relatively flat in the second quarter of 2013 compared to the third quarter of 2012. Demand was primarily influenced by the continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products as well as decreased high voltage export project activities from the French market.

Metal-adjusted net sales in the ROW segment increased $5.6 million or 1%. The increase in sales on a metal adjusted basis is primarily due to net sales of $63.6 million attributable to acquisitions in the fourth quarter of 2012 and favorable selling price and product mix of approximately $20.1 million substantially offset by decreased volume of $28.2 million, excluding acquisitions, and unfavorable foreign currency exchange rate changes of $49.9 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Excluding the impact of the acquisitions in the fourth quarter of 2012, volume, as measured by metal pounds sold, decreased by 12.3 million pounds, or 11%, in the third quarter of 2013 compared to the third quarter of 2012. The decrease in the demand is primarily attributable to higher project shipments for Brazilian aerial transmission projects in the third of 2012 as compared to the third quarter of 2013.
Cost of Sales

Cost of sales increased $49.7 million to $1,396.9 million in the third quarter of 2013 from $1,347.2 million in the third quarter of 2012. The increase in the cost of sales is consistent with the increase in sales in the third quarter of 2013 as compared to the third quarter of 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost.
Gross Profit
Gross profit decreased $5.2 million, or 3%, in the third quarter of 2013 from the third quarter of 2012. Gross profit as a percentage of sales was 10% in the third quarter of 2013 and 11% in the third quarter of 2012. The decrease in gross profit is primarily attributable to the recognition of a non-cash impairment charge related to the Mexico long-lived assets of $14.0 million in the three months ended September 27, 2013.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased $22.1 million, or 23% in the third quarter of 2013 as compared to the third quarter of 2012. SG&A as a percentage of metal-adjusted net sales was approximately 8% for the third quarter of 2013 and 7% for the third quarter of 2012. The increase in the SG&A is primarily attributable to additional SG&A in the third quarter of 2013 as a result of the impact of the acquisitions completed in the second half of 2012 as well as $1.0 million of costs related to the financial restatement.
Segment Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Amount	%	Amount	%
North America	$25.2	59%	$26.8	38%
Europe and Mediterranean	7.6	18%	7.0	10%
ROW	10.1	23%	36.4	52%
Total operating income (loss)	$42.9	100%	$70.2	100%
The operating income for the North America segment decreased $1.6 million. Excluding the impact of the acquisitions completed in the second half of 2012, the operating income decreased $9.9 million primarily attributable to a decrease in volume and pricing for aluminum based electric utility product shipments including aerial transmission cables.

The increase in operating income for the Europe and Mediterranean segment of $0.6 million was primarily attributable to operating cost savings at the Company's German subsidiary, partially offset by decreased volume at the Company's French manufacturing facility as noted above as well as an unfavorable pricing environment for medium voltage products in France during the three months ended September 27, 2013 as compared to the three months ended September 28, 2012.

The decrease in operating income for the ROW segment of $26.3 million was primarily attributable to the recognition of a non-cash impairment charge related to the long-lived Mexico assets of $14.0 million in the nine months ended September 27, 2013 as well as a decrease in demand primarily attributable to higher project shipments for Brazilian aerial transmission projects in the third quarter of 2012 as compared to the third quarter of 2013.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended September 27, 2013 and September 28, 2012, the Company recorded other income of $9.5 million and other income of $9.3 million, respectively. For the three months ended September 27, 2013, other expense was primarily attributable to $2.9 million related to gains on derivative instruments that were not designated as cash flow hedges and other income of $6.6 million related to foreign currency transactions which included $4.3 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to February 13, 2013 and paid in the second quarter of 2013. For the three months ended September 28, 2012, other income was primarily the result of $8.4 million related to gains on derivative instruments which were not designated as cash flow hedges and ineffectiveness and other income of $0.9 million related to foreign currency transactions.
Tax Provision
The Company’s effective tax rate for the third quarter of 2013 and 2012 was 68.9% and 137.6% respectively. The relatively high effective tax rate for the third quarter of 2013 was primarily due to the greater mix of earnings in higher tax jurisdictions and the impact of full year forecasted tax losses in certain countries with deferred tax asset valuation allowances, including Germany, Spain, India and Mexico.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock in the third quarter of 2013 and 2012.
Nine Fiscal Months Ended September 27, 2013 Compared with Nine Fiscal Months Ended September 28, 2012
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the nine months ended September 28, 2012 have been adjusted to reflect the nine months ended September 27, 2013 copper average price of $3.36 per pound (a $0.26 decrease compared to the same period in 2012) and the aluminum average price of $0.96 (a $0.05 decrease compared to the same period in 2012). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Nine Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Amount	%	Amount	%
North America	$2,074.7	44%	$1,652.8	37%
Europe and Mediterranean	1,180.4	25%	1,281.8	29%
ROW	1,504.8	31%	1,502.7	34%
Total net sales	$4,759.9	100%	$4,437.3	100%

	Metal-Adjusted Net Sales Nine Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Amount	%	Amount	%
North America	$2,074.7	44%	$1,607.0	37%
Europe and Mediterranean	1,180.4	25%	1,245.4	29%
ROW	1,504.8	31%	1,441.8	34%
Total metal-adjusted net sales	$4,759.9	100%	$4,294.2	100%
Metal adjustment	—		143.1
Total net sales	$4,759.9		$4,437.3

	Metal Pounds Sold Nine Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Pounds	%	Pounds	%
North America	437.8	45%	276.6	34%
Europe and Mediterranean	208.2	21%	213.9	26%
ROW	325.6	34%	319.7	40%
Total metal pounds sold	971.6	100%	810.2	100%
Net sales increased $322.6 million to $4,759.9 million for the nine months ended September 27, 2013 from $4,437.3 million for the nine months ended September 28, 2012. After adjusting the nine months ended September 28, 2012 net sales to reflect the

$0.26 decrease in the average monthly copper price per pound and the $0.05 decrease in the average aluminum price per pound, net sales of $4,759.9 million reflects an increase of $465.7 million, or 11%, from the metal adjusted net sales of $4,294.2 million in 2012. Volume, as measured by metal pounds sold, increased 161.4 million pounds, or 20%, to 971.6 million pounds in the nine months ended September 27, 2013 as compared to 810.2 million pounds for the nine months ended September 28, 2012. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The increase in sales on a metal adjusted basis is primarily due to net sales of $648.5 million attributable to acquisitions completed in the second half of 2012 partially offset by decreased volume of $109.5 million, excluding acquisitions, unfavorable selling price and product mix of approximately $0.4 million and unfavorable foreign currency exchange rate changes of $72.9 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment increased $467.7 million, or 29%. The increase in sales on a metal adjusted basis is due to net sales of $476.3 million attributable to acquisitions completed in the second half of 2012 and favorable selling price and product mix of approximately $8.1 million partially offset by decreased volume of $12.1 million, excluding acquisitions, and unfavorable foreign currency exchange rate changes of $4.6 million on the translation of reported revenues, principally related to the Canadian dollar. Excluding the impact of the acquisitions in the second half of 2012, volume, as measured by metal pounds decreased 5.1 million pounds in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012. The decrease in demand was primarily due to strong demand for utility cables in the first half of 2012, which benefited from a relatively mild winter and wind farm applications partially offset the by growing construction cables business.

Metal-adjusted net sales in the Europe and Mediterranean segment decreased $65.0 million, or 5%. The decrease in sales on a metal adjusted basis is due to unfavorable selling price and product mix of approximately $78.4 million and decreased volume of $13.5 million partially offset by favorable foreign currency exchange rate changes of $26.9 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 5.7 million pounds, or 3%, for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products as well as high voltage export project activities from the French market.

Metal-adjusted net sales in the ROW segment increased $63.0 million or 4%. The increase in sales on a metal adjusted basis is primarily due to net sales of $172.2 million attributable to acquisitions in the second half of 2012 and favorable selling price and product mix of approximately $69.9 million partially offset by decreased volume of $83.9 million, excluding acquisitions, and unfavorable foreign currency exchange rate changes of $95.2 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Excluding the impact of the acquisitions in the fourth quarter of 2012, volume, as measured by metal pounds sold, decreased by 35.4 million pounds, or 11%, in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012. The decrease in the demand is primarily attributable higher shipments for Brazilian aerial transmission projects in 2012 as compared to the 2013.
Cost of Sales
Cost of sales increased $300.9 million to $4,250.0 million in the nine months ended September 27, 2013 from $3,949.1 million in the nine months ended September 28, 2012. The increase in the cost of sales is consistent with the increase in sales in the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit increased $21.7 million, or 4%, for the nine months ended September 27, 2013 from the nine months ended September 28, 2012. Gross profit as a percentage of sales was 11% for the nine months ended September 27, 2013 and for the nine months ended September 28, 2012. The gross profit increase is consistent with the increase in sales for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. The increase was partially offset by the recognition of a non-cash impairment charge related to the Mexico long-lived assets of $14.0 million in the nine months ended September 27, 2013
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased $67.3 million, or 23% for the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012. SG&A as a percentage of metal-adjusted net sales was approximately 8% for the nine months ended September 27, 2013 and 7% for the nine months ended September 28, 2012. The increase in the SG&A is primarily attributable to the impact of the acquisitions completed in the second half of 2012 as well as $9.1 million of costs related to the financial restatement.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Nine Fiscal Months Ended
	September 27, 2013		September 28, 2012
	Amount	%	Amount	%
North America	$106.6	73%	$93.8	49%
Europe and Mediterranean	(7.8)	(5)%	20.2	10%
ROW	47.7	32%	78.1	41%
Total operating income (loss)	$146.5	100%	$192.1	100%
The increase in operating income for the North America segment of $12.8 million was primarily attributable to the acquisitions completed in the second half of 2012 resulting in an additional $36.3 million of operating income in the nine months ended September 27, 2013. Excluding the impact of the acquisitions operating income decreased $23.5 million primarily attributable to decrease demand as noted above as well as $9.1 million of costs related to the financial restatement and other restructuring costs and $3.0 million of costs related to the closure of a North America operating facility.

The decrease in operating income for the Europe and Mediterranean segment of $28.0 million was primarily attributable to increased costs at the Company's German submarine power cable manufacturing facility, decreased volume at the Company's French manufacturing facility as noted above, an unfavorable pricing environment for medium voltage products in France as well as the continued weak economic conditions in Spain, influencing demand and the pricing environment across a broad spectrum of products in the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012.

The decrease in operating income for the ROW segment of $30.4 million was primarily attributable to the recognition of a non-cash impairment charge related to the Mexico long-lived assets of $14.0 million in the nine months ended September 27, 2013 as well as decreased demand in Brazil in the nine months ended September 27, 2013 as compared to the nine months ended September 28, 2012 as noted above.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the nine months ended September 27, 2013 and September 28, 2012, the Company recorded other expense of $58.8 million and other income of $2.6 million, respectively. For the nine months ended September 27, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $17.5 million related to loses on derivative instruments that were not designated as cash flow hedges and other expense of $1.4 million related to foreign currency transaction losses which include $16.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013. For the nine months ended September 28, 2012, other income was primarily the result of $6.8 million related to gains on derivative instruments which were not designated as cash flow hedges and ineffectiveness and other expense of $4.2 million related to foreign currency transactions.
Interest Expense
Net interest expense increased to $86.0 million for the nine months ended September 27, 2013 from $70.3 million for the nine months ended September 28, 2012 primarily attributable to the incremental interest related to the $600.0 million 5.75% Senior Notes issued on September 25, 2012 net of the $200.0 million of 7.125% Senior Notes due 2017 which were repaid on October 12, 2012.
Tax Provision
The Company’s effective tax rate for the nine months ended 2013 and 2012 was 1,758.8% and 80.2% respectively. The extremely high effective tax rate for the first nine months of 2013 reflects the combined impact of the small $1.7 million pre-tax income, no tax benefits being available for the Venezuelan devaluation loss, the greater mix of earnings in higher tax jurisdictions, and the impact of the full year forecasted tax losses in certain countries with deferred tax asset valuation allowances, including Germany, Spain, India, and Mexico. The effective tax rate for the first nine months of 2012 reflects the adverse impact of $15.0 million of tax expense recorded to establish a full valuation allowance against Spanish and Portuguese deferred tax assets.

Preferred Stock Dividends
The Company accrued and paid $0.3 million in dividends on its preferred stock for the nine months ended September 27, 2013 and September 28, 2012.
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

General Cable Corporation is a holding company with no operations of its own. All of the Company's operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company's cash flow comes from the cash flows of its global operations. The Company's ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company's ability to repatriate such earnings tax efficiently. As of September 27, 2013, approximately 77% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries compared with 76% as of December 31, 2012. If these funds are needed for the Company's operations in the U.S., the Company may be required to accrue and pay U.S. taxes and foreign withholding taxes to repatriate these funds. However, the Company's intent is to indefinitely reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short-term liquidity needs of our U.S. operations.

Approximately 28% and 23% of the consolidated cash and cash equivalents balance as of September 27, 2013 and December 31, 2012, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $53.9 million and $40.0 million during the nine months ended September 27, 2013 and September 28, 2012, respectively. Venezuela has foreign exchange and price controls which have historically limited the Company's ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.
Summary of Cash Flows
Operating cash outflow of $23.1 million for the nine months ended September 27, 2013 reflects a net working capital use of $190.3 million as compared to $127.4 million in the nine months ended September 28, 2012. The net working capital use is primarily due to an increase in receivables and inventory of $91.0 million and $64.0 million, respectively, and a decrease in accounts payable, accrued and other liabilities of $27.1 million. The increase in inventory is due to managements' strategic operating decision to build inventory to decrease lead times and improve customer service at certain ROW units. The decrease in accounts payable, accrued and other liabilities is due to an effort to reduce cash balances in certain ROW units by reducing extended supplier terms. Overall, the use of working capital was partially offset by the generation of cash inflows of $167.2 million related to net income adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange gains (losses), deferred income taxes, excess tax benefits from stock-based compensation, convertible debt instruments noncash interest charges and losses on disposal of property.

Cash flow used by investing activities was $71.7 million in the nine fiscal months ended September 27, 2013, primarily reflecting $65.4 million of capital expenditures. The Company anticipates capital spending to be approximately $80 million to $100 million in 2013.

Financing activities generated $27.3 million of cash inflows in the nine fiscal months ended September 27, 2013. The increase in cash flow of financing activities is due to an increase in debt in the Company's ROW and Europe and Mediterranean segments to fund working capital needs partially offset by the payment of a quarterly cash dividend that totaled $0.18 per share of outstanding common stock or approximately $17.8 million to all common shareholders of record in the nine months ended September 27, 2013 as well as stock repurchases of $19.5 million in the nine months ended September 27, 2013. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.

Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,528.6 million as of September 27, 2013 and the Company maintained approximately $1,015.7 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments, and interest as well as discretionary investments in internal product development, acquisitions, Series A preferred stock dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows.

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

Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, 0.875% Senior Convertible Notes, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian borrowings, a first priority security interest in substantially all of the Company's domestic and Canadian assets.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of the Company's European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default remains unremedied for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change. The following events occurred as a result of restatement of our financial statements and untimely filings of the Company's Form 10-Q for the quarters ended June 28 , 2013 and September 27, 2013:

•
The Company’s 0.875% Convertible Notes issued in November 2006 in the amount of $355 million matured on November 15, 2013.  The Company fully satisfied and extinguished these notes by timely tendering the notional amount to the trustee under the applicable note indenture.  The Company used cash on hand and borrowings under its Asset-Based Revolving Credit Facility to fund the retirement of the notes.

•
By letter dated August 30, 2013, U.S. Bank National Association (“Trustee”), as the trustee under the note indenture dated as of December 18, 2009, by and among the Trustee and the Company (the “Indenture”), notified the Company that the Company’s failure to comply with the reporting covenants of the Indenture could constitute an event of default under the terms of the Indenture governing the Company’s Subordinated Convertible Notes due 2029 if not remedied within 60 days of August 30, 2013.   The Company did not comply with the reporting covenant within such 60 day period.  By notice to the Trustee, the Company, pursuant to the terms of the Indenture, elected to pay the note holders, as the sole and exclusive remedy for the Company’s failure to comply with the reporting covenants, additional interest at an annual rate of 0.50% of the principal amount of the Subordinated Convertible Notes due 2029 until the Company complies with the reporting covenant (but for no longer than 365 days from October 29, 2013).

•
On November 4, 2013, the Company commenced a consent solicitation to amend the indentures (the “Proposed Amendment”) and to provide related waivers  with respect to its Senior Floating Rate Notes due 2015 and 5.750% Senior Notes due 2022 (the “Notes”).  The Proposed Amendment and related waivers would amend the indentures governing the Notes to make certain changes to the reporting covenants and to waive defaults that have occurred prior to the effective date of the amendments.  The Solicitation expired on November 8, 2013 (the “Expiration Date”).  As of the Expiration Date, the Company had received the requisite number of Consents required to approve the proposed Amendments and waivers and, accordingly, the Company, its U.S. subsidiaries that serve as guarantors, and U.S. Bank National Association, as trustee, executed supplemental indentures implementing the Proposed Amendment with respect to the Notes.  Under the terms of the amended indentures, the filing with the Securities and Exchange Commission of the Company’s quarterly reports on form 10-Q for the quarters ended June 28, 2013 and September 27, 2013 on or prior to March 17, 2014 would satisfy the Company’s obligations under the reporting covenants of the indentures; provided that if the Company does not comply with the reporting covenants on or before March 17, 2014, then such noncompliance will constitute an event of default as defined in the indentures.  In connection with the consent solicitation, the Company agreed to pay additional interest at the rate of 0.50% per annum to the Note holders beginning on November 1, 2013, and continuing until the earlier of (a) the date on which the Company complies with the reporting covenants and (b) March 17, 2014.  In addition, Note holders who returned valid unrevoked consents prior to the Expiration Date are also eligible to receive a lump-sum consent fee equal to 0.25% in the event that the Company has not complied with the reporting covenants on or before January 31, 2014.

•
On October 23, 2013, the Company amended its Revolving Credit Facility to extend and amend the lenders’ temporary waiver related to any default or events of default arising under the Revolving Credit Facility due to the failure of the Company to comply with certain reporting covenants contained in the indentures governing the Company’s outstanding unsecured notes.  Under the amendment, the lenders temporarily waived any default or event of default arising under the Revolving Credit Facility due to the failure of the Company to timely file its Quarterly Report on Form 10-Q for the periods ended June 28, 2013 and September 27, 2013 within the time periods prescribed by the Company’s outstanding note indentures.  The temporary waiver automatically expires on the earliest of (i) March 16, 2014, (ii) the commencement of any enforcement action, including any acceleration of the notes, under any indenture of the Company, and (iii) the occurrence of any other default or event of default under any indenture of the Company.

•
Under the terms of the 5.75% Senior Notes due 2022 (the “Notes”), the Company was required to file a registration statement for the 5.75% Senior Notes on or before the 1-year anniversary of the initial issuance of the 5.75% Senior Notes on September 25, 2012.  Because the Company has not filed the registration statement for the 5.75% Senior Notes within the required time, the terms of the 5.75% Senior Notes require the Company to pay additional interest under the Notes equal to 0.25% per year beginning on September 26, 2013 for the first 90 days of delay, and an additional 0.25% per year for each subsequent 90-day period until the registration statement is filed.

As of September 27, 2013 and December 31, 2012, the Company was in compliance with all other material debt covenants.

The Company’s defined benefit plans at December 31, 2012 were underfunded by $163.7 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended September 27, 2013 was $15.6 million and cash contributions were approximately $7.2 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At September 27, 2013, maturities of long-term debt during the twelve month periods beginning September 27, 2013 through September 28, 2018 and thereafter are $585.3 million, $149.5 million, $2.1 million, $1.0 million and $11.8 million, respectively, and $778.9 million thereafter.
Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 27, 2013, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 27, 2013 through June 30, 2018 and thereafter are $42.3 million, $37.0 million, $32.7 million, $26.8 million and $19.0 million, respectively, and $12.9 million thereafter.

As of September 27, 2013, the Company had $140.8 million in letters of credit, $301.3 million in various performance bonds and $303.2 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-

term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $0.6 million and $1.1 million for the three months ended September 27, 2013 and September 28, 2012, respectively. The Company's expenditures for environmental compliance and remediation amounted to approximately $2.1 million and $2.8 million for the nine months ended September 27, 2013 and September 28, 2012, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $2.2 million at September 27, 2013, and at December 31, 2012, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2012 Amended Annual Report on Form 10-K/A. In the nine months ended September 27, 2013, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill and intangible valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
In the nine months ended September 27, 2013, there have been no recent accounting pronouncements that are expected to have a significant effect on the Condensed Consolidated Financial Statements.
Venezuelan Operations
On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $40.9 million in the nine months ended September 27, 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. In the three and nine months ended September 27, 2013 the Company recorded $4.3 million and $16.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013.

At September 27, 2013 and December 31, 2012, the Company’s total assets in Venezuela were $335.4 million and $348.2 million and total liabilities were $87.5 million and $108.2 million, respectively. At September 27, 2013 and December 31, 2012, total assets included BsF denominated monetary assets of $208.7 million and $202.2 million, which consisted primarily of $150.6 million and $142.1 million of cash, and $51.7 million and $56.9 million of accounts receivable, respectively. At September 27, 2013 and December 31, 2012, total liabilities included BsF denominated monetary liabilities of $72.4 million and $73.2 million, which consisted primarily of accounts payable and other current and non-current accruals, respectively. All monetary assets and liabilities were remeasured at 6.30 BsF per U.S. dollar at September 27, 2013 and at 4.30 BsF per U.S. dollar at December 31, 2012, the rate the Company expects to remit dividends.

The Company's sales in Venezuela were 4% and 5% of consolidated net sales for the three fiscal months ended September 27, 2013 and September 28, 2012, respectively. Operating income in Venezuela was 45% of consolidated operating income for the three fiscal months ended September 27, 2013 and 32% for the three fiscal months of September 28, 2012. The Company's sales in Venezuela were 4% of consolidated net sales for the nine fiscal months ended September 27, 2013 and September 28, 2012. Operating income in Venezuela was 30% and 22% of consolidated operating income for the nine fiscal months ended September 27, 2013 and September 28, 2012, respectively.

For the the three fiscal months ended September 27, 2013, 100% of Venezuela's sales were BsF denominated. For the three fiscal months ended September 27, 2013 Venezuela's cost of sales were approximately 44% BsF denominated and approximately 56% U.S. dollar denominated. For the three fiscal months ended September 28, 2012, Venezuela's sales and cost of sales were approximately 99% and 36% BsF denominated and approximately 1% and 64% U.S. dollar denominated, respectively. For the the nine fiscal months ended September 27, 2013, 99% of Venezuela's sales were BsF denominated and approximately 1% U.S. dollar denominated. For the nine fiscal months ended September 27, 2013 Venezuela''s cost of sales were approximately 41% BsF denominated and approximately 59% U.S. dollar denominated. For the nine fiscal months ended September 28, 2012, Venezuela's sales and cost of sales were approximately 99% and 36% BsF denominated and approximately 1% and 64% U.S. dollar denominated, respectively.

During the three and nine fiscal months ended September 27, 2013, the Company settled $13.0 million and $55.9 million U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and nine fiscal months ended September 28, 2012 the Company settled $9 million and $40 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the nine fiscal months ended September 27, 2013, settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable.

Settlements were made at the rate of of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable in the three and nine months ended September 27, 2013 because the authorization for copper imports was submitted prior to the devaluation on February 13, 2013. At September 27, 2013, $15.2 million of requests for U.S. dollars to settle U.S. dollar denominated liabilities remained pending, which the Company expects will be settled at the 6.30 BsF per U.S. dollar rate. During the nine fiscal months ended September 28, 2012, settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. Approximately $1.1 million of the requested settlements have been pending less than 90 days and $14.1 million have been pending over 90 days. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt and operational requirements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General Cable is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of September 27, 2013 there were no contracts held by the Company that required collateral to secure the Company's derivative positions and at December 31, 2012 there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

The notional amounts and fair values of these designated cash flow financial instruments at September 27, 2013 and December 31, 2012 are shown below (in millions).

	September 27, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$—	$—	$15.3	$(0.2)
Commodity futures	—	—	22.8	(0.9)
Foreign currency forward exchanges	—	—	60.7	(0.2)
		$—		$(1.3)
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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, September 27, 2013 (the "Evaluation Date"). Based on that evaluation, and as a result of management's identification of the material weaknesses described below, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective as of the Evaluation Date.

A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
As disclosed in more detail in the Company's Amendment No. 1 on Form 10-K/A, amending its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Amended Annual Report on Form 10-K/A”), management identified the following control deficiencies in the processes and procedures related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory, including the related VAT assets, and revenue recognition in connection with bill and hold transactions, in each case in Brazil, within the Company's Rest of World ("ROW") segment and (ii) ROW segment management oversight, including management override affecting financial reporting and the setting of an improper “tone at the top,” which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process; these deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory, the detection of the overstatement of VAT assets due to the theft and accounting errors, and the detection of failure to meet requirements under relevant accounting pronouncements related to revenue recognition in connection with bill and hold transactions , collectively constituted a material weakness in inventory controls in Brazil and material weaknesses in the controls related to ROW executive management. Notwithstanding the material weaknesses, each of the Company’s CEO and CFO has concluded, based on his knowledge, that the condensed consolidated financial statements included in this amendment on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report, in conformity with accounting principles generally accepted in the United States.
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

For additional information regarding the restatement and the material weaknesses identified by management, see Note 23 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, and Item 9A, “Controls and Procedures,” in the Company's 2012 Amended Annual Report on Form 10-K/A.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the period ended September 27, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Although we have implemented or enhanced controls to address the remediation of such material weaknesses, the Company's testing of these remediation actions is in process and therefore, the Company is not yet in a position to conclude on whether such material weaknesses are remediated as of the date of the filing of this report. Actions and changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2012 are described in detail in Item 9A, “Controls and Procedures” in the 2012 Amended Annual Report on Form 10-K/A.   These changes continued to be refined and changes during this quarter are therefore not considered on their own to have materially affected the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended September 27, 2013

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
March 30, 2013 through April 26, 2013	—	$—	—	$125,000,000
April 27, 2013 through May 24, 2013	—	$—	—	$125,000,000
May 25, 2013 through June 28, 2013	579,038	$32.76	579,038	$106,032,174
June 29, 2013 through July 26, 2013	18,493	$29.99	18,493	$105,477,489
Includes the deemed surrender of 970 shares and 28,520 of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $30.87 and $32.80. Also includes, 597,531 shares of common stock that were purchased as part of publicly announced plans or programs during the nine months ended September 27, 2013.  On May 20, 2013, the Company's Board of Directors authorized the extension of the Company's existing $125 million, one-year share repurchase program originally adopted on October 29, 2012, through the end of 2013.  As of September 27, 2013, our remaining share repurchase authorization was $105,477,489 million.

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

4.1
Fifth Supplemental Indenture, dated as of September 6, 2013, among the Company, the Additional Guarantors, the other Guarantors (as defined therein) and the Trustee governing the 0.875% Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013)

4.2
Fifth Supplemental Indenture, dated as of September 6, 2013, among the Company, the Additional Guarantors, the other Guarantors (as defined therein) and the Trustee governing the Senior Floating Rate Notes due 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013)

4.3
First Supplemental Indenture, dated as of September 6, 2013, among the Company, the Additional Guarantors, the other Guarantors (as defined therein) and the Trustee governing the 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013)

10.1+
Form of Performance-Based Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013)

*10.2(†)
Amended and Restated Credit Agreement, dated as of September 6, 2013, by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent

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
+ Management contract or compensatory plan.

† Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

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

4.1
Fifth Supplemental Indenture, dated as of September 6, 2013, among the Company, the Additional Guarantors, the other Guarantors (as defined therein) and the Trustee governing the 0.875% Senior Convertible Notes due 2013 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013)

4.2
Fifth Supplemental Indenture, dated as of September 6, 2013, among the Company, the Additional Guarantors, the other Guarantors (as defined therein) and the Trustee governing the Senior Floating Rate Notes due 2015 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013)

4.3
First Supplemental Indenture, dated as of September 6, 2013, among the Company, the Additional Guarantors, the other Guarantors (as defined therein) and the Trustee governing the 5.750% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2013)

10.1+
Form of Performance-Based Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013)

*10.2(†)
Amended and Restated Credit Agreement, dated as of September 6, 2013, by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent

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
+ Management contract or compensatory plan.

† Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.