Form 10-K
period 2013-12-31
GENERAL CABLE CORP /DE/
filed 2014-03-03
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,482.9 million at June 28, 2013 (based upon non-affiliate holdings of 48,224,350 shares and a market price of $30.75 per share).
As of February 21, 2014 there were 49,237,830 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	Expanding operations through organic growth and acquisitions;

•	Leveraging our diversity and intellectual property through the sharing of best practices across the global organization; and

•	Maintaining high operational standards through sustainability, safety, and innovation.
By operating under these guiding principles, the Company has been able to build a strong market position in each of the segments in which it competes. The Company's key performance indicators are considered to be volume, as measured in metal pounds sold, operating income, net income, earnings before interest, tax, depreciation and amortization ("EBITDA"), earnings per share, operating cash flows, the cash conversion cycle, returns on capital employed and invested capital and working capital efficiency.
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
For purposes of this report, unless the context otherwise requires, all references herein to the “Company,” “General Cable,” “we,” “us,” and “our” shall refer to General Cable Corporation and its subsidiaries.
Business Segments
The Company's operating structure is the basis for our financial reporting. The Company's three segments include North America, Europe and Mediterranean, and Rest of World ("ROW"). Additional financial information regarding the segments appears in Note 17 - Segment Information.
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries, as well as manufacture and distribution of rod mill wire and cable products primarily in the United States and Canada. The North America segment contributed approximately 43%, 39% and 36% of the Company’s consolidated revenues for 2013, 2012 and 2011, respectively.
This segment has expanded in recent years due to several key acquisitions. On September 4, 2012, the Company completed the acquisition of the North American business of Alcan Cable North America and on November 2, 2012, the Company acquired Prestolite Wire, LLC; these acquisitions have created synergies, expanded the range of product offerings and increased production capacity in North America.
The North America segment consists of 25 manufacturing facilities across the region. Additionally, the North America segment has regional centers of excellence and state-of-the-art laboratories for technical expertise and innovation in material technology and compounding, electrical testing, data cables, and specialty and military cables.

Europe and Mediterranean
The Europe and Mediterranean segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries with operations in Algeria, Angola, Egypt, France, Germany, Norway, Portugal and Spain, and sells into markets throughout Europe, the Mediterranean and Africa. Additionally, the Europe and Mediterranean segment engages in the design, integration, and installation on a turn-key basis of products such as high and extra-high voltage terrestrial and submarine systems around the world. The Europe and Mediterranean segment contributed approximately 25%, 28% and 30% of the Company’s consolidated revenues for 2013, 2012, and 2011, respectively.
The Europe and Mediterranean segment consists of 10 manufacturing facilities across the region. Additionally, the Europe and Mediterranean segment has regional centers of excellence and state-of-the-art laboratories for high and extra-high voltage power cables and systems, submarine power and communications systems, and halogen-free flame retardant technology and compounding.
Rest of World (ROW)
The ROW segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The ROW segment consists of sales, distribution and manufacturing facilities in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific that resulted from the acquisition of Phelps Dodge International Corporation (“PDIC”) in October 2007 and is managed in conjunction with the Company's historical operations and recent investments in Australia, China, India, Mexico, New Zealand, the Pacific Islands, Peru and South Africa. The ROW segment contributed approximately 32%, 33% and 34% of the Company’s consolidated revenues in 2013, 2012 and 2011, respectively.
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
This segment has expanded in recent years due to several key acquisitions. On October 1, 2012, the Company acquired 60% of Procables based in Colombia and on December 3, 2012, the Company completed the acquisition of the China based business of Alcan Cable; these acquisitions have created synergies, increased production capacity and complemented the Company's existing investments in ROW.
The ROW segment consists of 21 manufacturing facilities across the segment. Additionally, the ROW segment has regional centers of excellence and state-of-the-art laboratories for rod fabrication and drawing.
Products
The Company serves its customers through a global network of manufacturing facilities with worldwide sales representation and distribution. The Company's product portfolio includes more than 100,000 products and the Company believes it has one of the most diversified product lines in the industry to meet customers' needs. The various wire and cable product lines are sold and manufactured by all geographic segments. Revenue by product line and geographic region is included in Note 17 - Segment Information. The majority of products sold by the Company's three segments include the following:

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
 - turn-key submarine networks
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
Industry and Market Overview
The Company produces and sells to a variety of end markets including markets for electric utility, electrical infrastructure, communication, construction and rod mill products. The underlying growth drivers in each of these end markets are similar and dependent on healthy GDP rates and construction cycles. Additionally, the global electric utility industry is dependent on a variety of factors including electricity consumption and grid integration, housing and construction, including the urbanization of emerging economies, governmental energy and tax policy, the investment policies of electric utilities, as well as renewable energy initiatives primarily related to wind and solar power. The market for electrical infrastructure cable products has many sub-sectors and niches and is heavily influenced by the level of industrial construction spending, the level of capital equipment investment and transit, marine, and mining activity as well as renewable energy initiatives primarily related to terrestrial and offshore drilling. The market demand for construction products is heavily influenced by the level of residential and non-residential construction spending. The market for communication products is primarily influenced by residential and non-residential construction and fiber-to-the-home initiatives as well as the level of broadband investments. Rod mill product demand is principally driven by fundamental demand stemming from economic growth and development.
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
Raw Materials
The principal raw materials used by the Company in the manufacturing of its wire and cable products are copper and aluminum. The Company's products are material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost for the year ended December 31, 2013. The price of copper and aluminum, as traded, has historically been subject to considerable volatility and, during the past few years, global copper prices have established new average record highs.

Average daily selling price: ($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Copper Cathode
2013	$3.60	$3.25	$3.23	$3.28	$3.34
2012	3.78	3.55	3.53	3.60	3.62
2011	4.39	4.16	4.07	3.41	4.01
Aluminum
2013	1.02	0.95	0.92	0.91	0.95
2012	1.07	0.99	0.98	1.02	1.02
2011	1.20	1.26	1.17	1.03	1.16
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2013, if there were a 1% increase in copper and aluminum costs, then our cost of sales would have increased approximately $31 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
The Company purchases copper and aluminum from various global sources, generally through annual supply agreements. These agreements do not contractually obligate the Company to purchase products exclusively, or to purchase minimum quantities, do not contain 'take or pay' provisions, or require the Company to purchase products for a significant period of time. Copper and aluminum raw material supply is available from many sources and supply is generally expected to remain adequate for the Company's requirements, however, unanticipated problems with the Company's copper or aluminum rod suppliers could negatively affect the Company's business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2013, the Company's largest supplier of copper rod accounted for approximately 95% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 50% of its North American aluminum purchases. The Company's European and Mediterranean operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company's ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage of total purchases.

Other raw materials utilized by the Company include nylon, polyethylene resin and compounds and plasticizers, fluoropolymer compounds, optical fiber and a variety of filling, binding and sheathing materials. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.
Patents and Trademarks
The Company believes that the success of its business depends more on the technical competence, creativity and marketing abilities of its employees rather than on any individual patent, trademark or copyright. Nonetheless, the Company has a policy of seeking patents when appropriate on inventions concerning new products and product improvements. The Company owns numerous patents and trademarks globally, with pending applications for additional patents and trademarks, and maintains trade secret protection for certain confidential and proprietary information.
Although in the aggregate these patents are of considerable importance to the manufacturing and marketing of many of the Company's products, the Company does not consider any single patent to be material to its business as a whole. The Company considers PDIC related trademarks and trade names to be of material value to our business including Phelps Dodge International Corporation® and the PDIC global symbols. Other trademarks, which are considered to be generally important are General Cable®, Anaconda®, BICC®, Carol®, GenSpeed®, Helix/HiTemp®, NextGen®, Silec®, Polyrad®, Prestolite Wire®, STABILOY®, NUAL®, and the Company's triad symbol. The Company believes that products bearing these trademarks have achieved significant brand recognition within the industry.
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
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $13.3 million, $10.7 million and $11.2 million in 2013, 2012 and 2011, respectively.
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
Employees
At December 31, 2013, General Cable employed approximately 15,000 employees worldwide. Approximately 33% of our employees were covered by collective bargaining agreements, of which 28% are subject to agreements that expire within one year of December 31, 2013. The Company believes it will successfully renegotiate these contracts as they come due. Generally, labor agreements are negotiated on an annual or bi-annual basis. The Company believes that its relations with its employees are generally good.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Annual Report on Form 10-K") including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These risks and uncertainties include, but are not limited to, those described in Item 1A - Risk Factors and elsewhere in this report and those described from time to time in our future reports filed with the Securities and Exchange Commission ("the SEC").
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
The information on the website listed above is not and should not be considered part of this 2013 Annual Report on Form 10-K and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.
The most recent certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to our 2013 Annual Report on Form 10-K. We have also filed with the New York Stock Exchange the most recent Annual CEO certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable as of December 31, 2013.

Name	Age	Position
Gregory B. Kenny	61	President and Chief Executive Officer
Brian J. Robinson	45	Executive Vice President and Chief Financial Officer
Robert J. Siverd	65	Executive Vice President, General Counsel and Secretary
Peter A. Campbell	53	Executive Vice President, President and Chief Executive Officer, General Cable Asia Pacific
Gregory J. Lampert	46	Executive Vice President, President and Chief Executive Officer, General Cable Americas
Emmanuel Sabonnadiere	49	Executive Vice President, President and Chief Executive Officer, General Cable Europe and Mediterranean
Mr. Kenny has served as a member of General Cable's Board of Directors since 1997 and as President and Chief Executive Officer since August 2001. He was President and Chief Operating Officer of General Cable from May 1999 to August 2001. From March

1997 to May 1999, he was Executive Vice President and Chief Operating Officer of General Cable. From June 1994 to March 1997, he was Executive Vice President of the subsidiary of General Cable which was General Cable's immediate predecessor. He is also a director of Cardinal Health Incorporated (NYSE: CAH) and Ingredion Incorporated (NYSE: INGR) and a board member of the Cincinnati Branch of the Federal Reserve Bank of Cleveland.
Mr. Robinson has served as Executive Vice President and Chief Financial Officer since January 1, 2008 and also served as Treasurer until May 2013. Prior to his current position, he served as Senior Vice President, Chief Financial Officer and Treasurer from January 2007 to December 2007, Senior Vice President, Controller and Treasurer from March 2006 to December 2006, Controller from 2000 to February 2006 and Assistant Controller from 1999 to 2000. From 1997 until 1999, Mr. Robinson served as an Audit Manager focused on accounting services for global companies for Deloitte & Touche LLP, and from 1991 to 1997, he served in roles of increasing responsibility with the Deloitte & Touche LLP office in Cincinnati, Ohio.
Mr. Siverd has served as Executive Vice President, General Counsel and Secretary of General Cable since March 1997. From July 1994 until March 1997, he was Executive Vice President, General Counsel and Secretary of the predecessor company.
Mr. Campbell has served as Executive Vice President, President and Chief Executive Officer for General Cable Asia Pacific since December 2012. Upon joining General Cable in 2010 until his promotion, Mr. Campbell was Senior Vice President Asia, which included direct leadership of Thailand and India and interfacing with our partners in the Philippines and China. Prior to joining General Cable, he held global business management, manufacturing and engineering positions of increasing responsibility with Fosroc International Limited from 2005 until 2010 and BP Chemicals Limited from 1983 until 2005.
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
Certain statements in the 2013 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. The risk factors discussed below are all of the material risks and uncertainties that we know to exist. However, additional risks that are currently unknown to us may also impair our business or adversely affect our financial condition or results of operations.

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
The Company typically passes these changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business – Raw Materials, there is no exact future measure of the effect of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. To help reduce this volatility, the Company has implemented pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery.
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

The markets for copper, aluminum and fiber optic wire and cable products are highly competitive and some of our competitors may have greater financial resources than we have. We compete with at least one major competitor with respect to each of our business segments. Many of our products are made to common specifications and, therefore, may be interchangeable with competitors' products. Accordingly, we are subject to competition in many markets on the basis of price, quality, breadth of product line, inventory, delivery time, customer service, the environmental impact of our products, and the ability to meet the customer's needs.
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
During the year ended December 31, 2013, approximately 57% of our sales and approximately 71% of our assets were in markets outside of North America. Our operations outside of North America reported operating cash outflows of approximately $76.8 million during this period. Some of our facilities, in particular, certain locations such as Algeria, Angola, Egypt, India, Pakistan, the Philippines, Thailand, and Venezuela, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, natural disasters, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we intend to continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

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
Distributors and retailers account for a material portion of our sales. These distributors and retailers are not contractually obligated to carry our product lines exclusively or for any period of time. Therefore, these distributors and retailers may purchase products that compete with our products or cease purchasing our products at any time. The loss of one or more large distributors or retailers could have a material adverse effect on our ability to bring our products to end users and on our results of operations. Moreover, a downturn in the business of one or more large distributors or retailers could adversely affect our sales and could create significant credit exposure.

•	Changes in our tax rates or exposure to new tax laws could impact our profitability.
We are subject to income tax in the United States and in various other global jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. Our effective tax rate could also be adversely affected by changes in tax laws. For example, certain versions of recent U.S. tax reform proposals could, if enacted, significantly impact the taxation of U.S. based multinationals and could have a material impact on our tax expense and cash flows. In addition, we are subject to audits in various jurisdictions. Although we believe that our tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates and as a result of these estimates there could be material adjustments. As a result of ongoing or possible future tax audits, we may be required to pay additional taxes and/or penalties as a result of such tax audits, which could have a potential negative impact on our future financial results, cash flows and financial position.

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
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. The wire and cable industry growth has been partially driven by energy related legislation, including alternative and renewable energy sources, investment incentives for utilities and government infrastructure spending. Although we believe legislative efforts overall had a positive impact on our business and financial results, we cannot be certain that this impact will continue. Further, we cannot predict the impact, either positive or negative, that changes in laws or industry standards may have on our future financial results, cash flows or financial position.

•	Failure to properly execute large customer projects may negatively impact our ability to obtain similar contracts in the future and may result in material financial penalties.
In recent years, primarily in Europe, we have been awarded several large turn-key projects for specific customers. These projects involve numerous challenges associated with large long-term contracts and the contracts related to these projects generally include material financial penalties for non-performance on our part. We actively seek to increase our market share through successful execution of contracts for medium-voltage infield array projects and high-voltage export projects as well as underground terrestrial high-voltage projects. In addition, the terrestrial and submarine transmission cable markets in Europe, which are being driven by large investments in grid interconnections and alternative energy such as offshore wind power, represent an attractive long-term opportunity for us. The successful execution of large turn-key projects is important to our long-term success in this market.

•	Interruptions of supplies from key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including that from catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase or maintain production and sales. All copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 95% of our North American purchases in 2013 while our largest supplier of aluminum rod accounted for approximately 50% of our North American purchases in 2013. Our European operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased while operations in ROW internally produce the majority of copper and aluminum rod for production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of material or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	We source and sell products globally and are exposed to fluctuations in foreign currency exchange rates.
We manufacture and sell products and finance operations throughout the world and are exposed to the impact of foreign currency fluctuations on our results of operations. Also, our consolidated financial results are presented in U.S. dollars; therefore, a change in the value of currencies may adversely impact our financial statements after currency remeasurements and translation to U.S. dollars. In addition, devaluations of currencies, such as the devaluation of the Venezuelan Bolivar, could negatively affect the value of our earnings from, and the assets located, in those markets.

On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar will be applied to priority sectors, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions.  While the Company continues to evaluate the impact of these actions by the Venezuelan government, depending on the exchange rate the Company is required to apply to its financial statements, it may incur a charge to earnings in the first quarter of 2014. If the Company is required to apply an exchange rate of 11.3 BsF per U.S. dollar (the rate per the SICAD auction system at January 24, 2014) to its financial statements, it could result in a pre-tax charge of approximately $75 million to $85 million after-tax.

•
Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the Foreign Corrupt Practices Act ("FCPA") and other applicable anti-corruption laws, may increase the cost of doing business in international jurisdictions.

Various laws and regulations associated with our current international operations are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. These laws and regulations include import and export requirements, U.S. laws such as the FCPA, and local laws prohibiting payments to governmental officials and other corrupt practices. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our wire and cable products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, if we fail to address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing our strategy, which could impede our growth or harm our operating results.
We are in the process of reviewing certain commission payments made by our subsidiary in Angola.  The review is being conducted under the oversight of the Audit Committee of the Board of Directors and with the assistance of external counsel. Due to the ongoing nature of the review,  we have not yet been able to determine whether such commission payments were inconsistent with applicable U.S. or international laws and regulations.  Based on the information gathered to date, we cannot predict the duration or the outcome of this review. If there is a finding that one or more payments were inconsistent with applicable laws or regulations, we may be subject to monetary or other sanctions, which could be material.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2013, approximately 33% of our employees were represented by various labor unions of which 28% expire within the next twelve months.
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

•	Failure or disruptions of our information systems could interfere with our business and operations.
We rely on our information systems and those of third parties for processing customer orders, shipment of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption, whether from hackers or other sources, in our information systems or those of the third parties upon whom we rely could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.
Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or financial information, due to any number of causes, including catastrophic events, power outages and security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations, reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition.

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

As of December 31, 2013, property, plant and equipment, goodwill and other intangible assets account for approximately $1,459.5 million, or 32% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets. Future impairment charges could significantly affect our results of operations in the period recognized.

•
Declining returns in the investment portfolio of our defined benefit pension plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2013, 2012 and 2011, the defined benefit pension plans were underfunded by approximately $118.3 million, $163.7 million and $114.7 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2013, pension expense was $20.6 million, an increase of approximately $0.5 million from 2012, and cash contributions were $11.2 million, an increase of approximately $2.7 million from 2012. We estimate our 2014 pension expense for our defined benefit plans will decrease to approximately $14.9 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions. Refer to Note 12 - Employee Benefit Plans of this document for details.

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
If we or our subsidiaries were found to have violated antitrust or competition regulations at any time, we or our subsidiaries could be subject to fines and claims for damages, which could be material and materially impact our consolidated financial results.

•	If we fail to attract and retain our key employees, our business may be harmed.
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse affect on us. The loss of any member of our senior management team or our key employees could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, could lead to increase in recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business. In addition, the loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

•	Our indebtedness and our ability to pay could adversely affect our business and financial condition.
We have a significant amount of debt and may incur additional debt in the future. If new debt is added to our current debt levels, the risks described herein would increase. Refer to Note 9 - Long-Term Debt of this document for details on the various debt agreements.
The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory and other competitive conditions. In addition, our ability to generate cash flow from operations sufficient to make scheduled payments on our debts as they become due will depend on our future performance, our ability to successfully execute our business strategy and our ability to obtain other financing, which may be influenced by economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our material indebtedness may affect our ability to pay principal and interest on outstanding indebtedness, increase our vulnerability to adverse economic and industry conditions, limit future capital expenditures and research and development, limit our ability to fund working capital needs and general corporate requirements, decrease our flexibility to react to changes in our business and industry, and place us at a competitive disadvantage to our competitors with less debt.
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
Indebtedness under our senior secured credit facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of our domestic assets and, (b) for Canadian and European borrowings under the facility, a first priority security interest in substantially all of our domestic and Canadian assets and certain assets of our Spanish, French and German subsidiaries party to the facility.   In addition, the lenders under our senior secured credit facility have received a pledge of (i) 100% of the equity interests in substantially all of our domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of our foreign subsidiaries, including our Canadian subsidiaries and our Spanish, French and German subsidiaries party to the facility. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the facility, then the lenders under the facility would be entitled to foreclose on the assets pledged as collateral to secure the facility and liquidate such assets. Under those circumstances, we may not have sufficient funds to pay our obligations, which could adversely affect our financial position.

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
Nationally recognized rating agencies currently rate our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of our existing Subordinated Convertible Notes, Senior Floating Rate Notes or our 5.75% Senior Notes. Furthermore, these events may negatively affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations to support business growth and to maintain or improve the current financial strength of our business and operations.

•
The trading price of our common stock may be adversely affected by many factors, not all of which are within our control, as well as by future issuances of our common stock or additional series of preferred stock.

The trading price of our common stock has been and may in the future be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including quarterly variations in our operating results or our competitors' operating results, announcements of new products or services by us or our competitors, adverse or unfavorable publicity about us or our services, or our competitors, timing and announcement of acquisitions by us or our competitors, technological innovations by us or our competitors, changes in our or our competitors' earnings estimates, financial strength or credit ratings of us or our competitors, changes in estimates or recommendations by security analysts for our stock or our competitors' stock, commencement of material litigation or unfavorable verdicts against us, and additions or departures of key personnel.
In addition, our trading price may be adversely affected by future issuances of our common stock. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2013, there were approximately 49.6 million shares of common stock outstanding (net of treasury shares), approximately 1.9 million shares of common stock are issuable upon the exercise of currently outstanding stock options and approximately 0.7 million shares of common stock are issuable upon the vesting of currently outstanding restricted stock units. In addition, a maximum of approximately 14.3 million shares of our common stock could be issuable upon conversion of our Subordinated Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
Our trading price also may be adversely affected by future issuances of series of preferred stock. Our Board of Directors is authorized to issue series of preferred stock without any action on the part of our stockholders. Our Board of Directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, conversion rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the market price of our common stock could be adversely affected.

•
If we fail to comply with the reporting obligations of the Exchange Act or if we fail to maintain adequate internal control over financial reporting, our business and the trading price of our common stock could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the requirement that we file annual reports and quarterly reports with the SEC. Our failure to file required information in a timely manner could subject us to penalties under federal securities laws, expose us to additional lawsuits, create a default under our existing debt instruments and facilities, and restrict our ability to access financing. In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”). However, our management has identified control deficiencies that constitute material weaknesses. These material weaknesses resulted in material errors that caused us to issue, in March 2013, restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and interim periods ended on March 30, 2012 and June 29, 2012, and, to issue, in January 2014, restated consolidated financial statements as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and 2012 and the interim period ended on March 29, 2013. In addition, two civil complaints have been filed in the United States District Court for the Southern District of New York by named plaintiffs on behalf of purported classes of all persons who purchased or otherwise acquired the Company’s publicly traded securities, in one case which was filed on October 21, 2013 between May 3, 2011 and October 14, 2013, inclusive, and in the other case, which was filed on December 4, 2013, between May 2, 2011 and November 4, 2013, inclusive, against the Company, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. The complaints, which have been transferred to the United States District court for the Eastern District of Kentucky, allege claims under the anti-fraud and controlling person liability provisions of the Securities Exchange Act of 1934, alleging generally, among other assertions, that defendants made materially false and misleading statements regarding revenue recognition and other Company financial matters and failed to state material facts, including, among other things, that there was a lack of adequate internal controls, thereby artificially inflating the prices at which our securities traded. The complaints seek damages in undefined amounts, as well as attorney’s fees, experts’ fees and other costs. In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, a former director and against Mr. Robinson and two former ROW officials, one of whom is a former executive officer of the Company. The complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning the Company's financial results and internal controls. The complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorney's fees, experts’ fees and other costs. We believe the purported class action complaints, and the derivative complaint insofar as it relates to our directors and Mr. Robinson, are without merit and intend to vigorously contest the actions.
In response to the material weaknesses identified by the Company, the Company instituted a number of actions and designed and commenced implementation of changes in its internal control over financial reporting. Based on the actions, the Company’s management has concluded that the material weakness related to inventory control deficiencies in Brazil and control deficiencies related to ROW executive management have been remediated as of December 31, 2013. We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies, which could result in significant costs to us and require us to divert substantial resources, including management time, from other activities. If we identify material weaknesses and maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, the commencement of additional litigation, or the commencement of regulatory action against the Company, which may include court actions or administrative proceedings, any of which could materially adversely affect our business, the market value of our common stock and our access to capital markets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
The Company’s principal manufacturing facilities are listed below by country. The Company owns the building at its global headquarters located in Highland Heights, Kentucky and leases various distribution centers and sales and administrative offices around the world. Many of the domestic and international facilities produce products for multiple markets including electric infrastructure, electric utility, communications, construction and rod mill products. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

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
The Company's subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2013, General Cable was a defendant in approximately 29,133 cases brought in Federal District Courts throughout the United States. In calendar years 2013, 2012 and 2011, 133, 113, and 115 asbestos cases, respectively, were brought against the Company. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of December 31, 2013, 21,933 asbestos cases have been dismissed. In calendar years 2013, 2012 and 2011, 65 cases, 66 cases and 61 cases, respectively, were dismissed. With regards to the approximately 29,133 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2013, Plaintiffs have asserted monetary damages in 361 cases. In 219 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $358 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 141 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $438 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 361 cases, there are claims of $319 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2013 and 2012, General Cable had accrued, on a gross basis, approximately $5.2 million and had recorded approximately $0.5 million of insurance recoveries for these lawsuits, at each year end. The net amount of $4.7 million as of December 31, 2013 and 2012, at each year end, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.
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

Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of December 31, 2013, aggregate settlement costs were $8.7 million. In calendar years 2013, 2012 and 2011, the settlement costs totaled $0.3 million, $0.6 million and $0.9 million, respectively. As of December 31, 2013, aggregate costs of administering and litigating the asbestos claims were $24.4 million. In calendar years 2013, 2012 and 2011, the costs of administering and litigating asbestos claims totaled $1.7 million, $1.7 million and $2.2 million, respectively.
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
Two civil complaints have been filed in the United States District Court for the Southern District of New York by named plaintiffs on behalf of purported classes of all persons who purchased or otherwise acquired the Company’s publicly traded securities, in one case which was filed on October 21, 2013 between May 3, 2011 and October 14, 2013, inclusive, and in the other case, which was filed on December 4, 2013, between May 2, 2011 and November 4, 2013, inclusive, against the Company, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. The complaints, which were transferred to the United States District Court of the Eastern District of Kentucky, allege claims under the anti-fraud and controlling person liability provisions of the Securities Exchange Act of 1934, alleging generally, among other assertions, that defendants made materially false and misleading statements regarding revenue recognition and other Company financial matters and failed to state material facts, including, among other things, that there was a lack of adequate internal controls, thereby artificially inflating the prices at which our securities traded. The complaints seek damages in undefined amounts, as well as attorney’s fees, experts’ fees and other costs. In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, a former director and against Mr. Robinson and two former ROW officials, one of whom is a former executive officer of the Company. The complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning the Company's financial results and internal controls. The complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorney's fees, experts’ fees and other costs. We believe the purported class action complaints, and the derivative complaint insofar as it relates to our directors and Mr. Robinson, are without merit and intend to vigorously contest the actions.
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
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 21, 2014, there were approximately 1,461 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2013		2012
	High	Low	High	Low
First Quarter	$36.73	$30.74	$34.54	$26.24
Second Quarter	37.14	29.20	33.17	23.92
Third Quarter	33.85	29.66	31.98	24.70
Fourth Quarter	34.61	27.27	31.16	26.36
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per share. During the year ended December 31, 2013, the Company paid in total approximately $26.7 million to all common shareholders of record, or $0.54 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of Delaware General Corporation law.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2013 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2013.

Cummulative Return: General Cable
Common Stock, 2013 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
Total Cummulative Return
May-97
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
General Cable
Peer Group
S&P 500

	May 1997	Dec 1997	Dec 1998	Dec 1999	Dec 2000	Dec 2001	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189	230	228
2013 Peer Group	100	138	93	108	121	92	57	95	115	130	288	343	187	222	239	178	236	254
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152	172	223

(1)
Assumes the value of the investment in General Cable common stock and each index was $100 on May 16, 1997, also assumes dividend reinvestment. The 2013 Peer Group consists of Belden Inc. (NYSE: BDC), Prysmian (Italy Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the 2013, 2012 and 2011 Peer Group are weighted by capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program, the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the year ended December 31, 2013. Under the prior stock repurchase program the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the year ended December 31, 2012. The purpose of the share repurchase program is to take advantage of the investment opportunity given prevailing market prices at the time of purchase as well as our evaluation of other capital investment alternatives.

The following table summarizes purchases of equity securities by the issuer during the year ended December 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
March 30, 2013 through April 26, 2013	—	$—	—	$125,000,000
April 27, 2013 through May 24, 2013	—	$—	—	$125,000,000
May 25, 2013 through June 28, 2013	579,038	$32.76	579,038	$106,030,715
June 29, 2013 through July 26, 2013	18,493	$29.99	18,493	$105,476,110
July 27, 2013 through August 23, 2013	—	$—	—	$105,476,110
August 24, 2013 through September 27, 2013	—	$—	—	$105,476,110
September 28, 2013 through October 25, 2013	—	$—	—	$105,476,110
October 26, 2013 through November 22, 2013	—	$—	—	$105,476,110
November 23, 2013 through December 31, 2013	—	$—	—	$105,476,110
The employees of the Company do have the right to surrender to the Company shares in payment of minimum tax obligations upon the vesting of grants of common stock under the Company’s equity compensation plans. For the year ended December 31, 2013, 2012, and 2011, 31,576, 23,615 and 12,600 total shares were surrendered to the Company by employees in payment of minimum tax obligations upon the vesting of nonvested stock under the Company’s equity compensation plans, and the average price paid per share was $32.44, $29.44 and $39.62 respectively. As of December 31, 2013, our remaining share repurchase authorization was $105.5 million.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the years ended December 31, 2013, 2012, and 2011 and as of December 31, 2013 and 2012,was derived from audited consolidated financial statements included in this filing and for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 was derived from previously audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2013, 2012 and 2011 activity.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except metal price and share data)
Net sales	$6,421.2	$6,059.5	$5,808.2	$4,856.0	$4,378.6
Gross profit	703.7	624.9	594.3	539.9	504.0
Operating income	211.7	199.4	214.6	207.8	163.5
Other income (expense)	(66.7)	(2.9)	(31.7)	(28.1)	7.0
Interest expense, net	(118.0)	(100.3)	(91.5)	(71.6)	(83.0)
Loss on extinguishment of debt	—	(9.3)	—	—	(7.6)
Income before income taxes	27.0	86.9	91.4	108.1	79.9
Income tax provision	(38.8)	(78.6)	(38.6)	(45.9)	(35.7)
Equity in net earnings of affiliated companies	1.7	1.7	2.9	1.4	0.9
Net income (loss) including noncontrolling interest	(10.1)	10.0	55.7	63.6	45.1
Less: preferred stock dividends	0.3	0.3	0.3	0.3	0.3
Less: net income (loss) attributable to noncontrolling interest	7.7	5.7	0.9	7.1	7.7
Net income (loss) attributable to Company common shareholders	$(18.1)	$4.0	$54.5	$56.2	$37.1
Earnings (losses) per common share-basic	$(0.37)	$0.08	$1.05	$1.08	$0.71
Earnings (losses) per common share-assuming dilution	$(0.37)	$0.08	$1.02	$1.06	$0.71
Weighted average common shares outstanding-basic	49.4	49.7	51.9	52.1	52.0
Weighted average common shares outstanding-assuming dilution	49.4	51.1	53.7	53.1	52.8

Other Data:
Depreciation and amortization	$133.5	$117.4	$115.0	$105.8	$111.3
Capital expenditures	89.1	108.6	121.5	$115.3	$143.6
Average daily COMEX price per pound of copper cathode	$3.34	$3.62	$4.01	$3.43	$2.35
Average daily price per pound of aluminum rod	$0.95	$1.02	$1.16	$1.05	$0.80

	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Balance Sheet Data:
Working capital (1)	$1,450.7	$1,240.2	$1,297.7	$1,341.1	$1,346.3
Total assets	4,578.9	4,932.6	4,375.9	4,301.7	3,993.3
Total debt	1,386.9	1,450.1	1,048.9	985.5	922.3
Dividends to common shareholders	26.7	—	—	—	—
Total equity	1,379.8	1,448.2	1,437.9	1,552.4	1,472.9

(1)	Working capital means current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and ROW. As of December 31, 2013, the Company manufactures its product lines in 56 manufacturing facilities and sells its products worldwide through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to the Company's guiding principles discussed in Item 1 - Business.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stabilizing demand with pockets of relative demand strength. However, global demand remains below historical levels in many markets. The following are significant trends and events that occurred in 2013:
The Company continued and expects to continue to see volatile commodity pricing, primarily copper and aluminum, as well as in other cost inputs. The Company typically passes these changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metal prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business – Raw Materials, there is no exact measure of the effect of the change of raw material cost inputs due to the high volume of transactions in any given period, each of which involves a number of factors in the individual pricing decisions. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase through the end of 2014. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program, the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the year ended December 31, 2013. Under the prior stock repurchase program, the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the year ended December 31, 2012. The purpose of the share repurchase program is to take advantage of the investment opportunity given prevailing market prices at the time of purchase as well as our evaluation of other capital investment alternatives.
On May 20, 2013, the Company's Board of Directors authorized and initiated the payment of a regular quarterly dividend of $0.18 per quarter. During the year ended December 31, 2013, the Company paid in total approximately $26.7 million to all common shareholders of record, or $0.54 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination by our Board of Directors.
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the Facility size to $700 million and then subsequently amended and restated on September 6, 2013, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with financial flexibility; restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
In the second half of 2013, the Company’s executive management decided to no longer import building wire product into the United States manufactured in its Mexico unit ("Mexico"). This change is considered significant to the Mexican operation due to the associated revenue, profit and the influence on the overall results in Mexico from this United States business. This change coupled with pricing pressures in the Mexico market and a history of losses caused the Company to perform an asset impairment analysis of its Mexican business in accordance with ASC 360 “Property, Plant and Equipment”. Based on the results of the analysis, the Company recorded an impairment charge of $14.0 million in the third quarter of 2013.
In 2013, the Company continued to actively identify key trends in the industry to capitalize on expanding markets and new niche markets. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. No material acquisitions were made in the year ended December 31, 2013. In 2012, the Company acquired the North American and Chinese businesses of Alcan Cable, Prestolite Wire, LLC and 60% of Productora de Cables Procables S.A.S. See Note 3 - Acquisitions and Divestitures for further detail. The results of operations of the acquired businesses have been included in the Consolidated Financial Statements since the respective dates of the acquisitions. No material divestitures were made in the years ended December 31, 2013 and December 31, 2012. In February 2014 the Company announced the permanent closure of two electric utility plants in North America with annual savings anticipated to be in the range of $3 to $5 million and one-time charges in the range of $10 to $12 million, half of which are expected to be non-cash.
In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Currency volatility and continued political uncertainty in certain markets;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	Recovery is slowly advancing in Europe and demand continues to be uneven for a broad spectrum of products in Europe;

•	New communications networks are an enabling technology, resulting in access to knowledge; a great equalizer;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Project timing continues to be volatile resulting in a lag in demand in all segments;

•	Countries are seeking greater energy independence for political and economic reasons; and

•	Markets in the U.S. and Canada have remained relatively stable compared to the uneven and challenging operating environments of the emerging economies.
The Company's overall financial results discussed in this section of the annual report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Net sales	$6,421.2	100.0%	$6,059.5	100.0%	$5,808.2	100.0%
Cost of sales	5,717.5	89.0%	5,434.6	89.7%	5,213.9	89.8%
Gross profit	703.7	11.0%	624.9	10.3%	594.3	10.2%
Selling, general and administrative expenses	492.0	7.7%	425.5	7.0%	379.7	6.5%
Operating income	211.7	3.3%	199.4	3.3%	214.6	3.7%
Other income (expense)	(66.7)	(1.0)%	(2.9)	—%	(31.7)	(0.5)%
Interest expense, net, and loss on extinguishment of debt	(118.0)	(1.8)%	(109.6)	(1.8)%	(91.5)	(1.6)%
Income before income taxes	27.0	0.4%	86.9	1.4%	91.4	1.6%
Income tax provision	(38.8)	(0.6)%	(78.6)	(1.3)%	(38.6)	(0.7)%
Equity in net earnings of affiliated companies	1.7	—	1.7	—	2.9	—%
Net income (loss) including noncontrolling interest	(10.1)	(0.2)%	10.0	0.2%	55.7	1.0%
Less: preferred stock dividends	0.3	—	0.3	—	0.3	—
Less: net income (loss) attributable to noncontrolling interest	7.7	0.1%	5.7	0.1	0.9	—%
Net income (loss) attributable to Company common shareholders	$(18.1)	(0.3)%	$4.0	0.1%	$54.5	0.9%
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2012 have been adjusted to reflect the 2013 copper average price of $3.34 per pound (a $0.28 decrease compared to 2012) and the aluminum average price of $0.95 per pound (a $0.07 decrease compared to 2012). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below. Refer to Item 1 - Business– Significant Current Business Trends and Events for a discussion of metal price volatility.

	Net Sales Year Ended
	Dec 31, 2013		Dec 31, 2012
	Amount	%	Amount	%
North America	$2,751.6	43%	$2,340.2	39%
Europe and Mediterranean	1,629.6	25%	1,684.2	28%
ROW	2,040.0	32%	2,035.1	33%
Total net sales	$6,421.2	100%	$6,059.5	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2013		Dec 31, 2012
	Amount	%	Amount	%
North America	$2,751.6	43%	$2,266.0	39%
Europe and Mediterranean	1,629.6	25%	1,631.8	28%
ROW	2,040.0	32%	1,946.0	33%
Total metal-adjusted net sales	$6,421.2	100%	$5,843.8	100%
Metal adjustment	—		215.7
Total net sales	$6,421.2		$6,059.5

	Metal Pounds Sold Year Ended
	Dec 31, 2013		Dec 31, 2012
	Pounds	%	Pounds	%
North America	590.0	45%	432.1	38%
Europe and Mediterranean	272.2	21%	282.0	24%
ROW	450.8	34%	434.1	38%
Total metal pounds sold	1,313.0	100%	1,148.2	100%
Net sales increased $361.7 million, or 6%, to $6,421.2 million in 2013 from 2012 and metal-adjusted net sales increased $577.4 million, or 10%, in 2013 from 2012. The increase in metal-adjusted net sales of $577.4 million reflects an increase in net sales of $684.1 million attributable to acquisitions made in 2012 and favorable selling price and product mix of $116.2 million partially offset by lower sales volume of $116.1 million and unfavorable foreign currency exchange rate changes of $106.8 million. Volume, as measured by metal pounds sold, increased by 164.8 million pounds, or 14%, in 2013 compared to 2012. Metal pounds sold is provided herein as the Company believes this metric to be a consistent year over year measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.
Metal-adjusted net sales in the North America segment increased $485.6 million, or 21%, principally due to net sales of $491.8 million attributable to acquisitions made in 2012 and favorable selling price and product mix of $28.4 million partially offset by lower sales volumes of $25.2 million and unfavorable foreign currency exchange rate changes of $9.4 million, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased by 157.9 million pounds, or 37%, in 2013 compared to 2012. The increase in volume is primarily attributable to 168.7 million pounds sold related to acquisitions made in 2012 partially offset by a decline in sales of the Company's legacy utility cables business due to strong demand for utility cables in the first half of 2012, which benefited from a relatively mild winter and wind farm applications.
Metal-adjusted net sales in the Europe and Mediterranean segment remained relatively flat in 2013 compared to 2012 due to unfavorable selling price and product mix of $22.9 million and lower sales volumes of $22.9 million partially offset by favorable foreign currency exchange rate changes of $43.6 million, primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 9.8 million pounds, or 3%, in 2013 compared to 2012. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products and due to a decrease in demand for high voltage export project activities in the Company's French business.
Metal-adjusted net sales in the ROW segment increased $94.0 million, or 5%, due to favorable selling price and product mix of $110.7 million and net sales of $192.3 million attributable to acquisitions made in 2012 partially offset by unfavorable foreign currency exchange rate changes of $141.0 million, primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar, and lower sales volume of $68.0 million. Volume, as measured by metal pounds sold, increased by 16.7 million pounds, or 4%, in 2013 compared to 2012. The increase in volume is primarily attributable to 45.8 million pounds related to the impact of the acquisitions made in 2012 partially offset by lower shipments for metal intensive Brazilian aerial transmission projects in 2013 as compared to 2012.
Cost of Sales
Cost of sales increased $282.9 million, or 5%, from 2012, principally due to higher sales volumes associated with acquisitions made in the second half of 2012. The increase is partially offset by lower average copper and aluminum costs in 2013. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components in most of the Company's cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost for the year ended December 31, 2013.

Gross Profit
Gross profit increased $78.8 million, or 13% in 2013 as compared to 2012. Gross profit as a percentage of sales was 11% in 2013 and 10% in 2012. The increase is primarily due to the acquisitions completed in the second half of 2012 partially offset by the recognition of a non-cash impairment charge related to the Mexico long-lived assets of $14.0 million in 2013. In addition, gross profit in the fourth quarter of 2012 was significantly impacted by changes in cost estimates relating to certain submarine turnkey projects in the European segment. In total, the changes in estimates across all submarine turnkey projects resulted in a reduction to gross profit of $27.5 million, with $20.8 million of the reduction associated with one specific project at the Company's German submarine power cable manufacturing facility. Equipment failure at the German facility resulted in costs, for this particular project, related to cable damage, equipment repairs and ship rental of $13.3 million. Further revision of this project's profitability, due to changes in estimates, resulted in a reduction of margin by $7.5 million. There was no material impact to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2013.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $66.5 million, or 16%, in 2013 from 2012. The increase in selling, general, and administrative expense is primarily a result of additional expenses associated with the acquired businesses in the second half of 2012 and $13.9 million of costs related to the restatement and investigative costs recognized in 2013 as compared to $3.0 million in 2012. The increase is partially offset by a settlement loss of $6.1 million in 2012 associated with the termination of a legacy pension plan in the United Kingdom.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2013		Dec 31, 2012
	Amount	%	Amount	%
North America	$129.8	61%	$126.1	63%
Europe and Mediterranean	(0.3)	—%	(13.0)	(6)%
ROW	82.2	39%	86.3	43%
Total operating income	$211.7	100%	$199.4	100%
The increase in operating income for the North America segment of $3.7 million was primarily attributable to the acquisitions completed in the second half of 2012 resulting in an additional $33.9 million of operating income in 2013 as compared to 2012 partially offset by the decrease in demand as noted above as well as $13.9 million of costs related to the financial restatement in 2013 as compared to $3.0 million in 2012.
The reduction in operating loss for the Europe and Mediterranean segment of $12.7 million was primarily attributable to changes in cost estimates relating to certain submarine turnkey projects of $27.5 million recognized in 2012. This improvement in 2013 was partially offset by decreased volume at the Company's French manufacturing facility as noted above, an unfavorable pricing environment for medium voltage products in France as well as the continued weak economic conditions in Iberia, influencing demand and the pricing environment across a broad spectrum of products.
The decrease in operating income for the ROW segment of $4.1 million was primarily attributable to the recognition of a non-cash impairment charge related to the Mexico long-lived assets of $14.0 million in 2013 as well as decreased demand in Brazil in 2013 as compared to 2012 as noted above. The decrease was partially offset by acquisitions completed in the second half of 2012 resulting in an additional $11.4 million of operating income in 2013 as compared to 2012.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2013 and 2012, the Company recorded a $66.7 million loss and a $2.9 million loss, respectively. For 2013, other expense was primarily attributable to $40.9 million related to a Venezuela currency devaluation, $3.9 million of foreign currency transaction losses which resulted from changes in exchange rates in the various regions in which the Company operates which include $17.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013, and losses of $21.9 million on derivative instruments which were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. For 2012, other expense was primarily attributable to $4.5 million of foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates and gains of $1.6 million on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.
Interest Expense
Net interest expense increased $17.7 million in 2013 as compared to 2012 primarily attributable to the incremental interest related to the $600.0 million 5.75% Senior Notes issued on September 25, 2012 net of the $200.0 million of 7.125% Senior Notes due 2017 which were repaid on October 12, 2012.
Tax Provision
The Company’s effective tax rate for 2013 and 2012 was 143.7% and 90.4%, respectively. The increase in the Company's 2013 effective tax rate reflects the combined impact of the significant valuation allowances recorded against the deferred tax assets of various units with a recent loss history and the lower consolidated pre-tax income relative to 2012. The Company's 2012 effective tax rate reflects the adverse impact of significant valuation allowances recorded against deferred tax assets, as explained further below, and nonrecurring tax charges incurred in connection with legal entity restructuring to integrate the Alcan acquisition.

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

In the fourth quarter of 2012, a valuation allowance was also recorded against deferred tax assets in the Company's German business unit. The German business unit incurred an equipment failure in the fourth quarter that adversely impacted its ability to meet its contractual obligations for its large project work and reduced profit expectations. In addition, the German business was encountering certain other project delay/cancellation and warranty issues. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its German business would be realized. Tax expense of $8.3 million was recorded in 2012 to establish a full valuation allowance against German deferred tax assets, none of which related to a beginning of the year net deferred tax asset position.

A full valuation allowance was recorded in the fourth quarter of 2012 for the Company's Colombian distribution business since it was rendered redundant by the fourth quarter acquisition of Procables. The Colombian distribution business is winding down and is expected to generate losses until the business is terminated. Tax expense of $1.1 million was recorded in 2012 to establish a full valuation allowance against the Colombian deferred tax assets, of which $0.2 million related to the beginning of the year net deferred tax asset position.

Preferred Stock Dividends

During 2013 and 2012, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003. Zero shares and 76,002 were outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2013 and 2012, respectively. The Company’s outstanding shares of the Series A preferred stock were to be mandatorily redeemed on November 24, 2013. Prior to the redemption date, all but two shareholders elected to convert their shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Series A preferred stock.  As a result of the conversions and mandatory redemption, as of November 25, 2013, no shares of the Series A preferred stock were outstanding.
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2011 have been adjusted to reflect the 2012 copper average price of $3.62 per pound (a $0.39 decrease compared to the prior period) and the aluminum average price of $1.02 per pound (a $0.14 decrease compared to the prior period). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below. Refer to Item 1 - Business for a discussion of metal price volatility.

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
Selling, General and Administrative Expense
Selling, general and administrative expense increased $45.8 million, or 12%, in 2012 from 2011. The increase in selling, general, and administrative expense is primarily a result of $22.0 million in additional expenses associated with acquired businesses in 2012 and $9.1 million of costs related to the 2012 acquisitions and restatements. In addition, SG&A increased due to a settlement loss of $6.1 million in 2012 associated with the termination of a legacy pension plan in the United Kingdom.
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

In the fourth quarter of 2012, a valuation allowance was also recorded against deferred tax assets in the Company's German business unit. The German business unit incurred an equipment failure in the fourth quarter that adversely impacted its ability to meet its contractual obligations for its large project work and reduced profit expectations. In addition, the German business was encountering certain other project delay/cancellation and warranty issues. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its German business would be realized. Tax expense of $8.3 million was recorded in 2012 to establish a full valuation allowance against German deferred tax assets, none of which related to a beginning of the year net deferred tax asset position.

A full valuation allowance was recorded in the fourth quarter of 2012 for the Company's Colombian distribution business since it was rendered redundant by the fourth quarter acquisition of Procables. The Colombian distribution business is winding down and is expected to generate losses until the business is terminated. Tax expense of $1.1 million was recorded in 2012 to establish a full valuation allowance against the Colombian deferred tax assets, of which $0.2 million related to the beginning of the year net deferred tax asset position.

Preferred Stock Dividends

During 2012 and 2011, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock.

Liquidity and Capital Resources
The Company maintains a strong financial position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings under our Revolving Credit Facility provide the primary source for financing operating expenses and other short term liquidity needs. As necessary the Company may supplement additional debt to fund other working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, cash dividends, repurchase of common stock and to fund tax payments. The overall cash position of the Company reflects the business results and a global cash management strategy that incorporates liquidity management, economic factors, and tax considerations.
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2013, current assets exceeded current liabilities by $1,450.7 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $650 million of excess availability under its various credit facilities around the world.

The Company's North American and principal European operations generally borrow and repay under our Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. The Company negotiates payment terms with suppliers of generally 180 days in Europe and submits invoices to the financial institutions with instructions for the financial institutions to transfer funds from European operations' accounts on the due date (on day 180) for the trade payables due. At December 31, 2013, the arrangements had a maximum availability limit of the equivalent of approximately $579.9 million, of which approximately $338.4 million was utilized. The Company's ROW operations utilize various short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of December 31, 2013, approximately 99% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries compared with 76% as of December 31, 2012. If these funds are needed for the Company's operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our North American and European operations.
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 46% and 23% of the consolidated cash balance as of December 31, 2013 and December 31, 2012, respectively, was held in Venezuela. The operating cash flows attributable to Venezuela were $97.4 million and $49.6 million for the years ended December 31, 2013 and 2012, respectively. The Company's overall operating cash flows of $38.2 million and $272.6 million for the years ended December 31, 2013 and 2012, respectively .
Summary of Cash Flows
Operating cash inflow of $38.2 million in 2013 reflects a net working capital use of $179.6 million driven principally by an decrease in accounts payable, accrued liabilities and other liabilities of $155.8 million. The decrease in accounts payable, accrued and other liabilities is due both to the implementation of the ABL facility in the Company’s principal European operations which resulted in a reduction of payable balances including a more effective use of existing cash balances and an effort to more effectively utilize cash balances in certain ROW units to reduce outstanding accounts payable. Accounts receivable turnover remained consistent at 5.5 per annum turns in 2013 as compared to 5.4 turns per annum 2012. Inventory turnover remained consistent at 4.4 turns per annum in 2013 as compared to 4.3 turns per annum in 2012. More than offsetting the net working capital use of $179.6 million in the twelve fiscal months of 2013 was $217.8 million of overall net cash inflows related to net income (loss) adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, non-cash asset impairment charge, deferred income tax income, excess tax deficiencies from stock based compensation, convertible debt instrument non cash interest charges, and the losses on the disposal of property.

Operating cash inflow of $272.6 million in 2012 reflects a net working capital source of $94.7 million driven principally by decreases in inventories and receivables of $105.9 million and $35.1 million, respectively. The decrease in inventory is primarily attributable to the impact of lower average metal prices during 2012 as compared to 2011. For the year ended December 31, 2012, copper prices averaged $3.62 per pound (a decrease of $0.39 per pound compared to the same period in 2011) and aluminum prices averaged $1.02 per pound (a decrease of $0.14 per pound as compared to the same period in 2011). Inventory turns remained consistent at 4.3 in 2012 and 4.4 in 2011. The decrease in accounts receivable is primarily attributable to the Company's continued focus on improvement by efficiently managing working capital. Days sales outstanding remained consistent year over year at approximately 70 days. In addition to the net working capital source of cash in the twelve fiscal months of 2012 was $177.9 million of overall net cash inflows related to net income adjusted for non-cash items included in net income (loss) such as depreciation and amortization, amortization on restricted stock awards, foreign currency loss, loss on extinguishment of debt, deferred income tax income, excess tax deficiencies from stock based compensation, convertible debt instrument non cash interest charges, and the loss on the disposal of property.

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
Cash flow used by investing activities was $94.6 million in 2013 principally reflecting capital expenditures of $89.1 million. The Company anticipates capital spending to be approximately $80 million to $100 million in 2014.
Financing activities were $122.4 million of cash outflows in 2013 as compared to cash inflows of $289.6 million in 2012. The decrease in cash flow of financing activities is due to the settlement of the $355 million 0.875% Convertible Notes and the initiation of a regular quarterly dividend of $0.18 per quarter in 2013. During the year ended December 31, 2013, the Company paid in total approximately $26.7 million to all common shareholders of record. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of Delaware general corporation law. In addition, the Company purchased $19.5 million, or 597,531 of its common shares at an average price of $32.65 per share, during the year ended December 31, 2013. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,386.9 million as of December 31, 2013 and maintained approximately $650 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments and interest as well as discretionary investments in internal product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
On September 25, 2012, the Company completed the issuance and sale of $600.0 million in aggregate principal amount of new senior unsecured notes (the "5.75% Senior Notes"). The 5.75% Senior Notes are jointly and severally guaranteed by each of the Company's current and future U.S. subsidiaries that is a borrower or a guarantor under the Company's Revolving Credit Facility or certain of the Company's or the guarantors' other indebtedness. The Company used the proceeds of the 5.75% Senior Notes to redeem all of its outstanding $200.0 million of 7.125% Senior Fixed Rate Notes that were to mature in April 2017. The Company used the balance of the proceeds for general corporate purposes, including repayment of borrowings under its Revolving Credit Facility.
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the Facility size to $700 million and then subsequently amended and restated on September 6, 2013, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian and European borrowings under the facility, a first priority security interest in substantially all of the Company's domestic and Canadian assets and certain assets of our Spanish, French and German subsidiaries party to the facility.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries and the Company's Spanish, French and German subsidiaries party to the facility. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default is not cured for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change.

As of December 31, 2013 and December 31, 2012, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2013 and 2012 were underfunded by $118.3 million and $163.7 million, respectively. The Company recorded an after-tax gain of $32.0 million in 2013 and an after-tax loss of $21.3 million in 2012 to accumulated other comprehensive income. The Company estimates its 2014 pension expense for its defined benefit pension plans will be approximately $14.9 million and cash contributions are expected to be approximately $13.2 million. In 2013, pension expense was $20.6 million and cash contributions were $11.2 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2013 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	After 5
Contractual obligations (1,2):	Total	1 Year	Years	Years	Years
Total debt	$1,386.9	$250.3	$130.5	$226.8	$779.3
Convertible debt at maturity (3)	261.5	—	—	—	261.5
Interest payments on Senior Floating Rate Notes	4.2	3.3	0.9	—	—
Interest payments on 5.75% Senior Notes	301.9	34.5	69.0	69.0	129.4
Interest payments on Subordinated Convertible Notes	220.9	19.3	38.6	38.6	124.4
Operating leases (4)	150.9	40.3	67.3	29.4	13.9
Purchase obligations (5)	9.8	9.8	—	—	—
Defined benefit pension obligations (6)	186.1	17.5	35.1	35.9	97.6
Postretirement benefits	5.0	0.7	1.2	1.1	2.0
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$2,527.2	$375.7	$342.6	$400.8	$1,408.1

(1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Revolving Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)
This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Refer to Note 10 - Financial Instruments and Item 7A - Quantitative and Qualitative Disclosures about Market Risk for additional information.

(3)
Represents the current debt discount on the Company’s Subordinated Convertible Notes as a result of adopting provisions of ASC 470 - Debt. Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

(4)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Note 10 - Financial Instruments.

(6)	Defined benefit pension obligations reflect actuarially projected benefit payments which may differ from funding requirements based on local laws and regulations through 2023.

(7)
Unrecognized tax benefits of $72.8 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2013 were as follows: 2014 — $40.3 million, 2015 — $35.5 million, 2016 — $31.8 million, 2017 — $21.4 million, 2018 — $8.0 million and thereafter $13.9 million. Rental expense recorded in income from continuing operations was $47.0 million, $29.8 million and $20.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the Company had $150.7 million in letters of credit, $249.3 million in various performance bonds and $380.5 million in other guarantees oustanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when we obtain advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See "Liquidity and Capital Resources" for excess availability under the Company’s various credit borrowings.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $3.6 million, $3.5 million and $3.3 million in 2013, 2012 and 2011, respectively. In addition, certain of the Company’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company had accrued $3.1 million at December 31, 2013 for all environmental liabilities. Environmental matters are described in Item 1 - Business, Item 3 - Legal Proceedings and Note 18 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Legal Matters
Refer to Note 18 - Commitments and Contingencies for review of our litigation contingencies.
Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 - Summary of Significant Accounting Policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The most critical judgments impacting the financial statements include those policies described below. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill and intangible valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
Inventory Costing and Valuation
The Company values approximately 85% of the Company's inventory using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. To determine if a lower of cost or market adjustment is required the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, are considered in the obsolete and slow moving inventory analysis.

Pension Accounting
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s European and Mediterranean and ROW businesses. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension expense for 2013 was 4.12% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2013 that was used to determine benefit obligations was 4.85% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2013 was 4.26% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 4.36% as of December 31, 2013. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, and as a result, 2014 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 4.85% for U.S. plans and 4.36% for non-U.S. plans.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2013, pension expense for the Company’s defined benefit pension plans was $20.6 million. Based on a weighted-average expected rate of return on plan assets of 6.66%, a weighted-average discount rate of 4.21% and various other assumptions, the Company estimates its 2014 pension expense for its defined benefit pension plans will decrease to approximately $14.9 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $5.5 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2013, the Company had recorded a net deferred tax liability of $168.8 million ($49.3 million net current deferred tax asset less $218.1 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2013, the Company recorded a valuation allowance of $93.8 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
The Company continuously monitors the deferred tax position of all business units to determine whether a valuation allowance should be recorded. Full valuation allowances are currently recorded against deferred tax assets in nine significant business units. The Company is closely monitoring the deferred tax asset situation in New Zealand. The New Zealand business unit has been operating at marginal profitability in recent years due to depressed economic conditions and increased competition in the local market. After weighing all positive and negative evidence and factoring in prudent and feasible tax planning strategies, management has judged that it is more likely than not that a future tax benefit for the New Zealand business's $5.6 million of net deferred tax assets will be realized. Future deterioration in the New Zealand unit's profitability could result in the need to record a valuation allowance against its deferred tax assets in a subsequent period.
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
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company typically completes its annual impairment test within the fourth quarter of each year. In addition, the Company evaluates the carrying value between the valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization.
In September 2013, the Company began the review of the 2014 plan projections for the PDIC reporting unit. Based on preliminary results the Company noted the projected results for the 2013 forecast and the 2014 plan were significantly below the projections used for the 2012 impairment process, perhaps indicating a change in the business climate. Therefore, the Company decided to complete the 2013 goodwill and indefinite-lived intangible assets impairment analysis as of September 27, 2013 due to this impairment indicator for the PDIC reporting unit. The Company updated the goodwill and indefinite-lived intangible assets impairment analysis as of October 31, 2013, the annual impairment testing date. The results for the interim and the annual goodwill and indefinite-lived intangible assets impairment analysis are detailed below.
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
The Company performed the first step of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill as of September 27, 2013. Based on the results of the valuation, the fair value of the reporting unit exceeded the carrying value; therefore, it was determined that no impairment existed. Step 2 was not required.
To determine the fair value of the reporting unit at the interim date and the annual impairment testing date, the Company employs an income and market-based approach with each being weighted equally. Under the income approach, the Company uses a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, are based on the current market conditions and are consistent with internal management projections. The cost of capital rate selected is based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method is used for the market approach. The approach provides an estimate of value using multiples of earnings derived from the market values of publicly traded companies in the cable and wire industry. In addition to the selection of guideline companies, the market approach includes an analysis of the Company’s financial and operating performance, risk, profitability, and growth as compared to the reporting unit.
The Company's interim impairment test, as of September 27, 2013, for both goodwill and indefinite lived intangibles assets, indicated there was no impairment. The carrying value of the goodwill at the PDIC reporting unit was $165.1 million as of September 27, 2013. While the Company believes that the assumptions and estimates utilized in the testing are appropriate, multiples of earnings, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the Company’s stock price, could result in significantly different estimates of fair value. For the September 2013 impairment analysis, the Company used a discount rate of 11.5% and a residual growth rate of 4.6%. The discount rate used in the prior year was 12%. The decrease was primarily due to lower relevered betas expected for comparable business or economic fundamentals impacting the reporting unit compared to the prior year. The residual growth rate decreased compared with the rate utilized in the 2012 impairment analysis due to lower expected long-term GDP growth for countries in which the reporting unit operates. As noted, changes in these estimates and assumptions could materially affect the results of Step 1 of the goodwill impairment tests. For example, an increase in the discount rate of 100 basis points or a decrease in the residual growth rate of 110 basis points would result in a decrease to the fair value of $62 million and $27 million, respectively. The fair value would still exceed the carrying value if these changes were made when employing an income and market-based approach. Overall, a decrease of 5% in the estimated fair value of any of the Company’s reporting units would not result in a failure of Step 1.
The Company's annual impairment test, as of October 31, 2013, for both goodwill and indefinite lived intangibles assets, indicated there was no impairment. The carrying value of the goodwill at the PDIC reporting unit was $161.6 million as of December 31, 2013. While the Company believes that the assumptions and estimates utilized in the testing are appropriate, multiples of earnings, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the Company’s stock price, could result in significantly different estimates of fair value. For the 2013 annual impairment analysis, the Company used a discount rate of 11.5% and a residual growth rate of 4.6%. The assumptions were consistent with the interim impairment test as of September 27, 2013. As noted, changes in these estimates and assumptions could materially affect the results of Step 1 of the goodwill impairment tests. For example, an increase in the discount rate of 100 basis points or a decrease in the residual growth rate of 110 basis points would result in a decrease to the fair value of $63 million and $27 million, respectively. The fair value would still exceed the carrying value if these changes were made when employing an income and market-based approach. Overall, a decrease of 4% in the estimated fair value of any of the Company’s reporting units would not result in a failure of Step 1.
At December 31, 2013, the Company noted there were no events that occurred or circumstances that changed that would more likely than not reduce the fair value of the reporting unit below its carrying amount. At December 31, 2013, the Company's market capitalization was less than the Company's net assets but consistent with the market capitalization at the goodwill impairment testing performed as of October 31, 2013; therefore, no additional impairment indicators were noted. Refer to the Venezuelan Operations disclosure below for details regarding foreign exchange laws that were announced in January 2014, that could have an effect on the projected results of the PDIC reporting unit in 2014.
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
Venezuelan Operations
On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $40.9 million in the year ended December 31, 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate.  The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar.  In March 2013, the Venezuelan government announced the creation of a new alternative currency exchange system (“SICAD”), which is intended to complement CADIVI; however at December 31, 2013 the Company was still able to import copper at the official CADIVI rate. The Company remeasures the financial statements of its Venezuelan subsidiary at the rate which the Company expects to remit dividends, which is the official CADIVI rate, 6.30 BsF per U.S. dollar rate, at December 31, 2013.
On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar will be applied to priority sectors, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions.  The SICAD auction rate is a floating rate, and the potential exists for additional financial impacts if the auction rate changes significantly. The Company has assessed a number of factors, including the limited number of SICAD auctions held to date, the Company’s inability to access the SICAD exchange to date, the restrictions placed on eligible participants, the sectors that can apply the 6.30 BsF per U.S. dollar rate, the amount of U.S. Dollars available for purchase through the auction process, and the historical lack of official information about the resulting SICAD rate.  At this time, based upon its assessment, the Company does not believe it would be appropriate to use rates from the SICAD exchange system for financial reporting purposes at December 31, 2013.  While the Company continues to evaluate the impact of these actions by the Venezuelan government, depending on the exchange rate the Company is required to apply to its financial statements, it may incur a charge to earnings in 2014. If the Company is required to apply an exchange rate of 11.3 BsF per U.S. dollar (the rate per the SICAD auction system at January 24, 2014) to its financial statements, the Company estimates it could result in a pre-tax charge of approximately $75 million to $85 million.

In addition to exchange controls, the Venezuelan president has used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum profit margins in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela is subject to price controls, which may restrict the Company’s ability to increase prices to offset the impact of continuing high inflation on product, labor and other operating costs. At this time, the Company is not able to predict the future economic impact of these announcements and continues to monitor developments.
At December 31, 2013, the estimated fair value of the goodwill at our PDIC reporting unit, which includes results of the operations in Venezuela, exceeded its corresponding carrying amount including recorded goodwill as noted above. However, a prolonged significant estimated decline in the operating results of the Venezuelan subsidiary due to the aforementioned foreign exchange control laws, that were announced in January 2014, could result in impairment of goodwill or other indefinite-lived intangible assets at our PDIC reporting unit in 2014.
At December 31, 2013 and 2012, the Company’s total assets in Venezuela were $367.3 million and $348.2 million and total liabilities were $102.7 million and $108.2 million, respectively. At December 31, 2013 and 2012, included within total assets were BsF denominated monetary assets of $238.3 million and $202.2 million, which consisted primarily of $194.0 million and $142.1 million of cash, and $39.6 million and $56.9 million of accounts receivable, respectively. At December 31, 2013 and 2012, included within total liabilities were BsF denominated monetary liabilities of $65.1 million and $73.2 million, which consisted primarily of accounts payable and other accruals. All monetary assets and liabilities were remeasured at 6.30 BsF per U.S. dollar at December 31, 2013.
Sales in Venezuela were 4% of our consolidated net sales for each of the years ended December 31, 2013 and 2012. Operating income in Venezuela was 31% and 29% of our consolidated operating income for the year ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, Venezuela’s sales and cost of goods sold were approximately 99% and 41% BsF denominated and approximately 1% and 59% U.S. dollar denominated, respectively. For the year ended December 31, 2012, Venezuela’s sales and cost of goods sold were approximately 98% and 39% BsF denominated and approximately 2% and 61% U.S. dollar denominated, respectively. A 10% increase (decrease) in the official exchange rate would decrease (increase) Venezuela’s sales and cost of goods sold on an annual basis by approximately $21.1 million and approximately ($6.0 million), respectively.
During the years ended December 31, 2013 and 2012, the Company settled $55.9 million and $83.3 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. For the year ended December 31, 2013 settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. Settlements were made at the rate of of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable in the year ended December 31, 2013 because the authorization for copper imports was submitted prior to the devaluation on February 13, 2013. For the year ended December 31, 2012 and 2011, all transactions were settled at the 4.30 BsF per U.S. dollar rate, the official rate during this time. At December 31, 2013, $37.6 million of requests of U.S. dollars to settle U.S. dollar denominated intercompany payables remained pending with CADIVI, which we expect will be settled at the 6.30 BsF per U.S. dollar rate. Approximately $22.4 million of the requested settlements have been pending up to 30 days, $15.1 million have been pending up to 180 days, and $0.1 million have pending over 180 days. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.

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
Interest Rate Risk
In 2013 the Company repaid the outstanding obligations of the Spanish Term Loans. During 2013, the Company utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company had entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Note 9 - Long-Term Debt. The Company did not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
At December 31, 2012, the net unrealized loss on interest rate derivatives and the related carrying value was $0.2 million, respectively. All interest rate derivatives are marked-to-market with changes in the fair value of qualifying cash flow hedges recorded as other comprehensive income.
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
The Company enters into commodity instruments to hedge the purchase of copper, aluminum as well as other raw materials in future periods. Principal transactions hedged during the year were firm sales and purchase commitments. The Company accounts for these commodity instruments as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to cost of sales when the effects of the items being hedged are realized. There are no derivatives that are designated as cash flow hedges at December 31, 2013. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
At December 31, 2012, the Company had an unrealized loss of $0.9 million on commodity futures.
In addition, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2013 and 2012, the Company had $10.1 million and $37.7 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2013 and 2012, the Company had an unrealized gain of $0.5 million and an unrealized loss of $0.3 million, respectively, related to these transactions. The Company expects the unrealized gains under these agreements to offset firm sales price commitments with customers.
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
We account for these foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the other income (expense) when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense). At December 31, 2012, the net unrealized loss on foreign currency contracts was $0.2 million.
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2013 and 2012, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation loss of $67.1 million and $27.9 million, respectively. A 10% percent increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $120 million in 2013. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
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
Fair Value of Designated Derivatives
Unrealized gains and losses on the designated cash flow hedge financial instruments identified above are recorded in other comprehensive income (loss) until the underlying transaction occurs and is recorded in the consolidated statement of operations at which point such amounts included in other comprehensive income (loss) are recognized in earnings. This recognition generally will occur over periods of less than one year. During the years ended December 31, 2013 and 2012, a pre-tax loss of $2.0 million and a pre-tax loss of $4.4 million, respectively, were reclassified from accumulated other comprehensive income to the consolidated statement of operations.
The notional amounts and fair values of these designated cash flow financial instruments at December 31, 2013 and 2012 are shown below (in millions). There are no derivatives that are designated as cash flow hedges at December 31, 2013. The net carrying amount of the designated cash flow hedge financial instruments was a net liability of $1.3 million at December 31, 2012.

	2013		2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedges:
Interest rate swaps	$—	$—	$15.3	$(0.2)
Commodity futures	—	—	22.8	(0.9)
Foreign currency forward exchange	—	—	60.7	(0.2)
		$—		$(1.3)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures were effective as of December 31, 2013.

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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2013 using the framework established in "Internal Control-Integrated Framework (1992)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December

31, 2013, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously Identified Material Weaknesses

As previously reported in the Company's Amendment No. 1 to the Annual Report on Form 10-K/A for the period ended December 31, 2012, the Company determined that as of December 31, 2012, it did not maintain effective controls related to (i) the computation of cost of sales and balances of finished goods and work-in-process inventory, including the related VAT assets, in Brazil within the Company's Rest of World ("ROW") segment and the revenue recognition in connection with bill and hold transactions in Brazil and (ii) ROW segment management oversight, including management override affecting financial reporting and the setting of an improper "tone at the top," which placed an excessive emphasis on meeting business plan goals rather than on the integrity of the financial reporting process. These deficiencies, which prevented the timely detection of theft of a substantial quantity of inventory, the detection and internal reporting of inventory-related accounting issues, the detection of the overstatement of VAT assets due to the theft and accounting errors, and the detection of failure to meet requirements under relevant accounting pronouncements related to revenue recognition in connection with bill and hold transactions collectively constituted a material weakness in inventory controls at Brazil and material weaknesses in the controls related to ROW executive management.
In response to the material weaknesses identified by the Company, the Company instituted a number of actions and designed and commenced implementation of changes in its internal control over financial reporting. The status of these actions are described below:

•
The Company now conducts monthly physical inventory counts in Brazil that include reconciliation of inventory values to the general ledger balances, in addition to the previous practice of reconciling physical inventory quantities to the inventory quantities recorded in the perpetual inventory system.

•
The Company had engaged an independent consultant, who had no prior affiliation with the Company. The consultant's principal duties, all of which relate to the Company's Brazilian operations, were the following:

•	Ensure the monthly physical count process and reconciliation of inventory quantities and values in the perpetual inventory system and the general ledger are adequately controlled.

•	Identify control improvements within the costing and inventory areas, including controls relating to the inventory reconciliation process and management review.

•	Participate in the ongoing perpetual inventory system upgrade (discussed below) to ensure that controls are adequately planned and considered.

•	Assist with the monthly accounting close process, particularly in areas susceptible to management override.
The consultant's engagement ended in July 2013. During the time the consultant was engaged, the Company hired a new cost accounting manager and other cost accounting personnel, who are performing the ongoing tasks formerly addressed by the consultant. The Company also hired a new Brazil Controller, who is, among other things, overseeing the work of the cost accounting department.

•
The Company retained an accounting firm (other than its independent registered public accounting firm) to assist with the November 2012 physical inventory count in Brazil and other matters. This firm continued to assist the Company in other remediation efforts along with the evaluation of the completion of these efforts.

•
Several measures were implemented to improve security at the Brazilian facility that was subject to the security deficiencies. Documentation has been improved, a truck scale was acquired and is used to confirm inventory quantities of shipped materials, inoperative security cameras have been repaired, gate security has been improved, and additional guards have been retained at the site. A new third party security firm has been hired by the Company to further improve general security.

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

•
Company management directed specified ROW personnel to develop and implement an upgrade to the perpetual inventory system for the Brazilian facilities. The objective of the upgrade is to automate cost of sales calculations within the system and enhance other inventory controls. This change was made in 2013 throughout the utilization of the inventory cost module with the unit's ERP system rather than excel models.

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

•
All ROW business unit Chief Financial Officers reported directly to the Company's Global Controller from November 2012 through May 2013. In May 2013, a new financial reporting structure was implemented, under which the ROW business unit Chief Financial Officers reported to the Company's Chief Financial Officer. On September 30, 2013, the Company retained a new sub-region Latin America Chief Financial Officer, and all Latin America business unit Chief Financial Officers now report to him.

•
The Company initiated measures throughout ROW to reinforce the Company's management focus on open communication of ROW business unit leaders with the Company's management and internal auditors and on ethical behavior, including the following:

•
The Company's Chief Financial Officer, with support from the Company's Global Controller and Vice President, Internal Audit, held video conferences with ROW unit leaders to communicate the need to adhere to a corporate culture of open communication and ethical behavior; to discuss the change in reporting lines applicable to persons responsible for ROW business unit level finance and accounting functions, which required them to report to the Company's Global Finance & Accounting personnel; and to instruct each business unit leader regarding the need to seek support at the Global Finance & Accounting level when accounting issues arise.

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

•
As part of a focused effort on ROW business units, the Company's Global Finance & Accounting personnel conducted a process to reconfirm reported balances of assets and liabilities and obtained additional information regarding accounting by each business unit within ROW. This process included:

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

•
The Company has continued this effort in 2013, including site visits by Global Finance and Accounting personnel to ROW units. The Brazil unit was visited several times; among other things, the visits focused on remediation efforts and staffing. Participants in the Brazil visits included the Company’s Global Controller.

•
The Company's Global Finance & Accounting personnel performed a global assessment of the Company's financial capabilities and controls, with a view towards enhancing accounting and disclosure controls and procedures. The assessment was utilized for the Company's 2013 internal audit plan and will be utilized for other corporate initiatives. The assessment was also used to develop the 2014 intended audit plan. In addition, the ROW consolidation process was moved from ROW headquarters to Company headquarters in the third quarter of 2013, where it is conducted by Global Accounting personnel, under the supervision of the Global Controller.

•
The Company designed a new global sub-certification process that underscores individual responsibility and encourages direct communication to the Global Internal Audit department and Global Finance and Accounting.

•
User access administration has been revised so that only IT personnel at ROW headquarters have the authority to grant user access to the inventory and other modules in the Business Planning and Control System (“BPCS”) in Brazil and all other ROW business units that use the BPCS system (the Company does not use the BPCS system outside of ROW). In addition, the Company is assessing the BPCS configuration to determine the appropriate level of local business unit access. Among items to be implemented is the imposition of restrictions on the local business units' ability to decouple transactions from the general ledger. As a result of the assessment, restrictions on user access to the BPCS modules have been further refined, and decoupling restrictions are in place.

•
The Company retained a new Manager of ROW Information Technology Governance, Risk and Compliance to assist in the remediation efforts. This manager resigned from the Company in February 2014.  Ongoing oversight has been transferred to another IT individual within the Company.

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

•	The Global Controller individually contacted each CFO of a ROW unit during which accounting and ethical matters were discussed.

•	The Company implemented an accounting policy in 2013, that disallows the use of bill and hold revenue recognition treatment for U.S. GAAP purposes.

•	The Company's Global Finance and Accounting personnel conducted a number of site visits to ROW units to implement new policies and practices to enhance the control environment in those locations.

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

Based on the actions summarized above, the Company’s management has concluded that the material weakness related to inventory control deficiencies in Brazil and control deficiencies related to ROW executive management have been remediated as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

Other than the corrective measures noted above related to the remediation of the material weakness, there have been no changes in internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio
March 3, 2014

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
See the information on the Company’s Executive Officers in Item 1 - Business – Executive Officers of the Registrant. Except as set forth in Item 1 - Business, the additional information required by this item, including information on the Directors of the Company, will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2013, and is incorporated herein by reference.
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
The Company has adopted a Code of Ethics and Business Conduct that applies to its directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. The Company has also adopted Corporate Governance Principles and Guidelines, an Audit Committee Charter, a Compensation Committee Charter and a Corporate Governance Committee Charter (collectively “Charters”). Copies of the Code of Business Conduct and Ethics, Corporate Governance Principles and Guidelines and each of the Charters are available on the Company’s website, www.generalcable.com, and may be found under the “Investor Information” section by clicking on “Corporate Governance”. Any of the foregoing documents is also available in print to any shareholders who request the documents. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.
On May 31, 2013, the Company submitted its Annual Chief Executive Officer Certification to the New York Stock Exchange as required by Section 303A.12 (a) of the New York Stock Exchange Listed Company Manual.
The Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act are filed as exhibits to the Company’s 2013 Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2013, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
A description of General Cable’s equity compensation plans is set forth in Note 14 - Share-Based Compensation. The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2013 (in thousands, except per share price):

	Number of securities to be issued upon exercise of outstanding options (1)	Weighted-Average exercise price of outstanding Options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Shareholder approved plans:
1997 Stock Incentive Plan (2)	55.0	$11.86	297.9
2005 Stock Incentive Plan	1,867.5	34.05	2,266.5
Non-shareholder approved plans:
2000 Stock Option Plan (2)	21.5	11.99	291.0
Total	1,944.0	$33.18	2,855.4

(1)	Excludes restricted stock shares of 156,579 and restricted stock units of 735,302 awarded and outstanding from the 2005 Plan through December 31, 2013.

(2)	No new awards were issued under these plans since May 10, 2005.
Other information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2013, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2013, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the Securities and Exchange Commission within 120 days after December 31, 2013, and is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed, or furnished as applicable, as part of the 2013 Annual Report on Form 10-K:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2013, 2012 and 2011:

II. Valuation and Qualifying Accounts Page 116

All other schedules for which provisions are made in the applicable regulation of the Securities and Exchange Commission have been omitted as they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

3. The exhibits listed on the accompanying Exhibit Index are filed or furnished, as applicable herewith or incorporated herein by reference.

Documents indicated by a double asterisk (**) are filed herewith; documents indicated by an asterisk (*) identify each management contract or compensatory plan. Documents not indicated by a double asterisk are incorporated by reference to the document indicated. The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto (or as exhibits, schedules, annexes or other attachments thereto) should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ GREGORY B. KENNY	President and Chief Executive Officer	March 3, 2014
Gregory B. Kenny	(Principal Executive Officer)

/s/ BRIAN J. ROBINSON	Executive Vice President and	March 3, 2014
Brian J. Robinson	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ROBERT J. SIVERD	Executive Vice President, General	March 3, 2014
Robert J. Siverd	Counsel and Secretary

/s/ JOHN E. WELSH, III *	Non-executive Chairman and Director	March 3, 2014
John E. Welsh, III

/s/ SALLIE B. BAILEY*	Director	March 3, 2014
Sallie B. Bailey

/s/ GREGORY E. LAWTON *	Director	March 3, 2014
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT *	Director	March 3, 2014
Craig P. Omtvedt

/s/ PATRICK M. PREVOST *	Director	March 3, 2014
Patrick M. Prevost

/s/ ROBERT L. SMIALEK *	Director	March 3, 2014
Robert L. Smialek

* By /s/ ROBERT J. SIVERD
Robert J. Siverd
Attorney - in -fact

General Cable Corporation

Signed:	March 3, 2014	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Exhibit Index

Exhibit Number	Description
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

4.3.5
Fifth Supplemental Indenture for the 0.875% Convertible Notes Due 2013 dated as of September 6, 2013 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 2013).

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

4.4.5
Fifth Supplemental Indenture for the Senor Floating Rate Notes due 2015 dated as of September 6, 2013 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 2013).

4.4.6
Sixth Supplemental Indenture for the Senor Floating Rate Notes due 2015 dated as of November 8, 2013 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2013).

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

4.7.1
First Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of September 6, 2013 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 2013).

4.7.2
Second Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of November 8, 2013 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2013).

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

10.5.4*
Form of Performance-Based Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013).

10.5.5*
Form of Global Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014).

10.5.6*
Form of Global Performance Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014).

10.6*
General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.7
Agreement for Convertible Note Hedges dated November 9, 2006, between the Company and Merrill Lynch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.8
Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Credit Suisse (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.9
Agreement for Convertible Note Hedges dated November 9, 2006 between the Company and Wachovia (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.1
Agreement for Warrant Transactions dated November 9, 2006 between the Company and Merrill Lynch (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).

10.11
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

10.19*
Termination Agreement, dated as of December 19, 2007, between the Company and Gregory B. Kenny (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.20*
Termination Agreement, dated as of December 19, 2007, between the Company and Robert J. Siverd (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.21*
Novation Agreement, dated as of December 19, 2007, between the Company and Brian J. Robinson (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.22
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

10.23(†)
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

10.23.1
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

10.23.2
Omnibus Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of December 21, 2012, by and among General Cable Industries, Inc., as borrower, General Cable Company, as Canadian borrower, the Company and those certain other U.S. and Canadian subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto and JP Morgan Chase as administrative agent for the lenders. (incorporated by reference to Exhibit 10.27.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012).

10.23.3††
Amended and Restated Credit Agreement, dated as of September 6, 2013, by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2013).

10.23.4**
Amendment No. 1 to Amended and Restated Credit Agreement, dated October 23, 2013 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent.

10.24
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

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	List of Subsidiaries of General Cable
23.1**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

**	Filed or furnished, as applicable, herewith.
(†)	Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Commission on November 3, 2011.
(††)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission on January 22, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights. KY

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in total equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also include the financial statement schedule listed in Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Cincinnati, Ohio
March 3, 2014

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Net sales	$6,421.2	$6,059.5	$5,808.2
Cost of sales	5,717.5	5,434.6	5,213.9
Gross profit	703.7	624.9	594.3
Selling, general and administrative expenses	492.0	425.5	379.7
Operating income	211.7	199.4	214.6
Other income (expense)	(66.7)	(2.9)	(31.7)
Interest income (expense):
Interest expense	(124.9)	(106.8)	(99.2)
Interest income	6.9	6.5	7.7
Loss on extinguishment of debt	—	(9.3)	—
	(118.0)	(109.6)	(91.5)
Income before income taxes	27.0	86.9	91.4
Income tax provision	(38.8)	(78.6)	(38.6)
Equity in net earnings of affiliated companies	1.7	1.7	2.9
Net income (loss) including noncontrolling interest	(10.1)	10.0	55.7
Less: preferred stock dividends	0.3	0.3	0.3
Less: net income (loss) attributable to noncontrolling interest	7.7	5.7	0.9
Net income (loss) attributable to Company common shareholders	$(18.1)	$4.0	$54.5
EPS
Earnings (losses) per common share-basic	$(0.37)	$0.08	$1.05
Weighted average common shares-basic	49.4	49.7	51.9
Earnings (losses) per common share-assuming dilution	$(0.37)	$0.08	$1.02
Weighted average common shares-assuming dilution	49.4	51.1	53.7
Comprehensive income (loss):
Net income (loss)	$(10.1)	$10.0	$55.7
Currency translation gain (loss)	(46.9)	9.9	(60.6)
Defined benefit plan adjustments, net of tax $16.8 million in 2013, $7.3 million in 2012 and $12.2 million in 2011	32.0	(21.3)	(18.0)
Change in fair value of derivatives, net of tax $0.2 million in 2013, $3.0 million in 2012 and $8.2 million in 2011	0.3	6.0	(37.6)
Comprehensive income (loss), net of tax	$(24.7)	$4.6	$(60.5)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	0.6	7.5	(5.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(25.3)	$(2.9)	$(55.4)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

Assets	Dec 31, 2013	Dec 31, 2012
Current Assets:
Cash and cash equivalents	$418.8	$622.3
Receivables, net of allowances of $39.2 million in 2013 and $38.3 million in 2012	1,171.7	1,182.1
Inventories	1,239.6	1,273.6
Deferred income taxes	50.2	39.5
Prepaid expenses and other	126.2	133.0
Total current assets	3,006.5	3,250.5
Property, plant and equipment, net	1,092.0	1,193.9
Deferred income taxes	15.8	12.8
Goodwill	184.6	187.6
Intangible assets, net	182.9	202.9
Unconsolidated affiliated companies	19.0	18.9
Other non-current assets	78.1	66.0
Total assets	$4,578.9	$4,932.6
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$870.6	$1,003.0
Accrued liabilities	434.9	496.1
Current portion of long-term debt	250.3	511.2
Total current liabilities	1,555.8	2,010.3
Long-term debt	1,136.6	938.9
Deferred income taxes	233.8	223.9
Other liabilities	255.9	292.7
Total liabilities	3,182.1	3,465.8
Commitments and Contingencies
Redeemable noncontrolling interest	17.0	18.6
Total Equity:
Redeemable convertible preferred stock, at redemption value (liquidation preference of $50.00 per share):
Shares outstanding — 0 in 2013 and 76,002 in 2012	—	3.8
Common stock, $0.01 par value, issued and outstanding shares:
2013 — 49,598,653 (net of 9,211,857 treasury shares) 2012 — 49,693,532 (net of 8,738,094 treasury shares)	0.6	0.6
Additional paid-in capital	699.6	676.7
Treasury stock	(155.3)	(137.0)
Retained earnings	847.4	892.2
Accumulated other comprehensive income (loss)	(112.1)	(104.6)
Total Company shareholders’ equity	1,280.2	1,331.7
Noncontrolling interest	99.6	116.5
Total equity	1,379.8	1,448.2
Total liabilities and equity	$4,578.9	$4,932.6
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Cash flows of operating activities:
Net income including noncontrolling interest	$(10.1)	$10.0	$55.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132.6	115.2	111.6
Amortization on restricted stock awards	0.9	2.2	3.4
Foreign currency exchange (gain) loss	56.0	5.8	12.8
Loss on extinguishment of debt	—	9.3	—
Non-cash asset impairment charge	14.0	—	—
Convertible debt instruments noncash interest charges	21.9	22.1	20.7
Deferred income taxes	(1.4)	10.6	7.4
Excess tax (benefits) deficiencies from stock-based compensation	—	0.6	(1.0)
(Gain) loss on disposal of property	3.9	2.1	(2.6)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(29.3)	35.1	(53.9)
(Increase) decrease in inventories	14.4	105.9	(180.1)
(Increase) decrease in other assets	(8.9)	(31.9)	(3.0)
Increase (decrease) in accounts payable, accrued and other liabilities	(155.8)	(14.4)	126.8
Net cash flows of operating activities	38.2	272.6	97.8
Cash flows of investing activities:
Capital expenditures	(89.1)	(108.6)	(121.5)
Proceeds from properties sold	0.4	4.5	6.5
Acquisitions, net of cash acquired	(6.9)	(286.5)	—
Other	1.0	0.3	0.3
Net cash flows of investing activities	(94.6)	(390.3)	(114.7)
Cash flows of financing activities:
Dividends paid to shareholders	(27.0)	(0.3)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	—	(0.6)	1.0
Proceeds from other debt	1,645.3	1,473.6	1,891.4
Repayments of other debt	(1,357.6)	(1,560.8)	(1,835.8)
Issuance of long term debt	—	600.0	—
Settlement of long term debt including fees and expenses	(355.0)	(217.7)	—
Purchase of non-controlling interest	(4.0)	—	—
Dividends paid to non-controlling interest	(5.3)	(3.5)	(3.8)
Repurchase of common shares	(19.5)	(1.2)	(62.5)
Proceeds from exercise of stock options	0.7	0.1	1.5
Net cash flows of financing activities	(122.4)	289.6	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(24.7)	16.3	0.8
Increase (decrease) in cash and cash equivalents	(203.5)	188.2	(24.6)
Cash and cash equivalents — beginning of year	622.3	434.1	458.7
Cash and cash equivalents — end of year	$418.8	$622.3	$434.1
Supplemental Information
Cash paid during the year for:
Income tax payments	$33.5	$38.8	$33.5
Interest paid	$93.6	$64.5	$63.2
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$23.3	$27.4	$40.1
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity
(dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Balance, December 31, 2010	$1,552.4	76	$3.8	52,116	$0.6	$652.8	$(74.0)	$833.7	$12.8	$1,429.7	$122.7
Comprehensive income (loss)	(60.5)							54.8	(110.2)	(55.4)	(5.1)
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Issuance of nonvested shares				—
Stock option and RSU expense	8.3					8.3				8.3
Exercise of stock options	1.5			122	—	1.5				1.5
Treasury shares related to nonvested stock vesting	(0.5)			(13)			(0.5)			(0.5)
Amortization of nonvested shares	3.4					3.4				3.4
Excess tax benefits (deficiencies) from stock-based compensation	1.0					1.0				1.0
Dividends paid to non-controlling interest	(3.8)										(3.8)
Repurchase of common shares	(62.5)			(2,529)			(62.5)			(62.5)
Other	(1.1)			2	—	(0.3)	0.5			0.2	(1.3)
Balance, December 31, 2011	$1,437.9	76	$3.8	49,698	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$1,325.4	$112.5
Comprehensive income (loss)	4.6							4.3	(7.2)	(2.9)	7.5
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	10.0					10.0				10.0
Exercise of stock options	0.1			14	—	0.1				0.1
Treasury shares related to nonvested stock vesting	(0.8)			(25)			(0.8)			(0.8)
Amortization of nonvested shares	2.3					2.3				2.3
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)					(0.6)				(0.6)
Dividends paid to non-controlling interest	(3.5)										(3.5)
Repurchase of common shares	(1.2)			(50)			(1.2)			(1.2)
Other	(0.3)			56	—	(1.8)	1.5			(0.3)	—
Balance, December 31, 2012	$1,448.2	76	$3.8	49,693	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$1,331.7	$116.5
Comprehensive income (loss)	(24.7)							(17.8)	(7.5)	(25.3)	0.6
Common stock dividends paid ($0.54 per share)	(26.7)							(26.7)		(26.7)
Preferred stock dividends paid	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	12.0					12.0				12.0
Exercise of stock options	0.6			51		(0.1)	0.7			0.6
Treasury shares related to nonvested stock vesting	(1.0)			(32)			(1.0)			(1.0)
Amortization of nonvested shares	1.0					1.0				1.0
Excess tax benefits (deficiencies) from stock-based compensation	(0.7)					(0.7)				(0.7)
Purchase of non-controlling interest	(4.0)					8.2				8.2	(12.2)
Dividends paid to non-controlling interest	(5.3)									—	(5.3)
Repurchase of shares	(19.5)			(597)			(19.5)			(19.5)
Conversion of Preferred Stock	—	(76)	$(3.8)	384		3.8				—
Other	0.2			99		(1.3)	1.5			0.2
Balance, December 31, 2013	$1,379.8	—	$—	49,598	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$1,280.2	$99.6
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation (the Company) is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company’s operations are divided into three reportable segments: North America, Europe and Mediterranean and Rest of World (ROW) which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. As of December 31, 2013, General Cable operated 56 manufacturing facilities, which includes 4 facilities owned by companies in which the Company has an equity investment, in 25 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Historically, the Company has not experienced material changes in estimates as it relates to the revenue recognized under the percentage of completion method. However, in the fourth quarter of 2012 changes in estimates across all submarine turnkey projects in the European segment resulted in a reduction to gross profit of $27.5 million, with $20.8 million of the reduction associated with one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility. Equipment failure at the German facility resulted in costs, for this particular project, related to cable damage, equipment repairs and ship rental of $13.3 million. Further revision of this project's profitability, due to changes in estimates, resulted in a reduction of margin by $7.5 million. There was no material impact to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2013 or 2011.
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
Earnings Per Share
Earnings per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Subordinated Convertible Notes, if applicable, and other potentially dilutive securities. Refer to discussion in Note 16 - Earnings Per Common Share.
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
Inventories
Approximately 85% of the Company's inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.
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
Restructuring Accruals
Over the last several years, the Company has incurred expenses as a result of cost reduction efforts. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In 2013 and 2012, the Company incurred $6.7 million and $7.5 million in charges related to actions taken at various operations in Europe to permanently reduce manufacturing personnel as well as severance expenses resulting from the recent North America acquisitions and the closure of a North American manufacturing facility. The liability was recorded in accordance with ASC 420 - Exit Costs; when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. Management estimates must be applied to determine when it is appropriate to record restructuring accruals as well as assumptions in calculating the restructuring accruals as employees could choose to voluntarily leave the Company forfeiting termination benefits. To the extent these assumptions and estimates change the Company could have future subsequent adjustments to the accrual balance.
Warranty Accruals
The Company provides service and product warranty policies on certain of its products. In accordance with ASC 450 - Contingencies, the Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Management estimates must be applied in determining the probability of specific claims as well as determining if the historical claims data will be indicative of future warranty claims. Adjustments are made to the accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.
Long-Term Debt
In accordance with ASC 470 - Debt, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Subordinated Convertible Notes. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the convertible option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for each of the aforementioned notes. In accordance with ASC 470 - Debt, the Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.
Derivative Financial Instruments
It is the company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. At December 31, 2013 there were no derivatives that were designated as cash flow hedges.

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
Fair Value of Financial Instruments
The Company carries derivative assets, derivative liabilities and marketable equity securities held in rabbi trust as part of the Company’s deferred compensation plan at fair value. The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement.
Pension Plans
The Company provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s Europe and Mediterranean and ROW businesses. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided by provisions in the Consolidated Balance Sheet and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims in 2013 and 2012. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (refer to Note 18 - Commitments and Contingencies for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exceptions in European, Mediterranean and Asian markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 360 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2013, 2012 and 2011 was $9.4 million, $21.9 million and $4.4 million, respectively.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2013, the Company’s largest supplier of copper rod accounted for approximately 95% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 50% of its North American aluminum purchases. The Company’s European operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased. The Company’s ROW segment internally produces the majority of its copper and aluminum rod production needs and obtains cathode and ingots from various suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased for operations in this segment.

In addition, Venezuela has foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollar and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to repatriate cash. Approximately 46% and 23% of the consolidated cash balance as of December 31, 2013 and December 31, 2012, respectively, was held in Venezuela. The operating cash flows attributable to Venezuela in 2013 is $97.4 million and $49.6 million for the years ended December 31, 2013 and 2012, respectively as compared to the Company's operating cash flows of $38.2 million and $272.6 million for the years ended December 31, 2013 and 2012, respectively .
Also, in Venezuela at December 31, 2013, $37.6 million of requests of U.S. dollars to settle U.S. dollar denominated intercompany payables remained pending with CADIVI, which we expect will be settled at the 6.30 BsF per U.S. dollar rate. Approximately $22.4 million of the requested settlements have been pending up to 30 days, $15.1 million have been pending up to 180 days, and $0.1 million have pending over 180 days. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2013, the Company had recorded a net deferred tax liability of $168.8 million ($49.3 million net current deferred tax asset less $218.1 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2013, the Company recorded a valuation allowance of $93.8 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $163.5 million, $150.4 million and $137.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $13.3 million, $10.7 million and $11.2 million in 2013, 2012 and 2011, respectively.

New Accounting Pronouncements
During the year ended December 31, 2013, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2013 or will become effective with respect to the Company in 2014:
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-02 (“ASU 2013-02”), “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which amends ASC 220, “Comprehensive Income.” The amended guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company has adopted the provisions of ASU 2013-02 as required.
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
Alcan Cable North America employs over 750 employees in North America and is a leading supplier of aluminum strip products and a leading supplier of both electrical and mechanical rod alloys around the globe. The acquisition was completed to create synergies, expand the range of product offerings, increase production capacity and complement the Company's current investments in Mexico.
The following table represents the purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

September 4, 2012
Cash	$—
Accounts receivable (1). (2)	74.7
Inventories(2)	70.7
Property, plant and equipment	72.7
Intangible assets	5.9
Goodwill(2)	3.5
Other current and noncurrent assets	2.2
Total assets	$229.7
Current liabilities(2)	$57.1
Other liabilities	1.3
Total liabilities	$58.4
(1) Accounts receivable is gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.
(2) Final purchase price accounting includes immaterial adjustments to Goodwill and other working capital accounts of approximately $4.3 million.

The primary factors that contributed to the acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill was the expansion of product lines and production capacity in the United States and Canada as well as the strategic benefit of adding additional presence in the Mexican market. The resulting goodwill is amortizable for tax purposes.
Productora de Cables Procables S.A.S. (“Procables”)
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables . The existing shareholders immediately prior to the subscription (the “Sellers” or “Minority Shareholders”) maintained control of the remaining 40% of the shares. The Company contributed $27.4 million to Procables in exchange for its 60% ownership interest. Procables used $24.0 million of the proceeds from the subscription to reduce its then existing debt of $48.1 million. The Company and the Minority Shareholders also agreed to certain put and call options with regard to the remaining 40% interest in Procables retained by the Minority Shareholders. For a 36-month period commencing on the fifth anniversary of the closing date, the Minority Shareholders may exercise a put option to sell their entire 40% interest in Procables to the Company. The Company shall be irrevocably obligated to purchase the shares (the "Put Option"). In addition, the Company has a call option (the "Call Option") to purchase the Minority Shareholders’ 40% interest in Procables, during the 36-month period commencing on the expiration of the Put Option period. The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per Share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness of the Company for the most recent audited fiscal year (“EBITDA average”). Refer to Note 15 - Redeemable Noncontrolling Interest for details of the put and call option. The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A.
Procables employs over 500 employees, through its two manufacturing facilities in Bogota and Barranquilla, Colombia, and offers a broad range of wire and cable products, including low and medium voltage power cables, building wire, industrial, communications, and bare aluminum conductors as well as operating copper and aluminum rod mills. The acquisition of Procables was completed to enhance the Company's presence in the Andean Region, create synergies, increase production capacity and complement the Company's existing investments in ROW.
The following table represents the purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

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

The following table represents the purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

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
Alcan Cable China employs over 300 employees in China and was completed to create synergies, expand the range of product offerings, increase production capacity and complement the Company's current investment in China.
The following table represents the purchase price allocation based on the estimated fair values, or other measurements as applicable, of the assets acquired and the liabilities assumed, in millions:

December 3, 2012
Cash	$8.4
Accounts receivable (1)	8.5
Inventories	20.5
Property, plant and equipment(2)	58.8
Intangible assets	—
Goodwill	—
Other current and noncurrent assets	0.2
Total assets	$96.4
Current liabilities	$18.6
Other liabilities(2)	20.1
Total liabilities	$38.7
(1) Accounts receivable is gross contractual value. As of the acquisition date, the fair value of accounts receivable approximated carrying value.
(2) Final purchase price accounting includes immaterial adjustments to Property, plant, and equipment and Other liabilities of approximately $20 million.
The following table presents selected financial information, in millions, except per share data, from the actual condensed consolidated results of operations for the Company for the year ended December 31, 2013, including the operations of the aforementioned acquisitions, and December 31, 2012, respectively, and presents selected financial information from unaudited pro forma condensed consolidated results of operations for the Company for the year ended December 31, 2013 and December 31,

2012, respectively, as though the acquisitions had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2011. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	Year Ended December 31,
	2012	2012	2011	2011
	(as reported)	(unaudited pro forma)	(as reported)	(unaudited pro forma)
Net sales	$6,059.5	$6,804.3	$5,808.2	$6,776.8
Net income (loss) attributable to Company common shareholders	$4.0	$22.7	$54.5	$54.0
Earnings (loss) per common share - assuming dilution	$0.08	$0.44	$1.02	$1.01
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
The Company also completed an acquisition in Brazil in 2012. The results of operations of the acquired business have been included in the Consolidated Financial Statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes. There were no material acquisitions in the year ended December 31, 2013. There were no material acquisitions in the year ended December 31, 2011. There were no divestitures in the years ended December 31, 2013, December 31, 2012 and December 31, 2011.
4. Other Income (Expense)
Other income and expense primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2013, 2012 and 2011, the Company recorded a $66.7 million loss, $2.9 million loss and a $31.7 million loss, respectively. For 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $3.9 million of foreign currency transaction losses which resulted from changes in exchange rates in the various regions in which the Company operates which include $17.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013, and losses of $21.9 million on derivative instruments which were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. For 2012, other expense was primarily attributable to $4.5 million of foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates and gains of $1.6 million on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. For 2011, other expense was primarily attributable to the $24.4 million attributable to foreign currency transaction losses which resulted from changes in exchange rates in the various countries in which the Company operates and losses of $6.1 million on derivative instruments which were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.

On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar. Due to the impact of the devaluation of its currency by the Venezuelan government, the Company recorded a pre-tax charge of $40.9 million in the first quarter of 2013 primarily related to the remeasurement of the local balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate. The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar. In the year ended December 31, 2013, Venezuela recorded foreign currency transaction gains of $17.0 million which resulted from copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013.

5. Inventories
Approximately 85% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value.

(in millions)	Dec 31, 2013	Dec 31, 2012
Raw materials	$319.1	$332.0
Work in process	190.1	211.8
Finished goods	730.4	729.8
Total	$1,239.6	$1,273.6
At December 31, 2013 and 2012, the Company had approximately $32.5 million and $27.3 million, respectively of consignment inventory at locations not operated by the Company with approximately 87% and 92%, respectively, of the consignment inventory located throughout the United States and Canada.
6. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2013	Dec 31, 2012
Land	$120.8	$124.8
Buildings and leasehold improvements	372.6	375.3
Machinery, equipment and office furnishings	1,290.6	1,257.1
Construction in progress	46.3	77.5
Total — gross book value	1,830.3	1,834.7
Less accumulated depreciation	(738.3)	(640.8)
Total — net book value	$1,092.0	$1,193.9
Depreciation expense totaled $118.6 million, $102.5 million and $97.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In the second half of 2013 the Company’s executive management decided to no longer import building wire product into the United States manufactured in its Mexico unit ("Mexico"). This change is considered significant to the Mexican operation due to the associated revenue, profit and the influence on the overall results in Mexico from this United States business. This change coupled with pricing pressures in the Mexico market and a history of losses caused the Company to perform an asset impairment analysis of its Mexican business in accordance with ASC 360 “Property, Plant and Equipment”. Based on the results of the analysis, the Company recorded an impairment charge of $14.0 million in the third quarter of 2013.

The Mexico results are reported within the ROW reporting segment. The Mexico operations and assets include machinery and equipment which manufactures power cables, building wire and telephone cables. These three product lines have a significant amount of shared costs including advertising, sales force, data processing, accounting, and general management. The Company manages its business at a total Mexico level and has similar distribution methods. Therefore, based on the reporting structure, the lowest level of which identifiable cash flows that can be determined is the Mexico unit.

The Company developed its internal forward business plans and 2014 outlook under the guidance of new local and regional leadership to determine the undiscounted expected future cash flows derived from the Mexican long lived assets. Based on the internal projections developed by executive management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. Since the undiscounted expected cash flows were less than the carrying value of the assets, the Company engaged a third party valuation firm to determine the amount of the impairment by determining the fair value of the Mexican long lived assets.  To determine the fair value of these assets, the Company first estimated the future cash flows associated with the Mexico business based on management's best estimates considering the likelihood of various outcomes.  Subsequently, the Company performed an appraisal of the Mexican machinery and equipment and real property assets utilizing standard valuation approaches. Based on the results of the analysis, the Company recorded an impairment charge of $14.0 million in the third quarter of 2013.

7. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

	Goodwill				Indefinite-lived assets — Trade names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2011	$2.3	$2.3	$166.8	$171.4	$2.4	$0.5	$132.2	$135.1
Acquisitions	11.6	—	3.7	15.3	—	—	—	—
Currency translation and other adjustments	(0.3)	(0.1)	1.3	0.9	—	—	0.7	0.7
Balance, December 31, 2012	$13.6	$2.2	$171.8	$187.6	$2.4	$0.5	$132.9	$135.8
Acquisitions	—	—	—	—	—	—	—	—
Currency translation and other adjustments	4.0	(0.2)	(6.8)	(3.0)	—	—	(5.0)	(5.0)
Balance, December 31, 2013	$17.6	$2.0	$165.0	$184.6	$2.4	$0.5	$127.9	$130.8
Acquisitions in the North America segment during 2012 include goodwill of $3.5 million related to the acquisition of Alcan Cable North America, $7.8 million related to the acquisition of Prestolite and $0.3 million related to immaterial acquisitions. The Procables acquisition resulted in $3.7 million of goodwill in the ROW segment in 2012.
The amounts of other intangible assets were as follows in millions of dollars:

	Dec 31, 2013	Dec 31, 2012
Amortized intangible assets:
Amortized intangible assets	$139.5	$140.1
Accumulated amortization	(85.8)	(73.3)
Foreign currency translation adjustment	(1.6)	0.3
Total Amortized intangible assets	$52.1	$67.1
Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2013 and 2012. As part of the acquisitions of Alcan Cable North America and Prestolite, the Company acquired certain customer relationships for which the fair market value as of September 4, 2012 and November 2, 2012 were $5.9 million and $11.7 million, respectively. Customer relationships have been determined to have a useful life in the range of 7 to 12 years, and the Company has accelerated the amortization expense to align with the historical customer attrition rates. The approximate weighted average useful life of the amortized intangible assets is 10 years. In addition, the Procables acquisition includes intangibles of $10.6 million related to a favorable lease contract at one of the manufacturing facilities. The Company will recognize the expense over the life of the ten year lease.
The amortization of intangible assets in 2013, 2012 and 2011 was $12.5 million, $11.5 million, and $12.4 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2014 — $11.7 million, 2015 — $10.7 million, 2016 — $9.8 million, 2017 — $7.3 million, and 2018 — $3.4 million and $9.2 million thereafter.

8. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2013	Dec 31, 2012
Payroll related accruals	$83.8	$83.5
Customers deposits and prepayments	93.2	113.8
Taxes other than income	36.5	45.2
Customer rebates	50.6	59.2
Insurance claims and related expenses	21.1	20.1
Current and deferred income tax liabilities	21.9	21.6
Derivative liability	7.0	8.8
Other accrued liabilities	120.8	143.9
Total	$434.9	$496.1
Restructuring Accrual
The Company has incurred expenses as a result of cost reduction efforts in recent years. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In 2013 and 2012, the Company incurred $6.7 million and $7.5 million in charges related to actions taken at various operations in Europe to permanently reduce manufacturing personnel as well as severance expenses resulting from the recent North America acquisitions and the closure of a North American manufacturing facility. Payments made in year ended December 31, 2013 were $4.6 million resulting in an accrual balance related to these actions of $2.5 million at December 31, 2013. The 2012 expenses were incurred and paid in 2012; therefore, the accrual balance at December 31, 2012 was immaterial. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan, were immaterial.
Warranty Accrual
The warranty accrual balance at December 31, 2013, 2012, and 2011 was $14.1 million, $12.8 million and $11.5 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to the accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.
Changes in the carrying amount of the service and product warranty accrual is below (in millions):

Balance, December 31, 2011	$11.5
Net provisions for warranties issued	5.8
Payments related to the warranty accrual	(4.7)
Foreign currency translation	0.2
Balance, December 31, 2012	12.8
Net provisions for warranties issued	5.6
Net benefits for warranties existing at the beginning of the year	(3.9)
Payments related to the warranty accrual	(0.9)
Foreign currency translation	0.5
Balance, December 31, 2013	$14.1

9. Long-Term Debt

(in millions)	Dec 31, 2013	Dec 31, 2012
North America
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(261.5)	(263.0)
0.875% Convertible Notes due 2013	—	355.0
Debt discount on 0.875% Convertible Notes due 2013	—	(20.4)
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	225.0	—
Other	9.0	9.0
Europe and Mediterranean
Spanish Term Loan	—	14.6
Credit facilities	17.0	14.7
Uncommitted accounts receivable facilities	—	4.0
Other	10.3	11.7
ROW
Credit facilities	232.6	170.0
Total debt	1,386.9	1,450.1
Less current maturities	250.3	511.2
Long-term debt	$1,136.6	$938.9
At December 31, 2013, maturities of long-term debt during the twelve month periods beginning December 31, 2014 through December 31, 2018 and thereafter were $250.3 million, $129.3 million, $1.2 million, $0.9 million and $225.9 million, respectively, and $779.3 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.
5.75% Senior Notes due 2022
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	December 31, 2013	December 31, 2012
Face Value	$600.0	$600.0
Fair Value (Level 2)	588.0	619.5
Stated Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Convertible Debt Instruments
The Company’s convertible debt instruments outstanding as of December 31, 2013 and 2012 were as follows:

	Subordinated Notes Due in 2029		0.875% Convertible Notes

(in millions)	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Face value	$429.5	$429.5	$—	$355.0
Debt discount	(261.5)	(263.0)	—	(20.4)
Book value	168.0	166.5	—	334.6
Fair value (Level 1)	462.8	464.1	—	349.7
Maturity date	Nov 2029		Nov 2013
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029		0.875% until Nov 2013
Interest payments	Semi-annually: May 15 & Nov 15		Semi-annually: May 15 & Nov 15
The 0.875% Convertible Notes were unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company’s wholly-owned U.S. subsidiaries.
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes were issued on December 18, 2009 in the amount of $429.5 million. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 18, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. There were no proceeds generated from the transaction and the Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the new subordinate notes due in 2029. Additional terms have been summarized in the table below.
0.875% Convertible Notes
The Company’s 0.875% Convertible Notes issued in November 2006 in the amount of $355.0 million matured on November 15, 2013.  The Company fully satisfied and extinguished these notes at maturity. The Company used cash on hand and borrowings under its Revolving Credit Facility to fund the retirement of the notes.

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

Share issuable upon conversion	The Company may issue additional share up to 11,686,075 under almost all conditions and up to 14,315,419 under the “make-whole” premium

Guarantee	None

(1)	In the event of a “fundamental change” or exceeding the aforementioned average pricing thresholds, the Company would be required to classify the amount outstanding as a current liability.

7.125% Senior Notes and Senior Floating Rate Notes

	Senior Floating Rate Notes
(in millions)	Dec 31, 2013	Dec 31, 2012
Face value	$125.0	$125.0
Fair value (Level 1)	124.1	122.7
Interest rate	2.6%	2.7%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries
Call Option (1)	Beginning Date		Percentage	Beginning Date		Percentage
	April 1, 2012	—	103.563%	April 1, 2009	—	102.0%
	April 1, 2013	—	102.375%	April 1, 2010	—	101.0%
	April 1, 2014	—	101.188%	April 1, 2011	—	100.0%
	April 1, 2015	—	100.000%

(1)	The Company may, at its option, redeem the Senior Floating Rate Notes on or after the following dates and percentages (plus accrued and unpaid interest due)
The Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur or guarantee additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which will permit the Company to declare and pay dividends or distributions so long as there is no default on the Notes and the Company meets certain financial conditions.
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
Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the Facility size to $700 million and then subsequently amended and restated on September 6, 2013, to, among other things, increase the facility size to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a maturity date of September 6, 2018. The Revolving Credit Facility includes a springing maturity concept. The springing maturity will automatically become December 31, 2014, which is applicable only if the Company's Senior Floating Rate Notes due 2015 are not, within 90 days of their maturity, repaid or refinanced with indebtedness that matures or is mandatorily redeemable or is redeemable at the option of the holders thereof not earlier than the date that is 6 months after September 6, 2018 unless, if such notes are not repaid or refinanced, there is at least $100 million of availability and the fixed charge coverage ratio is not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.9 million in 2013, $2.3 million in 2012 and $4.8 million in 2011 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility.

Indebtedness under our senior secured credit facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of our domestic assets and, (b) for Canadian and European borrowings under the facility, a first priority security interest in substantially all of our domestic and Canadian assets and certain assets of our Spanish, French and German subsidiaries party to the facility.   In addition, the lenders under our senior secured credit facility have received a pledge of (i) 100% of the equity interests in all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in in certain of our foreign subsidiaries, including our Canadian subsidiaries and our Spanish, French and German subsidiaries party to the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at interest rate bases elected by the Company plus an applicable margin calculated quarterly based on the Company's average availability as set forth in the credit agreement. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
The Company's Revolving Credit Facility as of the respective dates is summarized in the table below:

	Revolving Credit Facility
(in millions)	Dec 31, 2013	Dec 31, 2012
Outstanding borrowings	$225.0	$—
Total credit under facility	1,000.0	700.0
Undrawn availability(1)	298.4	515.3
Interest rate	2.0%	1.5%
Outstanding letters of credit	$112.7	$18.3
Original issuance	Jul 2011	Jul 2011
Maturity date	Sept 2018	Jul 2017

(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2013 is $102.1 million, $53.1 million and $143.2 million, respectively. Total undrawn availability for the U.S. borrower, and the Canadian borrower at December 31, 2012 was $471.0 million and $44.3 million , respectively.
Spanish Term Loans
The table below provides a summary of the Company’s Spanish Term Loans and corresponding fixed interest rate swaps. In 2013, the Company repaid the outstanding obligations of the Spanish Term Loans.

	Spanish Term Loans
(in millions)	Dec 31, 2013	Dec 31, 2012
Outstanding borrowings	$—	$14.6
Fair Value (Level 2)	—	14.8
Interest rate — weighted average	—%	3.7%
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	Dec 31, 2013	Dec 31, 2012
Outstanding borrowings	$17.0	$14.7
Undrawn availability	48.8	82.5
Interest rate — weighted average	6.7%	6.4%
Maturity date	Various; all due within 1 year
Europe and Mediterranean Uncommitted Accounts Receivable Facilities
The Company’s Europe and Mediterranean uncommitted accounts receivable facilities are summarized in the table below:

	Uncommitted Accounts Receivable Facilities
(in millions)	Dec 31, 2013	Dec 31, 2012
Outstanding borrowings	$—	$4.0
Undrawn availability	—	42.8
Interest rate — weighted average	—%	2.1%
The credit facilities held by the Company’s European subsidiary are subject to certain financial ratios of the Company’s European subsidiaries, which includes minimum net equity and net debt to EBITDA (earnings before interest, taxes, depreciation and amortization).
ROW credit facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	Dec 31, 2013	Dec 31, 2012
Outstanding borrowings	$232.6	$170.0
Undrawn availability	302.2	336.9
Interest rate — weighted average	4.6%	5.5%
Maturity date	Various; $230.8 million due within one year
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. Certain credit facilities are subject to financial covenants including certain financial tests and ratios.
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
In 2013 the Company repaid the outstanding obligations of the Spanish Term Loans. The Company utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company had entered into interest rate swaps on the Company’s Spanish Term Loans, as discussed in Note 9 - Long-Term Debt. The Company did not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which are designated as and qualify as cash flow hedges are based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments.
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
We account for these commodity instruments and foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the items being hedged are realized. There are no derivatives that are designated as cash flow hedges at December 31, 2013. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2013 and December 31, 2012 are shown below (in millions).

	December 31, 2013			December 31, 2012
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives designated as cash flow hedges:
Interest rate swaps	$—	$—	$—	$15.3	$—	$0.2
Commodity futures	—	—	—	22.8	0.2	1.1
Foreign currency exchange	—	—	—	60.7	0.4	0.6
		$—	$—		$0.6	$1.9
(in millions)
Derivatives not designated as cash flow hedges:
Commodity futures	$173.7	$1.2	$7.6	$206.0	$3.3	$4.9
Foreign currency exchange	223.2	$6.0	1.7	253.7	3.2	3.3
		$7.2	$9.3		$6.5	$8.2

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”
As of  December 31, 2013 and December 31, 2012, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheet.  As of  December 31, 2013 and December 31, 2012 the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2013 there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. As of December 31, 2012 there were contracts held by the Company that required $0.7 million in collateral to secure the Company's derivative liability positions.
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

	Year ended December 31, 2013
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI	Ineffective portion and amount excluded from effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)[1]	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$(0.1)	$—	Interest Expense
Commodity futures	(1.3)	(1.9)	—	Cost of Sales
Total	$(1.2)	$(2.0)	$—

	Year ended December 31, 2012
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI	Ineffective portion and amount excluded from effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.3	$—	$—	Interest Expense
Commodity futures	4.8	(3.3)	(0.3)	Cost of Sales
Foreign currency exchange	(0.2)	(1.1)	—	Other income /(expense)
Total	$4.9	$(4.4)	$(0.3)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.

For derivative instruments that are not designated as cash flow hedges the unrealized gain or loss on the derivatives is reported in current earnings. For the year ended December 31, 2013, the Company recorded a loss of $20.1 million for derivative instruments not designated as cash flow hedges in other income (expense). For the year ended December 31, 2012, the Company recorded a gain of $3.0 million for derivative instruments not designated as cash flow hedges in other income (expense). No pre-tax gains or losses are expected to be reclassified into earnings from other comprehensive income during 2014.
Other Forward Pricing Agreements
In the normal course of business, General Cable enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2013 and 2012, General Cable had $10.1 million and $37.7 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2013 and 2012, General Cable had an unrealized gain of $0.5 million and an unrealized gain of $0.3 million, respectively, related to these transactions. The fair market value of the forward pricing agreements was $10.6 million and $38.0 million at December 31, 2013 and 2012, respectively. General Cable expects the unrealized losses under these agreements to offset firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of December 31, 2013 or 2012.

11. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
United States	$2.0	$38.4	$51.2
Foreign	25.0	48.5	40.2
Total	$27.0	$86.9	$91.4
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Current tax expense (benefit):
Federal	$(11.5)	$12.0	$(8.6)
State	(0.2)	3.4	(0.4)
Foreign	51.9	52.6	40.2
Deferred tax expense (benefit):
Federal	9.0	5.7	19.3
State	(0.6)	(0.6)	1.7
Foreign	(9.8)	5.5	(13.6)
Total	$38.8	$78.6	$38.6
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Income tax expense (benefit) at Federal statutory tax rate	$9.4	$30.4	$32.0
Foreign tax rate differential	(5.1)	(0.2)	0.1
Foreign withholding tax and surcharges	7.3	4.7	3.4
Change in valuation allowance	24.8	31.2	5.3
Change in uncertain tax positions	9.2	11.7	(4.8)
Nondeductible / nontaxable items	(6.8)	(0.3)	1.9
Other (net)	—	1.1	0.7
Total	$38.8	$78.6	$38.6

The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2013	Dec 31, 2012
Deferred tax assets:
Net operating loss carryforwards	$98.3	$78.6
Pension and retiree benefits accruals	33.0	46.4
Inventory	12.8	20.0
Depreciation and fixed assets	12.0	7.7
Tax credit carryforwards	9.3	6.5
Other liabilities	67.7	49.8
Valuation allowance	(93.8)	(77.8)
Total deferred tax assets	139.3	131.2
Deferred tax liabilities:
Convertible debt discount	165.7	147.7
Inventory	1.2	1.5
Depreciation and fixed assets	87.4	89.1
Intangibles	42.8	58.8
Other	11.0	6.3
Total deferred tax liabilities	308.1	303.4
Net deferred tax assets (liabilities)	$(168.8)	$(172.2)

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

In the fourth quarter of 2012, a valuation allowance was also recorded against deferred tax assets in the Company's German business unit. The German business unit incurred an equipment failure in the fourth quarter that adversely impacted its ability to meet its contractual obligations for its large project work and reduced profit expectations. In addition, the German business was encountering certain other project delay/cancellation and warranty issues. After weighing all positive and negative evidence, including the three year cumulative loss position, and factoring in prudent and feasible tax planning strategies, management judged that it was not more likely than not that a future tax benefit for the deferred tax assets of its German business would be realized.

Tax expense of $8.3 million was recorded in 2012 to establish a full valuation allowance against German deferred tax assets, none of which related to a beginning of the year net deferred tax asset position.

A full valuation allowance was also recorded in the fourth quarter of 2012 for the Company's Colombian distribution business since it was rendered redundant by the fourth quarter acquisition of Procables. The Colombian distribution business is winding down and is expected to generate losses until the business is terminated. Tax expense of $1.1 million was recorded in 2012 to establish a full valuation allowance against the Colombian deferred tax assets, of which $0.2 million related to the beginning of the year net deferred tax asset position.
As of December 31, 2013, the Company has recorded approximately $93.8 million of valuation allowance to adjust deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
The Company has recognized deferred tax assets of approximately $14.7 million for tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
United States	$16.0	2033
New Zealand	$10.3	Indefinite
Spain	8.1	2026 - 2028
Others	11.4	Various
Total	$45.8
The Company also has various foreign subsidiaries with approximately $280 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
The Company does not provide for deferred taxes on the excess of the financial reporting over the tax basis in investments in foreign subsidiaries that are indefinitely reinvested. These basis differences would become taxable upon the repatriation of assets from the foreign subsidiaries or a sale or liquidation of the foreign subsidiaries. The temporary difference for these basis differences was approximately $850 million as of December 31, 2013. The determination of the additional tax expense that would be incurred upon repatriation of assets or disposition of foreign subsidiaries is not practical because of the complexities and variables inherent in the hypothetical calculation.
The Company applies ASC 740 - Income Taxes in determining unrecognized tax benefits. ASC 740 - Income Taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Unrecognized Tax Benefit — Beginning balance	$64.2	$58.8	$66.1
Gross Increases — Tax Positions in Prior Period	0.8	3.4	2.1
Gross Decreases — Tax Positions in Prior Period	(0.9)	(4.2)	(4.9)
Gross Increases — Tax Positions in Current Period	8.9	15.1	8.0
Settlements	(4.5)	—	(0.3)
Lapse of Statute of Limitations	(3.6)	(9.6)	(11.4)
Foreign Currency Translation	(7.2)	0.7	(0.8)
Unrecognized Tax Benefit — Ending Balance	$57.7	$64.2	$58.8
Included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 are $55.4 million, $61.7 million and $54.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2013, 2012 and 2011 are $2.3 million, $2.5 million and $4.5 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $0.7 million and interest of $3.8 million during 2013 and in total, as of December 31, 2013, has recognized a liability for penalties of $7.6 million and interest of $15.4 million. During 2012 and 2011, the Company accrued penalties of $1.2 million and $(1.1) million, respectively, and interest of $2.4 million and $0.7 million, respectively, and in total, as of December 31, 2012 and 2011, had recognized liabilities for penalties of $7.8 million and $6.5 million, respectively and interest of $13.8 million and $11.4 million, respectively.
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
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service are 2007 — 2013. With limited exceptions, tax years prior to 2008 are no longer open in major foreign, state or local tax jurisdictions.
On September 13, 2013, the U.S Treasury Department issued final regulations addressing the deduction and capitalization of expenditures related to tangible property.  The final regulations, which are generally effective for tax years beginning on or after January 1, 2014 but may be adopted in earlier years, will require the Company to assess the need to make tax method changes related to the treatment of costs incurred to acquire or improve tangible property.  These method changes will not have an impact on total tax expense, but may result in either offsetting increases and decreases in current taxes payable and deferred taxes or offsetting shifts within the components of deferred taxes.  Based on its initial analysis, and pending further analysis to be completed in 2014, the Company has reached a preliminary conclusion that it will elect to early adopt portions of the final regulations on its 2013 federal income tax return and will defer adoption of certain other portions of the regulations until 2014.  The impact of the changes adopted for 2013 was not material to the Company’s consolidated financial position or results of operations.  The tangible property regulations may require the Company to make additional tax method changes as of January 1, 2014, but the Company does not expect the impact of these changes to be material to its consolidated financial position or results of operations.
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
Defined Benefit Pension Plans
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Changes in Benefit Obligation:
Beginning benefit obligation	$180.4	$167.2	$158.5	$114.2
Impact of foreign currency exchange rate change	—	—	(8.9)	—
Acquisitions	—	—	—	19.1
Service cost	1.9	1.8	6.5	4.3
Interest cost	7.2	7.7	5.9	6.1
Settlement (gain) loss	—	—	(3.7)	(2.5)
Benefits paid	(10.1)	(9.9)	(5.0)	(4.1)
Employee contributions	—	—	0.6	0.2
Amendments / Change in assumptions	(0.1)	0.1	(2.3)	4.0
Actuarial (gain) loss	(9.4)	13.5	(8.7)	17.2
Ending benefit obligation	$169.9	$180.4	$142.9	$158.5
Changes in Plan Assets:
Beginning fair value of plan assets	$129.1	$126.6	$46.1	$40.1
Impact of foreign currency exchange rate change	—	—	(3.4)	0.5
Acquisitions	—	—	—	16.9
Employee contributions	—	—	0.6	—
Actual return on plan assets	23.4	11.9	6.3	2.5
Company contributions	0.5	0.5	10.7	8.0
Settlements	—	—	(3.7)	(17.8)
Benefits paid	(10.1)	(9.9)	(5.0)	(4.1)
Ending fair value of plan assets	$142.9	$129.1	$51.6	$46.1
Funded status at end of year	$(27.0)	$(51.3)	$(91.3)	$(112.4)
Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$6.3	$0.2
Accrued liabilities	$(0.4)	$(0.4)	$(5.2)	$(5.7)
Other liabilities	$(26.6)	$(50.9)	$(92.4)	$(106.9)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$55.4	$87.6	$17.1	$31.2
Prior service cost	0.4	0.4	5.7	8.9
Transition obligation	—	—	0.3	0.5
	$55.8	$88.0	$23.1	$40.6
The accumulated benefit obligation for US defined benefit retirement pension plans was $169.4 million and $179.4 million for 2013 and 2012, respectively. The accumulated benefit obligation for Non-US defined benefit retirement pension plans was $104.5 million and $136.1 million for 2013 and 2012, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Projected benefit obligation	$169.9	$180.4	$115.4	$149.7
Accumulated benefit obligation	169.4	179.4	104.5	136.1
Fair value of the plan assets	142.9	129.0	49.6	44.2

Pension expense included the following components (in millions):

	U.S. Plans Year ended			Non-U.S. Plans Year ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Pension expense:
Service cost	$1.9	$1.8	$1.4	$6.5	$4.3	$3.1
Interest cost	7.2	7.7	8.1	5.9	6.1	5.7
Expected return on plan assets	(9.4)	(9.1)	(10.6)	(2.7)	(2.0)	(2.4)
Amortization of prior service cost	0.1	0.1	0.1	1.2	1.4	0.3
Amortization of net loss	8.5	8.3	5.1	1.2	1.2	1.2
Amortization of transition obligation	—	—	—	0.1	0.2	0.2
Curtailment (gain) loss	—	—	—	—	—	—
Settlement (gain) loss	—	—	—	0.1	0.1	0.3
Net pension expense	$8.3	$8.8	$4.1	$12.3	$11.3	$8.4
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $5.2 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $1.2 million.
General Cable evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2013	Dec 31, 2012
Discount rate	4.85%	4.10%	4.36%	4.20%
Expected rate of increase in future compensation levels	2.00%	2.00%	3.85%	4.10%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Discount rate	4.12%	4.70%	5.40%	4.26%	5.10%	5.60%
Expected rate of increase in future compensation levels	2.00%	2.00%	2.00%	3.94%	6.10%	4.30%
Long-term expected rate of return on plan assets	7.50%	7.50%	8.50%	6.09%	4.50%	7.20%
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 54% of equity investments and 46% of fixed-income investments at December 31, 2013 and 66% of equity investments and 34% of fixed-income investments at December 31, 2012.

Approximately 41% and 31% of plan assets were concentrated in two mutual funds as of December 31, 2013 and 2012, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 57% allocated to equity investments, 40% to fixed-income investments and 3% to other investments. The actual weighted-average asset allocations were 63% of equity investments, 37% of fixed-income investments and 0% of other investments at December 31, 2013 and 58% of equity investments, 40% of fixed-income investments and 3% of other investments at December 31, 2012. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The Company determined the fair market values of the pension plan assets based on the fair value hierarchy established in ASC 820 - Fair Value Measurement. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The fair values of pension plan assets are primarily traded in active markets. For those that are not traded in active markets, the fair value is determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the asset. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for pension assets where observable market inputs are less readily available or are unobservable. The fair values of pension assets include adjustments for market liquidity, counterparty credit quality. The fair value of the Company’s pension plan assets at December 31, 2013 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$76.7	$76.6	$0.1	$—
Mutual Funds	89.5	58.9	30.6	—
Short Term Investments	2.3	—	2.3	—
Equitable Contract	1.2	—	1.2	—
Fixed Income	20.8	—	20.8	—
Coal Lease (1)	4.0	—	—	4.0
Total	$194.5	$135.5	$55.0	$4.0
The fair value of the Company’s pension plan assets at December 31, 2012 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$77.3	$77.2	$0.1	$—
Mutual Funds	54.7	37.9	16.8	—
Short Term Investments	2.1	—	2.1	—
Equitable Contract	1.3	—	1.3	—
Fixed Income	11.5	—	11.5	—
Coal Lease (1)	4.2	—	—	4.2
Total	$151.1	$115.1	$31.8	$4.2

(1)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2012	$4.4
Change in fair value of plan assets	(0.2)
Purchases, sales, transfers, and settlements	—
Ending balance December 31, 2012	$4.2
Change in fair value of plan assets	(0.2)
Purchases, sales, transfers, and settlements	—
Ending balance at December 31, 2013	$4.0
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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, so 2014 expense for the pension plans will be based on the weighted-average discount rate of 4.9% for U.S. defined benefit pension plans and 4.4% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at a minimum, $13.2 million to its defined benefit pension plans for 2014. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $17.5 million in 2014, $17.6 million in 2015, $17.5 million in 2016, $18.1 million in 2017, $17.8 million in 2018 and $97.6 million from 2019 through 2023.

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
Postretirement Benefits Other Than Pensions
General Cable has postretirement benefit plans that provide medical and life insurance for certain retirees and eligible dependents. General Cable funds the plans as claims or insurance premiums are incurred. The changes in accrued postretirement benefits were as follows (in millions):

	Dec 31, 2013	Dec 31, 2012
Changes in Benefit Obligation:
Beginning benefit obligation	$6.3	$7.1
Service cost	0.1	0.1
Interest cost	0.2	0.2
Actuarial loss	(1.1)	(0.4)
Benefits paid	(0.6)	(0.8)
Foreign currency impact	0.1	0.1
Ending benefit obligation	$5.0	$6.3
Funded status at end of year	$(5.0)	$(6.3)
Amounts Recognized in Consolidated Balance Sheets:
Accrued liabilities	$(0.6)	$(0.9)
Other liabilities	$(4.4)	$(5.4)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$(0.3)	$0.6
Prior service cost	(0.2)	(0.2)
	$(0.5)	$0.4

Net postretirement benefit expense included the following components (in millions):

	Year ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Postretirement benefit expense:
Service cost	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.3
Amortization of prior service cost	—	—	(0.1)
Amortization of net loss	0.1	—	0.1
Net postretirement benefit expense	$0.4	$0.3	$0.4
The estimated net (gain) loss and prior service cost for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net postretirement benefit expense over the next fiscal year will be immaterial in the coming year.
The discount rate used in determining the accumulated postretirement benefit obligation was 2.95% for the year ended December 31, 2013, 3.00% for the year ended December 31, 2012 and 3.50% for the year ended December 31, 2011. The discount rate used in determining the net postretirement benefit expense was 3.70% for the year ended December 31, 2013, 3.5% for the year ended December 31, 2012 and 4.25% for the year ended December 31, 2011. The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation in 2013 was 8.00% decreasing gradually to 4.50% in year 2019 and thereafter, in 2012 was 8.00%, decreasing gradually to 4.50% in year 2019 and thereafter and in 2011 was 8.50% decreasing gradually to 4.50% in year 2019 and thereafter. Increasing the assumed health-care cost trend rate by 1% would result in an increase in the accumulated postretirement benefit obligation of $0.2 million for 2013. The effect of this change would increase net postretirement benefit expense by less than $0.1 million. Decreasing the assumed health-care cost trend rate by 1% would result in a decrease in the accumulated postretirement benefit obligation of $0.2 million for 2013. The effect of this change would decrease net postretirement benefit expense by less than $0.1 million.
The estimated future benefit payments expected to be paid for the Company’s postretirement benefits other than pensions are $0.7 million in 2014, $0.6 million in 2015, $0.6 million in 2016, $0.6 million in 2017, $0.5 million in 2018 and $2.0 million and thereafter.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $12.0 million, $10.0 million and $9.3 million, respectively, for the years ended December 31, 2013, 2012 and 2011.
13. Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The components of accumulated other comprehensive income (loss) as of December 31, 2013 and December 31, 2012, respectively, consisted of the following (in millions):

	Fiscal Years Ended
	December 31, 2013		December 31, 2012
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(67.1)	$(24.5)	$(27.9)	$(16.8)
Pension adjustments, net of tax	(52.6)	(2.9)	(84.4)	(3.1)
Change in fair value of derivatives, net of tax	—	—	0.1	(0.4)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(112.1)	$(27.4)	$(104.6)	$(20.3)

The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2012 to December 31, 2013 including the effect of significant reclassifications out of accumulated other comprehensive income as required by ASC 2013-02 (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Change in fair value of derivatives	Deferred stock held in rabbi trust	Other	Total
Balance, December 31, 2012	$(27.9)	$(84.4)	$0.1	$7.3	$0.3	$(104.6)
Other comprehensive income before reclassifications	(39.2)	13.6	(0.8)	—	—	(26.4)
Amounts reclassified from accumulated other comprehensive income	—	18.2	0.7	—	—	18.9
Net current - period other comprehensive income (loss)	(39.2)	31.8	(0.1)	—	—	(7.5)
Balance, December 31, 2013	$(67.1)	$(52.6)	$—	$7.3	$0.3	$(112.1)
The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013 (in millions, net of tax):

	Year Ended,
	December 31, 2013
	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Change in fair value of derivatives:
Commodity contracts	$0.7	Cost of Sales
Total - Change in fair value of derivatives	0.7
Amortization of defined pension items
Prior service cost	1.7	SG&A
Net loss	16.5	SG&A
Total - Amortization of defined benefit pension items	18.2
Total	$18.9
Stock Repurchase Programs
On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program, the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the year ended December 31, 2013. Under the prior stock repurchase program the Company purchased $1.2 million, or 50,000 common shares at an average price of $24.80 per share, during the year ended December 31, 2012. The Company’s future repurchase of shares is subject to the terms of the Company's Revolving Credit Facility and the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes.

Preferred Stock
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003. Zero shares and 76,002 were outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2013 and 2012, respectively. The Company’s outstanding shares of the Series A preferred stock were to be mandatorily redeemed on November 24, 2013. Prior to the redemption date, all but two shareholders elected to convert their shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Series A preferred stock.  As a result of the conversions and mandatory redemption, as of November 25, 2013, no shares of the Series A preferred stock were outstanding.

Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per quarter. During the year ended December 31, 2013, the Company paid in total approximately $26.7 million to all common shareholders of record, or $0.54 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of Delaware General Corporation law.
Deferred Compensation Plan
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
The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the Trust was $42.0 million and $38.1 million as of December 31, 2013 and 2012, respectively. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at December 31, 2013 and December 31, 2012 was $22.2 million and $17.7 million, respectively, and is classified as “other non-current assets” in the consolidated balance sheets. Amounts payable to the plan participants at December 31, 2013 and 2012, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, was $24.2 million and $19.8 million, respectively, and is classified as “other liabilities” in the consolidated balance sheets.
In accordance with ASC 710 - Compensation — General, all market value fluctuations of the Trust assets, exclusive of the shares of nonvested and subsequently vested stock and restricted stock of the Company, are effectively offset by changes in the market value of the deferred compensation liability held by the Trust, which are included as compensation expense in the consolidated statements of operations and comprehensive income (loss). Prior to 2012, management had classified the mutual fund assets as available for sale; as such, changes in the value of these investments were recorded in accumulated other comprehensive income.
14. Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the years ended December 31, 2013, 2012 and 2011. The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.

	Year Ended
(in millions)	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Non-qualified stock option expense	$5.5	$4.9	$4.8
Non-vested stock awards expense	0.2	1.7	2.8
Stock unit awards	5.2	4.5	3.1
Performance-based non-vested stock awards expense	2.0	1.4	1.0
Total pre-tax share-based compensation expense	$12.9	$12.5	$11.7
Excess tax benefit (deficiency) on share-based compensation (1)	$(0.7)	$(0.6)	$1.0

(1)	Cash inflows (outflows) recognized as financing and operating activities in the Company’s consolidated statement of cash flows
During the years ended December 31, 2013, 2012 and 2011, cash received from stock option exercises was $0.7 million, $0.1 million and $1.5 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $0.4 million, $0.1 million and $1.0 million, respectively. The $5.0 million and $3.6 million tax deductions for all share-based compensation for the years ended December 31, 2013 and 2012, respectively, includes $(0.7) million and $(0.6) million of excess tax benefits (deficiencies). The 2013 deficiency does not impact cash flow due to the US tax loss carry forward position. The 2012 deficiency is classified as a cash outflow of financing activities and a cash inflow from operating activities. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 - Compensation — Stock Compensation.
The Company currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. There have been no material modifications made to these plans during the year ended December 31, 2013 or 2012. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 5.8 million shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 2.3 million at December 31, 2013.
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
Stock Options
All options awarded under the 2005 Plan have a term of 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. The majority of the options granted under the 2000 Plan will expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. A summary of stock option activity for the year ended December 31, 2013 is as follows (options in thousands and aggregate intrinsic value in millions):

		Weighted Average	Weighted Average Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2012	1,814.8	$32.99	5.9 years	$9.5
Granted	334.0	35.24
Exercised	(50.5)	13.33
Forfeited or Expired	(154.2)	41.92
Outstanding as of December 31, 2013	1,944.1	$33.18	6.1 years	$7.0
Exercisable at December 31, 2013	1,342.1	$32.31	4.9 years	$7.0
Options expected to vest in the next twelve months	277.3	$35.99	8.3 years	$—
During the years ended December 31, 2013, 2012 and 2011, the weighted average grant date fair value of options granted was $35.24, $32.50 and $24.11, respectively, the total intrinsic value of options exercised was $1.0 million, $0.3 million, and $2.8 million, respectively, and the total fair value of options vested during the periods was $20.8 million, $18.7 million, and $14.3 million, respectively. At December 31, 2013 and 2012, the total compensation cost related to nonvested options not yet recognized was $4.1 million and $3.4 million with a weighted average expense recognition period of 1.9 years and 1.8 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Risk-free interest rate (1)	0.6%	1.0%	2.4%
Expected dividend yield (2)	0	0	N/A
Expected option life (3)	4.4 years	5.0 years	5.0 years
Expected stock price volatility (4)	67.8%	68.0%	65.6%
Weighted average fair value of options granted	$18.60	$18.20	$24.11

(1)
Risk-free interest rate — This is the U.S. Treasury rate at the grant date having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(2)
Expected dividend yield — The Company did not pay dividends in the year ended December 31, 2012; therefore compensation expense was not decreased. The assumptions for the compensation expense were set at the beginning of the year prior to the Company deciding to pay dividends in 2013; as the Company did not expect to pay dividends in 2013 there was no effect on compensation expense in the year ended December 31, 2013.

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

Additional information regarding options outstanding as of December 31, 2013 is as follows (options in thousands):

Range of Option Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0 -$14	76.6	$11.90	1.1	76.6	$11.90
$14 - $28	747.2	$21.80	5.0	747.2	$21.80
$28 -$42	640.0	$33.93	8.7	102.0	$32.50
$42 - $56	274.0	$45.29	5.9	210.0	$46.02
$56 - $70	206.3	$63.87	4.0	206.3	$63.87
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
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2013, is as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	853.9	$30.26
Granted	301.2	34.83
Vested	(201.2)	30.81
Forfeited	(62.0)	24.94
Balance, December 31, 2013	891.9	$32.02
The weighted-average grant date fair value of all nonvested shares and restricted stock units granted, the total fair value (in millions) of all nonvested shares and restricted stock units granted, and the fair value (in millions) of all nonvested shares and restricted stock units that have vested during each of the past three years is as follows:

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Weighted-average grant date fair value of nonvested shares granted	$34.83	$29.65	$39.94
Fair value of nonvested shares granted	$10.5	$9.1	$7.9
Fair value of shares vested	$6.2	$7.0	$2.5
As of December 31, 2013, there was $13.4 million of total unrecognized compensation cost related to all nonvested stock and restricted stock units. The cost is expected to be recognized over a weighted average period of 2.46 years. There are 237 thousand nonvested stock and restricted stock units with a weighted average grant price of $29.52 and a fair value of $7.0 million expected to vest in 2014.

15. Redeemable Noncontrolling Interest
The Company acquired 60% of Procables on October 1, 2012 and entered into certain option agreements with the Minority Shareholders; refer to Note 3 - Acquisitions and Divestitures for additional details. The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires classification of the Minority Shareholder's interest in the Consolidated Balance Sheet outside of equity under caption “Redeemable Noncontrolling Interest”.
The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At December 31, 2013, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net Income.
The following is a rollforward of the redeemable noncontrolling interest (in millions):

Balance, December 31, 2012	$18.6
Foreign currency translation	(1.6)
Balance, December 31, 2013	$17.0

16. Earnings Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. For the years ended December 31, 2012 and 2011, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company’s common stock or holders of unvested share-based payment awards (restricted stock).
A reconciliation of the numerator and denominator of earnings per common share-basic to earnings per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Earnings per share — basic:
Net income attributable to Company common shareholders	$(18.1)	$4.0	$54.5
Less: Net income allocated to participating securities(4)	0.1	—	—
Net income (loss) for basic EPS computations(1)	(18.2)	4.0	54.5
Weighted average shares outstanding for basic EPS computation (2,3)	49.4	49.7	51.9
Earnings per common share — basic (3)	$(0.37)	$0.08	$1.05
Earnings per share — assuming dilution:
Net income attributable to Company common shareholders	$(18.1)	$4.0	$54.5
Add: Preferred stock dividends on convertible stock	—	0.3	0.3
Net income attributable to Company common shareholders — for diluted EPS computation (1)	$(18.1)	$4.3	$54.8
Weighted average shares outstanding including nonvested shares	49.4	49.7	51.9
Dilutive effect of convertible bonds	—	—	0.6
Dilutive effect of stock options and restricted stock units	—	1.0	0.8
Dilutive effect of assumed conversion of preferred stock	—	0.4	0.4
Weighted average shares outstanding for diluted EPS computation (2)	49.4	51.1	53.7
Earnings per common share — assuming dilution	$(0.37)	$0.08	$1.02

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings in the calculation above.
On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. Refer to Note 13 - Total Equity for additional details regarding the share repurchase program.
As of December 31, 2013, 2012 and 2011, there were approximately 288 thousand, 553 thousand, and 506 thousand stock options excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes.
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2013 or December 31, 2012. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the year ended December 31, 2013 intersegment sales in North America were $20.6 million. In Europe and Mediterranean intersegment sales were $33.3 million and in ROW intersegment sales were $68.6 million for the year ended December 31, 2013. For the year ended December 31, 2012 intersegment sales in North America were $27.1 million. In Europe and Mediterranean intersegment sales were $22.1 million and in ROW intersegment sales were $95.5 million for the year ended December 31, 2012. For the year ended December 31, 2011 intersegment sales in North America were $28.8 million. In Europe and Mediterranean intersegment sales were $24.8 million and in ROW intersegment sales were $38.1 million for the year ended December 31, 2011. The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.
Corporate assets include cash, deferred income taxes, certain property, including property held for sale and prepaid expenses and other certain current and non-current assets.

	Year Ended
(in millions)	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Net Sales:
North America	$2,751.6	$2,340.2	$2,120.2
Europe and Mediterranean	1,629.6	1,684.2	1,737.9
ROW	2,040.0	2,035.1	1,950.1
Total	$6,421.2	$6,059.5	$5,808.2
Segment Operating Income (Loss):
North America	$129.8	$126.1	$121.8
Europe and Mediterranean	(0.3)	(13.0)	30.3
ROW	82.2	86.3	62.5
Total	$211.7	$199.4	$214.6
Capital Expenditures:
North America	$33.5	$25.3	$22.2
Europe and Mediterranean	18.4	35.3	41.1
ROW	37.2	48.0	58.2
Total	$89.1	$108.6	$121.5
Depreciation Expense:
North America	$40.3	$30.0	$27.2
Europe and Mediterranean	40.3	38.0	38.3
ROW	38.0	34.5	32.1
Total	$118.6	$102.5	$97.6
Total Assets:
North America	$1,342.0	$1,483.4
Europe and Mediterranean	1,232.8	1,329.6
ROW	2,004.1	2,119.6
Total	$4,578.9	$4,932.6
Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Electric Utility	$2,148.5	$2,004.8	$1,792.8
Electrical Infrastructure	1,674.2	1,611.5	1,708.3
Construction	1,568.9	1,519.0	1,395.3
Communications	713.0	651.2	655.3
Rod Mill Products	316.6	273.0	256.5
Total	$6,421.2	$6,059.5	$5,808.2

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Long-lived Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2013	Dec 31, 2012
United States	$1,919.8	$1,859.5	$1,712.2	$331.7	$337.9
Canada	708.0	441.3	379.8	49.3	45.6
France	469.4	494.9	506.0	72.6	78.3
Brazil	421.3	477.6	420.4	105.0	121.3
Spain	280.7	319.0	400.1	166.0	169.8
Others	2,622.0	2,467.2	2,389.7	847.8	929.2
Total	$6,421.2	$6,059.5	$5,808.2	$1,572.4	$1,682.1
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
At December 31, 2013 and 2012, the Company had an accrued liability of approximately $3.1 million and 1.9 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of December 31, 2013, General Cable was a defendant in approximately 29,133 cases brought in Federal District Courts throughout the United States. In calendar years 2013, 2012 and 2011, 133, 113, and 115 asbestos cases, respectively, were brought against the Company. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of December 31, 2013, 21,933 asbestos cases have been dismissed. In calendar years 2013, 2012 and 2011, 65 cases, 66 cases and 61 cases, respectively, were dismissed. With regards to the approximately 29,133 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.
For cases outside the Multidistrict Litigation (“MDL”) as of December 31, 2013, Plaintiffs have asserted monetary damages in 361 cases. In 219 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $358 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 141 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $438 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 361 cases, there are claims of $319 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2013 and 2012, General Cable had accrued, on a gross basis, approximately $5.2 million and had recorded approximately $0.5 million of insurance recoveries for these lawsuits, at each year end. The net amount of $4.7 million as of December 31, 2013 and 2012, at each year end, represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.
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
Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of December 31, 2013, aggregate settlement costs were $8.7 million. In calendar years 2013, 2012 and 2011, the settlement costs totaled $0.3 million, $0.6 million and $0.9 million, respectively. As of December 31, 2013, aggregate costs of administering and litigating the asbestos claims were $24.4 million. In calendar years 2013, 2012 and 2011, the costs of administering and litigating asbestos claims totaled $1.7 million, $1.7 million and $2.2 million, respectively.
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
As part of the acquisition of Silec, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission's Statement of Objections to preserve the Company's rights should an unfavorable outcome occur.
On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company's Spanish affiliate and its subsidiary, Silec. The allegations related to Silec are for the eleven months following its acquisition by the Company's Spanish affiliate, for which the Company has filed a claim for indemnification from Safran to preserve the Company's rights should an unfavorable outcome occur. A Statement of Objections is a procedural document in which the European Commission communicates its preliminary views in regard to possible infringement of European competition law and allows the companies identified in the Statement to present procedural and substantive arguments in response before a final decision is made. Any unfavorable decision by the European Commission is subject to appeal. The Statement of Objections issued to the Company alleges that two affiliates in Europe engaged in violations of competition law in the underground power cables businesses for a limited period of time. The Company has responded to the Statement of Objections on October 28, 2011 and intends to continue to vigorously defend itself against the allegations in the course of future proceedings with the European Commission on the Statement of Objections.
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
Two civil complaints have been filed in the United States District Court for the Southern District of New York by named plaintiffs on behalf of purported classes of all persons who purchased or otherwise acquired the Company’s publicly traded securities, in one case which was filed on October 21, 2013 between May 3, 2011 and October 14, 2013, inclusive, and in the other case, which was filed on December 4, 2013, between May 2, 2011 and November 4, 2013, inclusive, against the Company, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. The complaints, which were transferred to the United States District Court of the Eastern District of Kentucky, allege claims under the anti-fraud and controlling person liability provisions of the Securities Exchange Act of 1934, alleging generally, among other assertions, that defendants made materially false and misleading statements regarding revenue recognition and other Company financial matters and failed to state material facts, including, among other things, that there was a lack of adequate internal controls, thereby artificially inflating the prices at which our securities traded. The complaints seek damages in undefined amounts, as well as attorney’s fees, experts’ fees and other costs. In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, a former director and against Mr. Robinson and two former ROW officials, one of whom is a former executive officer of the Company. The complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that the Company implemented and maintained adequate internal controls over its accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning the Company's financial results and internal controls. The complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorney's fees, experts’ fees and other costs. We believe the purported class action complaints, and the derivative complaint insofar as it relates to our directors and Mr. Robinson, are without merit and intend to vigorously contest the actions.

The Company has a global insurance policy with coverage limits of $15 million which may potentially result in the recovery of certain losses including the theft in Brazil. As previously reported, on October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The Company believes that the Brazil inventory accounting issues are, to a significant extent, attributable to a complex theft scheme affecting work in process and finished goods inventory. The Company determined there is a potential recovery of losses associated with reported theft of inventory within the Company’s Brazilian subsidiary.  At this time the Company cannot estimate the possibility of recovery and the potential amounts involved.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2013 were as follows: 2014 — $40.3 million, 2015 — $35.5 million, 2016 — $31.8 million, 2017 — $21.4 million, 2018 — $8.0 million and thereafter $13.9 million. Rental expense recorded in income from continuing operations was $47.0 million, $29.8 million and $20.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, the Company had $150.7 million in letters of credit, $249.3 million in various performance bonds and $380.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
19. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our ROW segment. As of December 31, 2013 and 2012, the Company has recorded on its consolidated balance sheets an investment in unconsolidated affiliated companies of $19.0 million and $18.9 million, respectively. The Company’s share of the income of these companies is reported in the consolidated statements of operations and comprehensive income (loss) under “Equity in net earnings of affiliated companies.” In 2013, 2012 and 2011, equity in net earnings of affiliated companies was $1.7 million, $1.7 million, and $2.9 million, respectively. As of December 31, 2013, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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
The Company determined the fair market values of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The Company carries marketable equity securities held in a rabbi trust as part of the Company’s deferred compensation plan (as discussed in Note 13 - Total Equity) and derivative assets and liabilities at fair value.
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

	Fair Value Measurement
	December 31, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$7.2	$—	$7.2	$—	$7.1	$—	$7.1
Equity securities	22.2	—	—	22.2	17.7	—	—	17.7
Total Assets	$22.2	$7.2	$—	$29.4	$17.7	$7.1	$—	$24.8
Liabilities:
Derivative liabilities	$—	$9.3	$—	$9.3	$—	$10.1	$—	$10.1
Total liabilities	$—	$9.3	$—	$9.3	$—	$10.1	$—	$10.1
At December 31, 2013, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). In the year ended, the Company recorded an impairment charge of $14.0 million for its Mexican business. To determine the fair value of these assets, the Company engaged a third-party to perform a current appraisal of the Mexican machinery and equipment and real property assets utilizing standard valuation approaches; the fair value was measured using significant unobservable inputs (Level 3).  The non-financial assets measured at fair value which include the Mexico buildings and machinery and equipment, are fair valued at $12.7 million at December 31, 2013.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$1,543.7	$1,659.1	$1,557.1	$1,661.3
Gross profit	156.9	192.8	160.2	193.8
Net income (loss) attributable to Company common shareholders	(45.8)	8.2	5.7	13.8
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(45.8)	8.3	5.8	13.9
Earnings (loss) per common share — basic	$(0.92)	$0.17	$0.11	$0.28
Earnings (loss) per common share — assuming dilution	$(0.92)	$0.16	$0.11	$0.27

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$1,449.5	$1,475.2	$1,512.6	$1,622.2
Gross profit	149.1	173.7	165.4	136.7
Net income (loss) attributable to Company common shareholders	24.9	17.7	(22.9)	(15.7)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	25.0	17.8	(22.8)	(15.7)
Earnings (loss) per common share — basic	$0.50	$0.36	$(0.46)	$(0.32)
Earnings (loss) per common share — assuming dilution	$0.49	$0.35	$(0.46)	$(0.32)

22. Supplemental Guarantor Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% Senior Notes due in 2022 and the $125.0 million of Senior Floating Rate Notes due in 2015 of the Parent Company on a joint and several basis. In December 2012, the Canadian Subsidiaries became Non-Guarantor Subsidiaries due to amendments of the Revolving Credit Facility; this effectively changed the Guarantor structure under the terms of the notes described above. The year ended December 31, 2011 Condensed Statements of Operations and Comprehensive Income (Loss) Information and Condensed Statements of Cash Flow Information have been recast to reflect the removal of the Canadian subsidiaries as guarantor subsidiaries. The Canadian subsidiaries are now reflected as non-guarantor subsidiaries. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor Condensed Financial Information tables.

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,233.0	$4,188.2	$—	$6,421.2
Intercompany	56.0	292.0	281.4	(629.4)	—
	56.0	2,525.0	4,469.6	(629.4)	6,421.2
Cost of sales	—	2,244.5	4,046.4	(573.4)	5,717.5
Gross profit	56.0	280.5	423.2	(56.0)	703.7
Selling, general and administrative expenses	43.4	188.7	315.9	(56.0)	492.0
Operating income	12.6	91.8	107.3	—	211.7
Other income (expense)	—	(6.2)	(60.5)	—	(66.7)
Interest income (expense):
Interest expense	(86.9)	(110.7)	(48.1)	120.8	(124.9)
Interest income	105.1	15.2	7.4	(120.8)	6.9
	18.2	(95.5)	(40.7)	—	(118.0)
Income (loss) before income taxes	30.8	(9.9)	6.1	—	27.0
Income tax (provision) benefit	(11.5)	13.8	(41.1)	—	(38.8)
Equity in net earnings of affiliated companies and subsidiaries	(37.1)	(41.0)	0.8	79.0	1.7
Net income (loss) including noncontrolling interest	(17.8)	(37.1)	(34.2)	79.0	(10.1)
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	—	—	7.7	—	7.7
Net income (loss) attributable to Company common shareholders	$(18.1)	$(37.1)	$(41.9)	$79.0	$(18.1)
Comprehensive income (loss):
Net income (loss)	$(17.8)	$(37.1)	$(34.2)	$79.0	$(10.1)
Currency translation gain (loss)	(39.2)	(39.2)	(55.8)	87.3	(46.9)
Defined benefit plan adjustments, net of tax	31.8	31.8	12.3	(43.9)	32.0
Change in fair value of derivatives, net of tax	(0.1)	(0.1)	0.3	0.2	0.3
Comprehensive income (loss), net of tax	(25.3)	(44.6)	(77.4)	122.6	(24.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	0.6	—	0.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(25.3)	$(44.6)	$(78.0)	$122.6	$(25.3)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,015.8	$4,043.7	$—	$6,059.5
Intercompany	54.4	150.3	320.6	(525.3)	—
	54.4	2,166.1	4,364.3	(525.3)	6,059.5
Cost of sales	—	1,903.6	4,001.9	(470.9)	5,434.6
Gross profit	54.4	262.5	362.4	(54.4)	624.9
Selling, general and administrative expenses	41.5	150.6	287.8	(54.4)	425.5
Operating income	12.9	111.9	74.6	—	199.4
Other income (expense)	—	—	(2.9)	—	(2.9)
Interest income (expense):
Interest expense	(70.6)	(96.1)	(48.0)	107.9	(106.8)
Interest income	91.6	15.5	7.3	(107.9)	6.5
Loss on extinguishment of debt	(9.3)	—	—	—	(9.3)
	11.7	(80.6)	(40.7)	—	(109.6)
Income (loss) before income taxes	24.6	31.3	31.0	—	86.9
Income tax (provision) benefit	(10.9)	(11.0)	(56.7)	—	(78.6)
Equity in net earnings of affiliated companies and subsidiaries	(9.4)	(29.7)	1.2	39.6	1.7
Net income (loss) including noncontrolling interest	4.3	(9.4)	(24.5)	39.6	10.0
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	—	—	5.7	—	5.7
Net income (loss) attributable to Company common shareholders	$4.0	$(9.4)	$(30.2)	$39.6	$4.0
Comprehensive income (loss):
Net income (loss)	$4.3	$(9.4)	$(24.5)	$39.6	$10.0
Currency translation gain (loss)	8.4	7.6	5.1	(11.2)	9.9
Defined benefit plan adjustments, net of tax	(21.4)	(21.4)	(20.0)	41.5	(21.3)
Change in fair value of derivatives, net of tax	5.8	5.8	2.8	(8.4)	6.0
Comprehensive income (loss), net of tax	(2.9)	(17.4)	(36.6)	61.5	4.6
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	7.5	—	7.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(2.9)	$(17.4)	$(44.1)	$61.5	$(2.9)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,857.0	$3,951.2	$—	$5,808.2
Intercompany	55.9	116.4	204.9	(377.2)	—
	55.9	1,973.4	4,156.1	(377.2)	5,808.2
Cost of sales	—	1,742.5	3,792.7	(321.3)	5,213.9
Gross profit	55.9	230.9	363.4	(55.9)	594.3
Selling, general and administrative expenses	44.6	130.7	260.3	(55.9)	379.7
Operating income	11.3	100.2	103.1	—	214.6
Other income (expense)	(0.1)	(0.2)	(31.4)	—	(31.7)
Interest income (expense):
Interest expense	(63.0)	(91.6)	(48.9)	104.3	(99.2)
Interest income	88.6	15.0	8.4	(104.3)	7.7
	25.6	(76.6)	(40.5)	—	(91.5)
Income (loss) before income taxes	36.8	23.4	31.2	—	91.4
Income tax (provision) benefit	(15.8)	2.6	(25.4)	—	(38.6)
Equity in net earnings of affiliated companies and subsidiaries	33.8	7.8	2.6	(41.3)	2.9
Net income (loss) including noncontrolling interest	54.8	33.8	8.4	(41.3)	55.7
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	—	—	0.9	—	0.9
Net income (loss) attributable to Company common shareholders	$54.5	$33.8	$7.5	$(41.3)	$54.5
Comprehensive income (loss):
Net income (loss)	$54.8	$33.8	$8.4	$(41.3)	$55.7
Currency translation gain (loss)	(57.1)	(56.6)	(51.8)	104.9	(60.6)
Defined benefit plan adjustments, net of tax	(15.6)	(15.6)	(3.0)	16.2	(18.0)
Change in fair value of derivatives, net of tax	(37.5)	(37.5)	(33.8)	71.2	(37.6)
Comprehensive income (loss), net of tax	(55.4)	(75.9)	(80.2)	151.0	(60.5)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(5.1)	—	(5.1)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(55.4)	$(75.9)	$(75.1)	$151.0	$(55.4)

Condensed Balance Sheet Information
December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$0.2	$2.2	$416.4	$—	$418.8
Receivables, net of allowances	—	258.5	913.2	—	1,171.7
Inventories	—	438.0	801.6	—	1,239.6
Deferred income taxes	—	23.3	26.9	—	50.2
Prepaid expenses and other	1.9	32.7	91.6	—	126.2
Total current assets	2.1	754.7	2,249.7	—	3,006.5
Property, plant and equipment, net	0.6	231.9	859.5	—	1,092.0
Deferred income taxes	—	—	15.8	—	15.8
Intercompany accounts	1,305.5	507.7	35.8	(1,849.0)	—
Investment in subsidiaries	1,050.4	1,332.3	—	(2,382.7)	—
Goodwill	—	13.7	170.9	—	184.6
Intangible assets, net	—	15.5	167.4	—	182.9
Unconsolidated affiliated companies	—	8.0	11.0	—	19.0
Other non-current assets	13.7	33.8	30.6	—	78.1
Total assets	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$118.5	$752.1	$—	$870.6
Accrued liabilities	13.8	103.9	317.2	—	434.9
Current portion of long-term debt	—	—	250.3	—	250.3
Total current liabilities	13.8	222.4	1,319.6	—	1,555.8
Long-term debt	902.0	225.0	9.6	—	1,136.6
Deferred income taxes	175.2	(19.4)	78.0	—	233.8
Intercompany accounts	—	1,339.7	509.3	(1,849.0)	—
Other liabilities	1.1	79.5	175.3	—	255.9
Total liabilities	1,092.1	1,847.2	2,091.8	(1,849.0)	3,182.1
Redeemable noncontrolling interest	—	—	17.0	—	17.0
Total Company shareholders’ equity	1,280.2	1,050.4	1,332.3	(2,382.7)	1,280.2
Noncontrolling interest	—	—	99.6	—	99.6
Total liabilities and equity	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9

Condensed Balance Sheet Information
December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash	$65.3	$44.2	$512.8	$—	$622.3
Receivables, net of allowances	—	277.6	904.5	—	1,182.1
Inventories	—	460.0	813.6	—	1,273.6
Deferred income taxes	—	24.4	15.1	—	39.5
Prepaid expenses and other	2.3	20.9	109.8	—	133.0
Total current assets	67.6	827.1	2,355.8	—	3,250.5
Property, plant and equipment, net	0.4	238.2	955.3	—	1,193.9
Deferred income taxes	—	—	12.8	—	12.8
Intercompany accounts	1,566.7	491.0	40.2	(2,097.9)	—
Investment in subsidiaries	1,086.9	1,367.4	—	(2,454.3)	—
Goodwill	—	15.0	172.6	—	187.6
Intangible assets, net	—	17.7	185.2	—	202.9
Unconsolidated affiliated companies	—	7.3	11.6	—	18.9
Other non-current assets	15.3	26.4	24.3	—	66.0
Total assets	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.8	$899.2	$—	$1,003.0
Accrued liabilities	12.1	109.1	374.9	—	496.1
Current portion of long-term debt	334.6	—	176.6	—	511.2
Total current liabilities	346.7	212.9	1,450.7	—	2,010.3
Long-term debt	900.5	—	38.4	—	938.9
Deferred income taxes	156.9	(18.2)	85.2	—	223.9
Intercompany accounts	—	1,606.9	491.0	(2,097.9)	—
Other liabilities	1.1	101.6	190.0	—	292.7
Total liabilities	1,405.2	1,903.2	2,255.3	(2,097.9)	3,465.8
Redeemable noncontrolling interest	—	—	18.6	—	18.6
Total Company shareholders’ equity	1,331.7	1,086.9	1,367.4	(2,454.3)	1,331.7
Noncontrolling interest	—	—	116.5	—	116.5
Total liabilities and equity	$2,736.9	$2,990.1	$3,757.8	$(4,552.2)	$4,932.6

Condensed Statement of Cash Flows Information
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$56.0	$102.4	$(120.2)	$—	$38.2
Cash flows of investing activities:			—
Capital expenditures	(0.3)	(29.1)	(59.7)	—	(89.1)
Acquisitions, net of cash acquired	—	(2.3)	(4.6)	—	(6.9)
Proceeds from properties sold	—	0.3	0.1	—	0.4
Other	—	(43.7)	44.7	—	1.0
Net cash flows of investing activities	(0.3)	(74.8)	(19.5)	—	(94.6)
Cash flows of financing activities:
Preferred stock dividend paid	(27.0)	—	—	—	(27.0)
Intercompany accounts	280.0	(308.3)	28.3	—	—
Proceeds from other debt	—	420.0	1,225.3	—	1,645.3
Repayments of other debt	—	(194.9)	(1,162.7)	—	(1,357.6)
Settlement of long term debt including fees and expenses	(355.0)	—	—	—	(355.0)
Purchase of non-controlling interest	—	8.2	(12.2)	—	(4.0)
Dividends paid to non-controlling interest	—	—	(5.3)	—	(5.3)
Repurchase of common shares	(19.5)	—	—	—	(19.5)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(120.8)	(75.0)	73.4	—	(122.4)
Effect of exchange rate changes on cash and cash equivalents	—	5.4	(30.1)	—	(24.7)
Increase (decrease) in cash and cash equivalents	(65.1)	(42.0)	(96.4)	—	(203.5)
Cash and cash equivalents — beginning of period	65.3	44.2	512.8	—	622.3
Cash and cash equivalents — end of period	$0.2	$2.2	$416.4	$—	$418.8

Condensed Statement of Cash Flows Information
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$55.6	$60.6	$156.4	$—	$272.6
Cash flows of investing activities:
Capital expenditures	(0.2)	(25.1)	(83.3)	—	(108.6)
Acquisitions, net of cash acquired	—	(175.3)	(111.2)	—	(286.5)
Return of investment intercompany dividends	—	90.8	(90.8)	—	—
Proceeds from properties sold	—	0.1	4.4	—	4.5
Other	(29.2)	(129.0)	158.5	—	0.3
Net cash flows of investing activities	(29.4)	(238.5)	(122.4)	—	(390.3)
Cash flows of financing activities:
Preferred stock dividend paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	(0.6)	—	—	—	(0.6)
Intercompany accounts	(342.1)	241.5	100.6	—	—
Proceeds from other debt	—	692.5	781.1	—	1,473.6
Repayments of other debt	—	(727.3)	(833.5)	—	(1,560.8)
Issuance of long term debt	600.0	—	—	—	600.0
Settlement of long term debt including fees and expenses	(217.7)	—	—	—	(217.7)
Dividends paid to non-controlling interest	—	—	(3.5)	—	(3.5)
Repurchase of common shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	38.2	206.7	44.7	—	289.6
Effect of exchange rate changes on cash and cash equivalents	0.8	6.9	8.6	—	16.3
Increase (decrease) in cash and cash equivalents	65.2	35.7	87.3	—	188.2
Cash and cash equivalents — beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents — end of period	$65.3	$44.2	$512.8	$—	$622.3

Condensed Statement of Cash Flows Information
Year Ended December 31, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$53.3	$52.1	$(7.6)	$—	$97.8
Cash flows of investing activities:
Capital expenditures	(0.2)	(20.6)	(100.7)	—	(121.5)
Acquisitions, net of cash acquired	—	—	—	—	—
Proceeds from properties sold	—	—	6.5	—	6.5
Other	—	(58.1)	58.4	—	0.3
Net cash flows of investing activities	(0.2)	(78.7)	(35.8)	—	(114.7)
Cash flows of financing activities:
Preferred stock dividend paid	(0.3)	—	—	—	(0.3)
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Intercompany accounts	(21.0)	3.6	17.4	—	—
Proceeds from other debt	—	940.0	951.4	—	1,891.4
Repayments of other debt	—	(905.2)	(930.6)	—	(1,835.8)
Dividends paid to non-controlling interest	—	—	(3.8)	—	(3.8)
Repurchase of common shares	(62.5)	—	—	—	(62.5)
Proceeds from exercise of stock options	1.5	—	—	—	1.5
Net cash flows of financing activities	(81.3)	38.4	34.4	—	(8.5)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(6.2)	7.7	—	0.8
Increase (decrease) in cash and cash equivalents	(28.9)	5.6	(1.3)	—	(24.6)
Cash and cash equivalents — beginning of period	29.0	2.9	426.8	—	458.7
Cash and cash equivalents — end of period	$0.1	$8.5	$425.5	$—	$434.1
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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended
(in millions)	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Beginning Balance	$1,566.7	$1,210.4	$1,169.7
Non-cash transactions
Convertible notes and other debt	—	—	—
Deferred tax	7.1	5.9	8.0
Equity based awards	11.7	11.7	12.7
Foreign currency and other	—	(3.4)	(1.0)
Cash transactions	(280.0)	342.1	21.0
Ending Balance	$1,305.5	$1,566.7	$1,210.4
Dividends
There were no dividend payments to the Parent Company from the Guarantor Subsidiaries in the twelve months ended December 31, 2013, 2012, and 2011.
Parent Company Long-Term Debt
At December 31, 2013 and 2012, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

(in millions)	Dec 31, 2013	Dec 31, 2012
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(261.5)	(263.0)
0.875% Convertible Notes due 2013	—	355.0
Debt discount on 0.875% Convertible Notes due 2013	—	(20.4)
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	902.0	1,235.1
Less current maturities	—	334.6
Parent Company Long-term debt	$902.0	$900.5

(in millions)	2014	2015	2016	2017	2018
Debt maturities	$—	$125.0	$—	$—	$—
Long-term debt related to the Parent Company is discussed in Note 9 - Long-Term Debt.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 9 - Long-Term Debt and Note 18 - Commitments and Contingencies.

23. Subsequent Event
On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar will be applied to priority sectors, while other sectors of the economy will apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions.  The SICAD auction rate is a floating rate, and the potential exists for additional financial impacts if the auction rate changes significantly. The Company has assessed a number of factors, including the limited number of SICAD auctions held to date, the Company’s inability to access the SICAD exchange to date, the restrictions placed on eligible participants, the sectors that can apply the 6.30 BsF per U.S. dollar rate, the amount of U.S. Dollars available for purchase through the auction process, and the historical lack of official information about the resulting SICAD rate.  At this time, based upon its assessment, the Company does not believe it would be appropriate to use rates from the SICAD exchange system for financial reporting purposes at December 31, 2013.  While the Company continues to evaluate the impact of these actions by the Venezuelan government, depending on the exchange rate the Company is required to apply to its financial statements, it may incur a charge to earnings in 2014.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Accounts Receivable Allowances:
Beginning balance	$38.3	$21.2	$25.1
Impact of foreign currency exchange rate changes	(1.9)	0.3	(0.2)
Provision	9.4	21.9	4.4
Write-offs	(6.6)	(5.1)	(8.1)
Ending balance	$39.2	$38.3	$21.2
Deferred Tax Valuation Allowance:
Beginning balance	$77.8	$40.0	$38.9
Additions charged to tax expense	26.0	31.6	6.5
Changes attributable to acquisitions and dispositions	—	0.4	—
Changes impacting equity and other movements	(8.8)	6.2	(4.1)
Reductions from utilization and reassessments	(1.2)	(0.4)	(1.3)
Ending balance	$93.8	$77.8	$40.0