Form 10-Q
period 2014-03-28
GENERAL CABLE CORP /DE/
filed 2014-05-06
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2014
Common Stock, $0.01 par value	48,649,361

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)
(unaudited)

	Three Fiscal Months Ended
	March 28, 2014	March 29, 2013
Net sales	$1,430.1	$1,543.7
Cost of sales	1,298.0	1,386.8
Gross profit	132.1	156.9
Selling, general and administrative expenses	120.7	124.1
Goodwill impairment charge	155.1	—
Indefinite-lived intangible asset impairment charge	93.4	—
Operating income (loss)	(237.1)	32.8
Other income (expense)	(97.7)	(52.7)
Interest income (expense):
Interest expense	(27.4)	(29.5)
Interest income	1.2	1.5
	(26.2)	(28.0)
Income (loss) before income taxes	(361.0)	(47.9)
Income tax (provision) benefit	21.4	3.8
Equity in net earnings of affiliated companies	0.2	0.2
Net income (loss) including non-controlling interest	(339.4)	(43.9)
Less: preferred stock dividends	—	0.1
Less: net income (loss) attributable to non-controlling interest	(24.0)	1.8
Net income (loss) attributable to Company common shareholders	$(315.4)	$(45.8)
Earnings (loss) per share
Earnings (loss) per common share-basic	$(6.42)	$(0.92)
Weighted average common shares-basic	49.1	49.7
Earnings (loss) per common share-assuming dilution	$(6.42)	$(0.92)
Weighted average common shares-assuming dilution	49.1	49.7
Dividends per common share	$0.18	$—
Comprehensive income (loss):
Net income (loss)	$(339.4)	$(43.9)
Currency translation gain (loss)	(10.8)	(3.6)
Defined benefit plan adjustments, net of tax of $0.5 million in the three months ended March 28, 2014 and $0.0 million in three months ended March 29, 2013	0.9	2.7
Change in fair value of derivatives, net of tax of $0.4 million in the three months ended March 29, 2013	—	(0.5)
Comprehensive income (loss), net of tax	(349.3)	(45.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	(25.0)	2.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(324.3)	$(47.8)
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 28, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$315.8	$418.8
Receivables, net of allowances of $38.6 million at March 28, 2014 and $39.2 million at December 31, 2013	1,200.3	1,171.7
Inventories	1,328.3	1,239.6
Deferred income taxes	49.9	50.2
Prepaid expenses and other	118.2	126.2
Total current assets	3,012.5	3,006.5
Property, plant and equipment, net	1,076.1	1,092.0
Deferred income taxes	15.8	15.8
Goodwill	27.2	184.6
Intangible assets, net	84.5	182.9
Unconsolidated affiliated companies	18.8	19.0
Other non-current assets	73.6	78.1
Total assets	$4,308.5	$4,578.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$975.1	$870.6
Accrued liabilities	402.6	434.9
Current portion of long-term debt	285.6	250.3
Total current liabilities	1,663.3	1,555.8
Long-term debt	1,182.4	1,136.6
Deferred income taxes	215.6	233.8
Other liabilities	237.2	255.9
Total liabilities	3,298.5	3,182.1
Commitments and contingencies
Redeemable non-controlling interest	16.7	17.0
Total equity:
Common stock, $0.01 par value, issued and outstanding shares:
March 28, 2014 – 48,647,539 (net of 10,162,971 treasury shares)
December 31, 2013 – 49,598,653 (net of 9,211,857 treasury shares)	0.6	0.6
Additional paid-in capital	701.8	699.6
Treasury stock	(185.7)	(155.3)
Retained earnings	523.0	847.4
Accumulated other comprehensive income (loss)	(121.0)	(112.1)
Total Company shareholders’ equity	918.7	1,280.2
Non-controlling interest	74.6	99.6
Total equity	993.3	1,379.8
Total liabilities and equity	$4,308.5	$4,578.9
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Fiscal Months Ended
	March 28, 2014	March 29, 2013
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$(339.4)	$(43.9)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	32.2	33.1
Amortization of restricted stock awards	0.1	0.3
Foreign currency exchange (gain) loss	86.5	41.8
Deferred income taxes	(15.9)	(3.6)
Excess tax (benefits) deficiencies from stock-based compensation	—	(0.1)
Inventory impairment charge	8.0	—
Goodwill impairment charge	155.1	—
Indefinite-lived intangible asset impairment charge	93.4	—
Convertible debt instruments noncash interest charges	0.4	5.7
(Gain) loss on disposal of property	2.9	0.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(57.1)	(55.4)
(Increase) decrease in inventories	(101.8)	(101.9)
(Increase) decrease in other assets	3.0	(2.8)
Increase (decrease) in accounts payable, accrued and other liabilities	97.1	(53.5)
Net cash flows of operating activities	(35.5)	(180.0)
Cash flows of investing activities:
Capital expenditures	(27.0)	(26.7)
Proceeds from properties sold	0.2	0.1
Other	0.1	0.2
Net cash flows of investing activities	(26.7)	(26.4)
Cash flows of financing activities:
Dividends paid to shareholders	(9.0)	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	—	0.1
Proceeds from other debt	601.0	299.0
Repayments of other debt	(511.9)	(204.5)
Dividends paid to non-controlling interest	—	(0.3)
Repurchase of common shares	(30.7)	—
Proceeds from exercise of stock options	0.1	0.5
Net cash flows of financing activities	49.5	94.7
Effect of exchange rate changes on cash and cash equivalents	(90.3)	(26.2)
Increase (decrease) in cash and cash equivalents	(103.0)	(137.9)
Cash and cash equivalents – beginning of period	418.8	622.3
Cash and cash equivalents – end of period	$315.8	$484.4
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$6.3	$13.7
Interest paid	$10.7	$8.9
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$13.6	$12.8
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 28, 2014 are not necessarily indicative of results that may be expected for the full year. The December 31, 2013 condensed consolidated balance sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2013 Annual Report on Form 10-K. In the three months ended March 28, 2014, there have been no significant changes to these policies. In the three months ended March 28, 2014, there have been no accounting pronouncements issued that are expected to have a significant effect on the condensed consolidated financial statements. There have been no accounting pronouncements adopted by the Company in 2014.

3.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended March 28, 2014 and March 29, 2013, the Company recorded other expense of $97.7 million and $52.7 million, respectively. For the three months ended March 28, 2014, other expense was primarily attributable to $83.1 million related to a Venezuela currency devaluation and $14.6 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended March 29, 2013, other expense was primarily attributable to $40.9 million related to a Venezuela currency devaluation, $10.1 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $1.7 million related to foreign currency transactions.
Refer to Note 21 - Venezuelan Operations for more information related to recent developments regarding the Company's Venezuelan operations.
4.    Inventories
Approximately 85% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market value. During the three months ended March 28, 2014, the Venezuelan entity recorded an $8.0 million lower of cost or market charge that was recognized within the cost of sales caption on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This charge is due to translation of local sales results at the SICAD 1 rate, 10.8 BsF per U.S. Dollar, and that are also capped under the new price controls law while the Company's cost on the copper component of its inventory is based on copper purchases at the official rate of 6.30 BsF per U.S. dollar rate. Therefore, management adjusted Venezuela's inventory value to expected sales price (market value), which is lower than the recorded cost basis as of March 28, 2014. Refer to Note 21 - Venezuelan Operations for further details regarding the recent developments at the Venezuelan entity.

(in millions)	March 28, 2014	December 31, 2013
Raw materials	$312.1	$319.1
Work in process	198.5	190.1
Finished goods	817.7	730.4
Total	$1,328.3	$1,239.6
5.    Property, Plant and Equipment
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

Property, plant and equipment consisted of the following (in millions):

	March 28, 2014	December 31, 2013
Land	$120.9	$120.8
Buildings and leasehold improvements	375.3	372.6
Machinery, equipment and office furnishings	1,290.6	1,290.6
Construction in progress	53.1	46.3
Total gross book value	1,839.9	1,830.3
Less accumulated depreciation	(763.8)	(738.3)
Total net book value	$1,076.1	$1,092.0
Depreciation expense for the three fiscal months ended March 28, 2014 and March 29, 2013 was $29.0 million and $29.6 million, respectively.

The Company periodically evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends, and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. No impairment charges occurred during the three fiscal months ended March 28, 2014 and March 29, 2013 related to long-lived tangible assets.

6.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess. In the first quarter of 2014, the Company determined that for goodwill and certain intangible assets related to the 2007 acquisition of Phelps Dodge International Corporation, the carrying value exceeded the fair value and an impairment charge was recorded which is described below. Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.
The amounts of goodwill and indefinite-lived intangible assets were as follows in millions of dollars:

Tables of Contents

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2013	$17.6	$2.0	$165.0	$184.6	$2.4	$0.5	$127.9	$130.8
Currency translation and other adjustments	(0.3)	—	(2.6)	(2.9)	—	—	(2.6)	(2.6)
Goodwill and indefinite-lived asset impairment(1)	—	—	(154.5)	(154.5)	—	—	(93.1)	(93.1)
Balance, March 28, 2014	$17.3	$2.0	$7.9	$27.2	$2.4	$0.5	$32.2	$35.1
(1) The difference in the goodwill and indefinite-lived asset impairment in the above table and the amounts reported in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) is due to the difference in the average foreign currency exchange rates for the three months ended March 28, 2014 as compared to the spot rates at March 28, 2014 at the various entities within the reporting unit.
At March 28, 2014 the total accumulated goodwill impairment loss was $154.5 million all within the ROW segment. At March 28, 2014 the total accumulated indefinite-lived asset tradename impairment loss was $93.1 million all within the ROW segment.
The amounts of other intangible assets were as follows in millions of dollars:

	March 28, 2014	December 31, 2013
Amortized intangible assets:
Amortized intangible assets	$139.5	$139.5
Accumulated amortization	(88.8)	(85.8)
Foreign currency translation adjustment	(1.3)	(1.6)
Amortized intangible assets, net	$49.4	$52.1
Amortized intangible assets are stated at cost less accumulated amortization as of March 28, 2014 and December 31, 2013. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the three months ended March 28, 2014 and March 29, 2013 was $3.0 million and $3.4 million, respectively.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company completes its annual impairment test during the fourth quarter of each year. In addition, the Company evaluates the carrying amount between such annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization. At October 31, 2013 and December 31, 2013 the estimated fair value of the goodwill at our PDIC reporting unit and the indefinite-lived intangible assets exceeded their corresponding carrying amount including recorded goodwill; however, in the three months ended March 28, 2014 the following events occurred which reduced the fair value of the reporting unit and the indefinite-lived intangible tradename associated with the PDIC acquisition (“tradename”):

•
Except certain cost of sales related to copper inventory, all of the bolivar ("BsF") denominated revenues and expenses for future periods will reflect remeasurement using the SICAD 1 rate (10.8 BsF per U.S. dollar at March 28, 2014) versus the prior official rate of 6.3 BsF per U.S. dollar. Due to the changes in the currency exchange system and the rate used to remeasure the consolidated financial statements of the Venezuelan entity as of March 28, 2014, the Company's estimated future operating results will be lower than historical and previously projected future profit levels. Refer to Note 21 - Venezuelan Operations for additional information.

•
In the three months ended March 28, 2014, the Venezuelan President used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum pricing limits in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela is subject to price controls, which may restrict the Company’s ability to increase prices more than 30% higher than product costs. Until this law is removed or revised to allow for a higher level of pricing, the Venezuelan operating profit margin is expected to be lower than historical and previously projected future profit levels. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela are expected to result in lower than historical and previously projected future profit levels. Refer to Note 21 - Venezuelan Operations for additional detail.

Tables of Contents

•	During the first quarter of 2014, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its book value.

Based on the decrease of our cash flow projections for the PDIC reporting unit, the Company completed an impairment test for the tradename. The fair value of the tradename is based on the discounted cash flows the tradename can be expected to generate in the future. Based on the results of the valuation, the carrying amount of the tradename exceeded the fair value. The impairment valuation resulted in a $93.4 million impairment charge related to the tradename in the ROW operating segment. The impairment charge has been recorded in the goodwill and indefinite-lived intangible asset impairment charge caption on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining value of the indefinite-lived intangible tradename associated with the PDIC reporting unit recorded in the Consolidated Balance Sheet at March 28, 2014 was $32.2 million. At March 28, 2014 the fair value of the tradename is equal to its carrying amount and any adverse change to the key assumptions used to measure discounted cash flows could result in a decrease in fair value that may result in additional indefinite long-lived asset impairment charges.
Based upon the combination of the above factors the Company concluded that goodwill impairment indicators existed as of March 28, 2014. As a result, the Company performed an interim goodwill impairment analysis as of March 28, 2014. The Company has engaged an outside valuation advisor to assist in valuing the Company’s reporting unit and preparing the goodwill impairment analysis. To determine the fair value of the reporting unit, the Company employs an income and market-based approach with each being weighted equally. Under the income approach, the Company uses a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, are based on the current market conditions and are consistent with internal management projections. The cost of capital rate selected is based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method is used for the market approach. The approach provides an estimate of value using multiples of earnings derived from the market values of publicly traded companies in the cable and wire industry. In addition to the selection of guideline companies, the market approach includes an analysis of the Company’s financial and operating performance risk, profitability, and growth as compared to the reporting unit.
The Company performed the first step (“Step 1”) of the goodwill impairment assessment. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $154.5 million. Based on the results of the valuation, the carrying amount of the reporting unit exceeded the fair value. As a result, the Company is required to perform Step 2 of the goodwill impairment test ("Step 2") to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. The Step 2 analysis requires the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The estimate of fair value requires significant judgment. Based on the results of Step 1 of the impairment analysis and the preliminary results of Step 2, the Company believes that an impairment loss is probable and based on a preliminary estimate, after consultation with a third party valuation specialist, the Company recognized an impairment charge equal to the total recorded PDIC goodwill of $155.1 million in the ROW operating segment. The impairment charge has been recorded in the goodwill and indefinite-lived intangible asset impairment charge caption on the Condensed Consolidated Statements of Operations and Comprehensive Income (loss). This measurement of impairment loss is an estimate as of March 28, 2014. Upon completion of the Step 2 requirements, the initial charge may be updated to reflect a modification of the initial impairment estimate in the second quarter of 2014. Any adjustment to the impairment charge, which the Company does not expect to be material, would be recorded in the Condensed Consolidated Financial Statements in the second quarter of 2014.

Tables of Contents

7.	Accrued Liabilities
Included within accrued liabilities were accruals related to restructuring and warranty expenses as of March 28, 2014 and December 31, 2013.
Restructuring Accrual
The Company has incurred expenses as a result of cost reduction efforts in recent years. The expenses primarily relate to employee termination benefits that are payable under local statutory requirements. In the three months ended March 28, 2014 and March 29, 2013 the Company incurred $2.6 million and $3.1 million in charges related to Europe severance charges as well as severance expenses resulting from the closure of a North American manufacturing facility. Payments made in three months ended March 28, 2014 were $0.6 million resulting in an accrual balance related to these actions of $4.5 million at March 28, 2014. The accrual balance related to these actions was $2.5 million at December 31, 2013. Other expenses related to routine employee reductions for cost savings initiatives throughout the globe, with the exception of the aforementioned severance plan, were immaterial.
Warranty Accrual
The warranty accrual balance at March 28, 2014 and December 31, 2013 was $14.5 million and $14.1 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2013	$14.1
Net provisions for warranties issued	3.1
Net benefits for warranties existing at the beginning of the year	(2.2)
Payments related to the warranty accrual	(0.6)
Foreign currency translation	0.1
Balance, March 28, 2014	$14.5

Tables of Contents

8.	Long-Term Debt

(in millions)	March 28, 2014	December 31, 2013
North America
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(261.1)	(261.5)
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	264.3	225.0
Other	9.0	9.0
Europe and Mediterranean
Other Credit Facilities	8.9	17.0
Other	10.3	10.3
Rest of World (“ROW”)
Credit facilities	282.1	232.6
Total debt	1,468.0	1,386.9
Less current maturities	285.6	250.3
Long-term debt	$1,182.4	$1,136.6
At March 28, 2014, maturities of long-term debt during the twelve month periods beginning March 28, 2014 through March 29, 2019 and thereafter are $285.6 million, $128.4 million, $8.1 million, $0.9 million and $265.2 million, respectively, and $779.8 million thereafter.

The fair value of the Company's long-term debt, as noted below, was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.

Tables of Contents

5.75% Senior Notes due 2022
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	March 28, 2014	December 31, 2013
Face Value	$600.0	$600.0
Fair Value (Level 2)	612.0	588.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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

Subordinated Convertible Notes due 2029
The Company’s convertible debt instruments outstanding as of March 28, 2014 and December 31, 2013 are as follows:

	Subordinated Convertible Notes
(in millions)	March 28, 2014	December 31, 2013
Face value	$429.5	$429.5
Debt discount	(261.1)	(261.5)
Book value	168.4	168.0
Fair value (Level 1)	430.2	462.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15

Tables of Contents

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
Senior Floating Rate Notes

	Senior Floating Rate Notes (1)
(in millions)	March 28, 2014	December 31, 2013
Face value	$125.0	$125.0
Fair value (Level 1)	124.8	124.1
Interest rate	2.6%	2.6%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries
Call Option (1)	Beginning Date	Percentage
	April 1, 2014	101.188%
	April 1, 2015	100.000%

(1)	The Company may, at its option, redeem the Senior Floating Rate Notes on or after the following dates and percentages (plus accrued and unpaid interest due)
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

Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the facility size to $700 million and then subsequently amended and restated on September 6, 2013, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions.The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility includes a springing maturity concept. The springing maturity will automatically become December 31, 2014, which is applicable only if the Company's Senior Floating Rate Notes due 2015 are not, within 90 days of their maturity, repaid or refinanced with indebtedness that matures or is mandatorily redeemable or is redeemable at the option of the holders thereof not earlier than the date that is 6 months after September 6, 2018 unless, if such notes are not repaid or refinanced, there is at least $100 million of availability under the Revolving Credit Facility and the fixed charge coverage ratio is not less than 1.15

Tables of Contents

to 1.00, in each case after giving pro forma effect to the repayment of such notes. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the credit agreement. The Company capitalized $4.9 million in 2013, $2.3 million in 2012 and $4.8 million in 2011 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility.
Indebtedness under our senior secured credit facility is secured by: (a) for US borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of our domestic assets and, (b) for Canadian and European borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of our domestic and Canadian assets and certain assets of our Spanish, French and German subsidiaries party to the Revolving Credit Facility.  In addition, the lenders under our Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in all of our domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of our foreign subsidiaries, including our Canadian subsidiaries and our Spanish, French and German subsidiaries party to the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at interest rate bases elected by the Company plus an applicable margin calculated quarterly based on the Company's average availability as set forth in the credit agreement. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	March 28, 2014	December 31, 2013
Outstanding borrowings	$264.3	$225.0
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	411.9	298.4
Interest rate	1.9%	2.0%
Outstanding letters of credit	$28.7	$112.7
Original issuance	Jul 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at March 28, 2014 is $216.2 million, $70.0 million and $117.6 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2013 was $102.1 million, $53.1 million and $143.2 million, respectively. The European borrowing base includes an additional borrowing base availability under the Canadian tranche borrowing base availability and the U.S. tranche borrowing base availability less additional European revolving exposure; therefore, the availability of the three tranches individually is greater than the total availability.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	March 28, 2014	December 31, 2013
Outstanding borrowings	$8.9	$17.0
Undrawn availability	47.8	48.8
Interest rate – weighted average	6.4%	6.7%
Maturity date	Various; all due within 1 year

Tables of Contents

ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	March 28, 2014	December 31, 2013
Outstanding borrowings	$282.1	$232.6
Undrawn availability	281.2	302.2
Interest rate – weighted average	5.7%	4.6%
Maturity date	Various; $274.1 million due within on year
The Company’s ROW credit facilities are short term loans utilized for working capital purposes.

9.	Financial Instruments
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

As of March 28, 2014 and December 31, 2013, there were no outstanding interest rate swaps. In the three months ended March 29, 2013, the Company utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company did not provide or receive any collateral specifically for these contracts.

The Company enters into commodity instruments to hedge the purchase of copper, aluminum and lead in future periods and foreign currency exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby reducing the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.

As of March 28, 2014 and December 31, 2013, there were no derivatives that were designated as cash flow hedges. In the three months ended March 29, 2013, the Company accounted for certain commodity instruments and foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at March 28, 2014 and December 31, 2013 are shown below (in millions).

	March 28, 2014			December 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$122.4	$0.8	$12.0	$173.7	$1.2	$7.6
Foreign currency exchange	235.4	2.2	4.4	223.2	6.0	1.7
		$3.0	$16.4		$7.2	$9.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of March 28, 2014 and December 31, 2013, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance

Tables of Contents

Sheet.  As of March 28, 2014 and December 31, 2013, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of March 28, 2014 and December 31, 2013, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

For the derivative instruments that were designated and qualified as cash flow hedges at March 29, 2013, the effective portion of the unrealized gain and loss on the derivative is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, which generally occurs over periods of less than one year. Gain and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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
For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended March 28, 2014 and March 29, 2013, the Company recorded a loss of $14.6 million and $10.1 million, respectively, for derivative instruments not designated as cash flow hedges in other income (expense). No pre-tax gain or loss is expected to be reclassified into earnings from other comprehensive income in the next twelve months.
Other Forward Pricing Agreements
In the normal course of business, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At March 28, 2014 and December 31, 2013, the Company had $29.3 million and $10.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At March 28, 2014 and December 31, 2013, the fair value of these arrangements was $27.8 million and $10.6 million, respectively, and the Company had an unrealized loss of $1.5 million and an unrealized gain of $0.5 million, respectively, related to these transactions. The Company expects the unrealized losses under these agreements to offset firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of March 28, 2014 or December 31, 2013.

10.	Income Taxes
The Company’s effective tax rate for the three months ended March 28, 2014 and March 29, 2013 was 5.9% and 7.9% respectively. The low effective tax rate on the pre-tax loss for the first quarter of 2014 was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges recorded during the quarter related to asset impairments and the Venezuela currency devaluation.  A $19.9 million income tax benefit was recognized due to the reversal of deferred tax liabilities associated with the $93.4 million PDIC tradename impairment charge, a $0.1 million income tax benefit was recognized on the $155.1 million PDIC goodwill impairment charge, no income tax benefit was recognized on the $8.0 million Venezuela lower of cost or market inventory charge, and no income tax benefit was recognized related to the $83.1 million Venezuelan currency devaluation charge.  Similarly, the low effective tax rate on the pre-tax loss for the first quarter of 2013 was primarily due to no tax benefit being recognized on the $40.9 million Venezuela currency devaluation charge.
During the first quarter of 2014, the Company accrued approximately $1.6 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. The Company recognized a tax benefit of $5.2 million (including penalties and interest) in the first quarter of 2014 due primarily to the expiration of statute of limitations for certain tax exposures.

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

The Internal Revenue Service ("IRS") currently is in the process of examining the Company's 2012 consolidated income tax return.  The IRS completed its examination of the Company's 2007 through 2010 consolidated income tax returns in the second quarter of 2013 with insignificant tax adjustments.  With limited exceptions, tax years prior to 2008 are no longer open in major foreign, state, or local tax jurisdictions.

11.	Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
Defined Benefit Pension Plans
Benefits under the Company’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. The Company’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees within the Company’s Europe and Mediterranean and ROW segments. Pension obligations for the majority of non-qualified unfunded defined benefit pension plans are provided for by provisions in the consolidated balance sheets and are based on local practices and regulations of the respective countries. The Company makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 28, 2014		March 29, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.5	$1.4	$0.5	$1.7
Interest cost	2.0	1.7	1.8	1.4
Expected return on plan assets	(2.7)	(0.8)	(2.3)	(0.5)
Amortization of prior service cost	—	0.3	2.1	0.2
Amortization of net loss	1.2	0.1	—	0.4
Net pension expense	$1.0	$2.7	$2.1	$3.2
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $5.2 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.

Defined benefit pension plan cash contributions for the three fiscal months ended March 28, 2014 and March 29, 2013 were $3.3 million and $2.4 million, respectively.

Tables of Contents

12.	Total Equity
The Company is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the three months ended March 28, 2014 and March 29, 2013 (in millions):

		General Cable Total Equity
	Total Equity	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2013	$1,379.8	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$99.6
Comprehensive income (loss)	(349.3)	—	—	—	(315.4)	(8.9)	(25.0)
Stock dividends	(9.0)				(9.0)
Repurchase of common shares	(30.7)	—	—	(30.7)	—	—	—
Other – issuance pursuant to restricted stock, stock options and other	2.5		2.2	0.3
Balance, March 28, 2014	$993.3	$0.6	$701.8	$(185.7)	$523.0	$(121.0)	$74.6

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2012	$1,448.2	$3.8	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$116.5
Comprehensive income (loss)	(45.3)					(45.7)	(2.1)	2.5
Preferred stock dividend	(0.1)					(0.1)
Excess tax benefit from stock based compensation	(1.0)			(1.0)
Dividends paid to non-controlling interest	(0.3)							(0.3)
Other – issuance pursuant to restricted stock, stock options and other	1.9			1.3	0.6			—
Balance, March 29, 2013	$1,403.4	$3.8	$0.6	$677.0	$(136.4)	$846.4	$(106.7)	$118.7
The components of accumulated other comprehensive income (loss) as of March 28, 2014 and December 31, 2013, respectively, consisted of the following (in millions):

	March 28, 2014		December 31, 2013
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(76.9)	$(25.5)	$(67.1)	$(24.5)
Change in fair value of pension benefit obligation, net of tax	(51.7)	(2.9)	(52.6)	(2.9)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(121.0)	$(28.4)	$(112.1)	$(27.4)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2013 to March 28, 2014 including the effect of significant reclassifications out of accumulated other comprehensive income (in millions, net of tax):

Tables of Contents

	Foreign currency translation	Change of fair value of pension benefit obligation	Deferred stock held in rabbi trust	Other	Total
Balance, December 31, 2013	$(67.1)	$(52.6)	$7.3	$0.3	$(112.1)
Other comprehensive income before reclassifications	(9.8)	—	—	—	(9.8)
Amounts reclassified from accumulated other comprehensive income	—	0.9	—	—	0.9
Net current - period other comprehensive income	(9.8)	0.9	—	—	(8.9)
Balance, March 28, 2014	$(76.9)	$(51.7)	$7.3	$0.3	$(121.0)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2012 to March 29, 2013 including the effect of significant reclassifications out of accumulated other comprehensive income (in millions, net of tax):

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
The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 28, 2014 (in millions, net of tax):

	Three Fiscal Months Ended	Three Fiscal Months Ended
	March 28, 2014	March 29, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Change in fair value of derivatives:
Commodity contracts	$—	$0.2	Cost of Sales
Total - Change in fair value of derivatives	—	0.2
Amortization of defined pension items
Prior service cost	0.2	2.3	SG&A
Net loss	0.7	0.4	SG&A
Total - Amortization of defined benefit pension items	0.9	2.7
Total	$0.9	$2.9
Stock Repurchase Programs
On December 10, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under this stock repurchase program the Company purchased $30.7 million, or 1,000,000 common shares at an average price of $30.73 per share, during the three months ended March 28, 2014. The Company's future repurchase of shares is subject to the terms of the Company's Revolving Credit Facility and the indentures governing the Subordinated Convertible Notes, Senior Floating Notes and 5.75% Senior Notes.

Tables of Contents

Dividends on Common Stock
On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three months ended March 28, 2014 the Company paid a quarterly cash dividend of $0.18 per share, or approximately $9.0 million in total. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of Delaware General Corporation law.
Deferred Compensation Plan
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2013 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $39.9 million and $42.0 million as of March 28, 2014 and December 31, 2013, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at March 28, 2014 and December 31, 2013 was $22.7 million and $22.2 million, respectively, and is classified as “other non-current assets” in the condensed consolidated balance sheets. Amounts payable to the plan participants at March 28, 2014 and December 31, 2013, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $24.4 million and $24.2 million, respectively, and are classified as “other liabilities” in the condensed consolidated balance sheets.

13.	Share-Based Compensation
The Company has various plans that provide for granting restricted stock units, performance stock units, restricted stock and stock options to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The Black-Scholes valuation model is used to determine the fair value of non-qualified stock options. The fair value of performance stock units is determined using a Monte Carlo simulation model. Restricted stock units and restricted stock awards fair value is based on the Company market stock price on the date of grant. The table below summarizes share-based compensation for the three fiscal months ended March 28, 2014 and March 29, 2013 (in millions).

	Three Fiscal Months Ended
	March 28, 2014	March 29, 2013
Non-qualified stock option expense	$1.3	$1.1
Non-vested stock awards expense	2.7	1.7
Total pre-tax share-based compensation expense	$4.0	$2.8
Excess tax benefit on share-based compensation (1)	$—	$0.1

(1)	Cash inflows (outflows) recognized as financing activities in the condensed consolidated statements of cash flows.
The Company records share based compensation expense as a component of selling, general and administrative expense. There have been no material changes in financial condition or operations that would affect the method or the nature of the share-based compensation recorded in the current period or the prior comparative periods.

14.     Redeemable Non-controlling Interest
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

The redeemable non-controlling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At March 28, 2014, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable non-controlling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net Income.

The following is a rollforward of the redeemable non-controlling interest (in millions):

Balance, December 31, 2013	$17.0
Net income (loss)	—
Foreign currency translation	(0.3)
Balance, March 28, 2014	$16.7
15.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $41.1 million and $37.8 million, respectively, for the three fiscal months ended March 28, 2014 and March 29, 2013.

Tables of Contents

16.	Earnings (Loss) Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. For the three fiscal months ended March 29, 2013, the Company did not declare, pay or otherwise accrue a dividend payable to the holders of the Company's common stock or holders of unvested share-based payment awards (restricted stock).
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
(in millions, except per share data)	March 28, 2014	March 29, 2013
Earnings (loss) per common share – basic:
Net income (loss) attributable to Company common shareholders	$(315.4)	$(45.8)
Less: Net income allocated to participating securities (4)	—	—
Net income (loss) for basic EPS computations (1)	(315.4)	(45.8)
Weighted average shares outstanding for basic EPS computation (2)	49.1	49.7
Earnings (loss) per common share – basic (3)	$(6.42)	$(0.92)
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$(315.4)	$(45.8)
Add: preferred stock dividends, if applicable	—	—
Net income (loss) for diluted EPS computation (1)	$(315.4)	$(45.8)
Weighted average shares outstanding including nonvested shares	49.1	49.7
Weighted average shares outstanding for diluted EPS computation (2)	49.1	49.7
Earnings (loss) per common share – assuming dilution	$(6.42)	$(0.92)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)
Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings in the calculation above; however, the effect rounded to $0.0 million in the three months ended March 28, 2014 and March 29, 2013.

On December 10, 2013 the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. See Note 12 - Total Equity for additional details regarding the share repurchase program.
Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes.
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of March 28, 2014. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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
The Company conducts its operations through three geographic operating segments – North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum and fiber optic communication, electric utility and electrical infrastructure wire and cable products as well as rod mill wire and cable products.

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. Intersegment sales in North America were $9.3 million, in Europe and Mediterranean, intersegment sales were $13.6 million and in ROW, intersegment sales were $7.1 million for the three months ended March 28, 2014. In North America, intersegment sales were $4.3 million, in Europe and Mediterranean, intersegment sales were $4.1 million and in ROW, intersegment sales $18.3 million for the three months ended March 29, 2013.

The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for each of the three fiscal months ended March 28, 2014 and March 29, 2013 is as follows:

	Three Fiscal Months Ended
(in millions)	March 28, 2014	March 29, 2013
Net Sales:
North America	$594.7	$705.0
Europe and Mediterranean	368.3	374.6
ROW	467.1	464.1
Total	$1,430.1	$1,543.7
Segment Operating Income (Loss):
North America	$32.3	$37.7
Europe and Mediterranean	(9.1)	(16.2)
ROW	(260.3)	11.3
Total	$(237.1)	$32.8

(in millions)	March 28, 2014	December 31, 2013
Total Assets:
North America	$1,367.4	$1,342.0
Europe and Mediterranean	1,238.4	1,232.8
ROW	1,702.7	2,004.1
Total	$4,308.5	$4,578.9

Tables of Contents

18.	Commitments and Contingencies
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

At March 28, 2014 and December 31, 2013, the Company had an accrued liability of approximately $2.8 million and $3.1 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as its liability. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

In addition, Company subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by the Company. As of March 28, 2014, the Company was a defendant in approximately 29,048 cases brought in Federal District Courts throughout the United States. In the three months ended March 28, 2014, 33 asbestos cases were brought against the Company. In the calendar year 2013, 133 asbestos cases were brought against the Company. In the last 20 years, General Cable has had no cases proceed to verdict. In many of the cases, General Cable was dismissed as a defendant before trial for lack of product identification. As of March 28, 2014, 22,037 asbestos cases have been dismissed. In the three months ended March 28, 2014, 104 asbestos cases were dismissed. As of December 31, 2013, 21,933 cases were dismissed. With regards to the approximately 29,048 remaining pending cases, General Cable is aggressively defending these cases based upon either lack of product identification as to General Cable manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of General Cable product.

For cases outside the Multidistrict Litigation (“MDL”) as of March 28, 2014, Plaintiffs have asserted monetary damages in 359 cases. In 217 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $356 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 141 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $438.0 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10.0 million. In addition, in relation to these 359 cases, there are claims of $320.0 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of March 28, 2014 and December 31, 2013, the Company had accrued, on a gross basis, approximately $5.2 million and $5.2 million, respectively, and as of March 28, 2014 and December 31, 2013, had recovered approximately $0.5 million and $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $4.7 million and $4.7 million, as of March 28, 2014 and December 31, 2013 represents the Company's best estimate in order to cover resolution of current and future asbestos-related claims.

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

Tables of Contents

Settlement payments are made, and the asbestos reserve is relieved, when the Company receives a fully executed settlement release from the Plaintiff's counsel. As of March 28, 2014 and March 29, 2013, aggregate settlement costs were $9.1 million and $8.7 million, respectively. For the three months ended March 28, 2014 and March 29, 2013, settlement costs totaled $0.1 million and $0.1 million, respectively. As of March 28, 2014 and March 29, 2013, aggregate litigation costs were $23.4 million and $21.7 million, respectively. For the three months ended March 28, 2014 and March 29, 2013, litigation costs were $0.4 million and $0.3 million, respectively.

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

As part of the acquisition of Silec, SAFRAN SA agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN SA related to the European Commission's Statement of Objections to preserve the Company's rights In case of an adverse Commission decision.

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including the Company's Spanish affiliate, Grupo General Cable Sistemas, and its French subsidiary, Silec. The Statement of Objections alleged that the two affiliates engaged in violations of competition law in the underground power cables businesses for limited periods of time. The allegations related to Grupo Sistemas claimed that it had participated in a cartel from January 2003 to May 2007, while the allegations related to Silec were for the ten month period following its December 22, 2005 acquisition by Grupo Sistemas.

Following formal responses by General Cable to the Statement of Objections in October 2011 and a hearing in 2012, the European Commission issued a final decision on April 2, 2014. In the decision, the claims of infringement against Grupo Sistemas were dismissed for lack of evidence of alleged cartel activity. With regard to Silec, the Commission’s decision imposed a fine of 1.9 million Euros related to the period Silec has been owned by General Cable. This fine was based on participation that allegedly commenced well before the Silec acquisition. General Cable will appeal the Commission’s decision as to Silec in Europe based on established precedent and will continue to pursue its claim for full indemnification for the Silec fine under the terms of the acquisition agreement with SAFRAN SA executed in 2005.

During the fourth quarter of 2011, the Company became aware of a potential claim involving multiple parties regarding the failure of a newly installed transformer in France, which was manufactured and installed by an independent third party, at a customer's hydroelectric plant. The Company supplied and installed cables and terminations to the transformer, which failed as it was being energized. The transformer was significantly damaged and the customer is alleging losses consisting of damage to the transformer and consequential damages due to its inability to operate the facility. The customer retained a court appointed technical expert to review the evidence to determine the root cause of the transformer failure and to allocate liability to the parties found responsible for such losses. The investigation is ongoing at this time and the Company believes it has substantial defenses to potential liability in regard to the transformer failure. At this time, the Company is unable to predict an estimated range of damages or whether it will have liability, if any, attributable to the transformer failure.
In March 2012, the Company received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. The Company supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. The Company's work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, the Company initiated litigation in Pennsylvania state court seeking a declaration that it is not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. A decision on arbitrability is pending before the ICC Tribunal. The Company believes it has substantial defenses

Tables of Contents

to potential liability in regard to the transformer fire and claimed loss. At this time, the Company is unable to predict an estimated range of damages or whether it will have any liability, if any, attributable to the transformer fire.
One of the Company's Brazilian subsidiaries is involved in an administrative proceeding with a state treasury office regarding whether tax incentives granted to the Company by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. The Company believes it correctly relied on the tax incentives granted and that it has substantial defenses to their disallowance by the Brazilian state claimant. The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial. In September 2012, the 1st Chamber of the Administrative Court found that the Company was not liable for any incentive tax payments claimed by the state treasury office. This decision was appealed by the Brazilian state and the Administrative Court determined in April 2013 that the subsidiary is liable for a part of the contested amount. The Company's subsidiary is seeking formal judicial review of this latest decision on the merits in the Civil Court and obtained an injunction in April 2013 restraining collection of the tax pending the review process in the Civil Court in further proceedings. The Brazilian state subsequently sought to overturn this injunction and the State Court rejected the application in May 2013. Thereafter, in October 2013, a judge in the State Court set aside the injunction and the Company's subsidiary also took an appeal to the State Court of Appeal, which is awaiting a decision. In the meantime, the decision setting aside the injunction and the Brazilian state's ability to enforce its purported tax claims are stayed pending the appeal process.
Our Brazilian subsidiaries have received formal notices of infractions from the Brazilian state authorities related to alleged failures of tax matters associated with the distribution of goods and services from one state to another and alleged failure to file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $35 million.  The Company has recorded approximately $2.3 million associated with those claims that the Company believes are probable to result in a negative outcome.  At this time, the Company believes it has defenses to all remaining claims or is unable to predict an estimated range of damages and whether or not a liability will exist for these remaining claims.
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
The Company has a global insurance policy with coverage limits of $15 million which may potentially result in the recovery of these losses including the theft in Brazil. As previously reported, on October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. The Company believes that the Brazil inventory accounting issues are, to a significant extent, attributable to a complex theft scheme affecting work in process and finished goods inventory. The Company determined there is a potential recovery of losses associated with reported theft of inventory within the Company’s Brazilian subsidiary.  At this time the Company cannot estimate the possibility of recovery and the potential amounts involved.
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

Tables of Contents

occur. Unless there are circumstances of ineligibility, as defined, the Company must provide payments and benefits upon both a change in control and a triggering event.
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 28, 2014, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning March 28, 2014 through March 29, 2019 and thereafter are $38.9 million, $36.7 million, $31.5 million, $21.4 million and $7.5 million, respectively, and $11.0 million thereafter.

As of March 28, 2014, the Company had $85.3 million in letters of credit, $181.8 million in various performance bonds and $323.8 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for excess availability under the Company’s various credit borrowings.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended March 28, 2014 and March 29, 2013, equity in earnings of affiliated companies was $0.2 million and $0.2 million, respectively. The net investment in unconsolidated affiliated companies was $18.8 million and $19.0 million as of March 28, 2014 and December 31, 2013, respectively. As of March 28, 2014, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.

20.	Fair Value Disclosure
The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy as discussed in ASC 820 - Fair Value Measurements.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	March 28, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$3.0	$—	$3.0	$—	$7.2	$—	$7.2
Equity securities	22.7	—	—	22.7	22.2	—	—	22.2
Total assets	$22.7	$3.0	$—	$25.7	$22.2	$7.2	$—	$29.4
Liabilities:
Derivative liabilities	$—	$16.4	$—	$16.4	$—	$9.3	$—	$9.3
Total liabilities	$—	$16.4	$—	$16.4	$—	$9.3	$—	$9.3
At March 28, 2014, there were no financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

The fair value of the Company's long-term debt, as noted in Note 8 - Long-Term Debt,  was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.
21.     Venezuelan Operations
The Venezuelan government has maintained currency controls and a fixed official exchange rate since February 2003. The Commission for the Administration of Foreign Exchange (“CADIVI”) until recently controlled the sale and purchase of foreign currency in Venezuela. In 2011, CADIVI established an official exchange rate of 4.3 Venezuelan bolivar fuertes (“BsF”) to 1 U.S. dollar ("U.S. Dollar") (the “prior official rate”). On February 13, 2013 the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar (the “official rate”).

In March 2013, the Venezuelan government announced the creation of a new alternative currency exchange system authorizing certain companies that operate in designated industry sectors to exchange a limited volume of bolivars for dollars at a bid rate established via weekly auctions under the Complementary System of Foreign Currency Acquirement (“SICAD 1”). These auctions began weekly in October 2013 and the Central Bank of Venezuela began publishing the average exchange rate resulting from the weekly SICAD 1 auctions in December 2013.

On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar will be applied to priority sectors, while other sectors of the economy are eligible to apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly currency auctions, SICAD 1, to a wider range of transactions.  In January 2014, the Venezuelan government also announced the replacement of CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (CENCOEX). An entity may seek approval to transact through the CENCOEX mechanism at the official rate; however, we understand that certain transactions may be approved at the latest published SICAD 1 rate depending on an entity’s facts and circumstances. The approximate SICAD 1 rate at March 28, 2014 was 10.8 BsF per U.S. dollar.

On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism (“SICAD 2”) which allows authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale of acquisitions of foreign currency. Once regulated, this may facilitate easier access to foreign currency. The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014 and the approximate SICAD 2 rate at March 28, 2014 was 50 BsF per U.S. dollar.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar.  Due to the impact of the devaluation on February 13, 2013 the Company recorded a pre-tax charge of $40.9 million in the year ended December 31, 2013 primarily related to the remeasurement of the local Venezuelan balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate.  At December 31, 2013, the Company was still able to import copper at the official CADIVI rate. In 2013 the Company remeasured the monetary assets and liabilities denominated in bolivars of its Venezuelan subsidiary at the official rate.

In the three months ended March 28, 2014, limited amounts of dollars were approved at the official rate, including $2.2 million which was approved for payment of copper imports that were authorized in 2013 at the rate of 6.30 BsF per U.S. dollar, the official rate, and $0.8 million that was authorized at the 4.30 BsF per U.S. dollar rate. There were approximately $42.8 million of U.S. dollar payables which the Company expects to settle at the official rate.

As of March 28, 2014, the Company's industry group, and hence the Company, was not eligible for participation in the SICAD 1 auctions. If the Company becomes eligible for SICAD 1 auction, that is, the wire and cable industry is named an eligible bidder in an auction called by CENCOEX, the Company would be eligible to purchase U.S. dollars but likely in government restricted amounts. There are uncertainties as to the restrictions placed on eligible participants and the amount of U.S. Dollars available for purchase through the auction process, However, when the Venezuelan government issued Exchange Agreement No. 25 on January 24, 2014, it indicated that the published exchange rate resulting from the latest SICAD 1 auction would be used for certain transactions and activities that previously were subject to the official rate of 6.3 BsF per U.S. dollar, including foreign investments.

After consultation with Venezuelan legal counsel, management has determined as of March 28, 2014 that “foreign investments” in Exchange Agreement No. 25 should be interpreted to mean that future dividend remittances would be transacted at the exchange rate established through the SICAD 1 auction process, and should be used as the exchange rate required to remeasure the Company’s net monetary assets, after giving consideration to the U.S. dollar-denominated payables noted above which the Company expects the Venezuelan government to approve and settle by using U.S. dollars obtained at the official rate.

Recognizing there is considerable uncertainty as to the nature of transactions that will flow through SICAD 1 auction and how SICAD 1 auction will operate in the future, effective with the quarter ended March 28, 2014, the Company expects that the majority of Venezuelan subsidiary’s net monetary assets will be remeasured at the SICAD1 rate since that is the rate the Company now believes, based in part on the advice of Venezuelan legal counsel, will be applicable for future dividend remittances. Although the CENCOEX approval process for U.S. dollar copper payments has been very slow, the Company continues to believe that transactions for imports of essential goods, such as copper purchases needed for the production of wire and cable, will be settled at the official exchange rate and the Company expects to continue to receive authorizations and payments at this rate, which it will use for remeasuring the applicable U.S. dollar-denominated liabilities. In applying the SICAD 1 exchange rate of 10.8 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $83.1 million for the three months ended March 28, 2014 which was included in Other Income (Expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company does not intend to utilize the SICAD 2 foreign exchange mechanism at the prevailing exchange rates. The Company has assessed a number of factors, including the limited number of SICAD 2 auctions held to date, the Company’s ability to access the SICAD 2 exchange to date, the restrictions placed on eligible participants, the amount of U.S. Dollars available for purchase through the auction process, and the historical lack of official information about the resulting SICAD 2 rate.  At this time, based upon its assessment, the Company does not believe it would be appropriate to use rates from the SICAD 2 exchange system for financial reporting purposes at March 28, 2014.
In addition to the aforementioned exchange controls, the Venezuelan President used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum pricing limits in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela is subject to price controls, which may restrict the Company’s ability to increase prices more than 30% higher than product costs. Until this law is removed or revised to allow for a higher level of pricing, the Venezuelan operating profit margin is expected to be lower than historical and previously projected future profit levels. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela are expected to result in lower than historical and previously projected future profit levels.
The Venezuelan subsidiary is a part of the PDIC reporting unit. At December 31, 2013, the estimated fair value of the goodwill and other indefinite-lived intangibles at our PDIC reporting unit exceeded its corresponding carrying amount including recorded goodwill and other indefinite-lived intangibles. However, due to the estimated decline in operating results of the Venezuelan subsidiary related to the Venezuelan government's new foreign exchange laws, price controls and social unrest, the Company has completed a Step 1 impairment assessment. See Note 6 - Goodwill and Other Intangible Assets for additional information.
At March 28, 2014 and December 31, 2013, the Company’s total assets in Venezuela were $222.4 million and $367.3 million and total liabilities were $78.5 million and $102.7 million, respectively. At March 28, 2014 and December 31, 2013, total assets included BsF denominated monetary assets of $151.9 million and $238.3 million, which consisted primarily of $113.9 million and $194.0 million of cash, and $30.0 million and $39.6 million of accounts receivable, respectively. At March 28, 2014 and December 31, 2013, total liabilities included BsF denominated monetary liabilities of $35.7 million and $65.1 million, which consisted primarily of accounts payable and other current and non-current accruals, respectively.

The Company's sales in Venezuela were 3% of consolidated net sales for the three fiscal months ended March 28, 2014 and March 29, 2013, respectively. Operating income in Venezuela was 19% and 18% of consolidated operating income for the three fiscal months ended March 28, 2014 and March 29, 2013, respectively.

For the three fiscal months ended March 28, 2014, 100% of Venezuela's sales were BsF denominated. For the three fiscal months ended March 28, 2014 Venezuela''s cost of sales were approximately 54% BsF denominated and approximately 46% U.S. dollar denominated. For the three fiscal months ended March 29, 2013, Venezuela's sales and cost of sales were approximately 100% and 41% BsF denominated and approximately 0% and 59% U.S. dollar denominated, respectively.

During the three fiscal months ended March 28, 2014, the Company settled $3.0 million U.S. dollar denominated intercompany payables and accounts payable in Venezuela. Of the $3.0 million settled in the three months ended March 28, 2014, $2.2 million was authorized for payment of copper imports at the rate of 6.30 BsF per U.S. dollar and $0.8 million was authorized at the rate of 4.30 BsF per U.S. dollar. At March 28, 2014, there were approximately $42.8 million of U.S. dollar payables which the Company expects to settle at the official rate. Approximately $20.8 million of the requested settlements have been outstanding less than 90 days and $22.0 million have been outstanding over 90 days. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt and operational requirements.

During the three fiscal months ended March 29, 2013 the Company settled $7.1 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela at the rate of 4.30 BsF per U.S. dollar. Settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable in the three fiscal months ended March 28, 2014 because the authorization for copper imports was submitted prior to the devaluation on February 13, 2013. At December 31, 2013, $37.6 million of requests of U.S. dollars to settle U.S. dollar denominated intercompany payables remained pending with CADIVI, which we expect will be settled at the 6.30 BsF per U.S. dollar rate. Approximately $22.4 million of the requested settlements have been pending up to 30 days, $15.1 million have been pending up to 180 days, and $0.1 million have pending over 180 days. All monetary assets and liabilities were remeasured at 6.30 BsF per U.S. dollar at December 31, 2013, the rate the Company expected to remit dividends.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. The Company has historically taken steps to address operational challenges including obtaining approval of copper imports at the official rates, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls. These regulations, when considered with other governmental policies impacting labor force reductions and other circumstances in Venezuela, may limit our ability to fully benefit from and maintain our controlling financial interest in our Venezuelan subsidiaries. The financial impact on our operations in Venezuela of these events and associated ongoing restrictions are uncertain. At March 28, 2014 management expects ongoing operations to continue in Venezuela, but continues to monitor the economic conditions.

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

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 28, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$475.7	$954.4	$—	$1,430.1
Intercompany	17.7	81.6	53.2	(152.5)	—
	17.7	557.3	1,007.6	(152.5)	1,430.1
Cost of sales	—	486.2	946.6	(134.8)	1,298.0
Gross profit	17.7	71.1	61.0	(17.7)	132.1
Selling, general and administrative expenses	14.8	41.5	82.1	(17.7)	120.7
Goodwill impairment charge	—	—	155.1	—	155.1
Indefinite-lived intangible asset impairment charge	—	—	93.4	—	93.4
Operating income (loss)	2.9	29.6	(269.6)	—	(237.1)
Other income (expense)	—	(2.9)	(94.8)	—	(97.7)
Interest income (expense):
Interest expense	(15.0)	(16.7)	(13.5)	17.8	(27.4)
Interest income	14.1	3.7	1.2	(17.8)	1.2
	(0.9)	(13.0)	(12.3)	—	(26.2)
Income (loss) before income taxes	2.0	13.7	(376.7)	—	(361.0)
Income tax (provision) benefit	(0.3)	(0.9)	22.6	—	21.4
Equity in net earnings of affiliated companies and subsidiaries	(317.1)	(329.9)	0.1	647.1	0.2
Net income (loss) including non-controlling interest	(315.4)	(317.1)	(354.0)	647.1	(339.4)
Less: net income (loss) attributable to non-controlling interest	—	—	(24.0)	—	(24.0)
Net income (loss) attributable to Company common shareholders	$(315.4)	$(317.1)	$(330.0)	$647.1	$(315.4)
Comprehensive income (loss):
Net income (loss)	$(315.4)	$(317.1)	$(354.0)	$647.1	$(339.4)
Currency translation gain (loss)	(9.8)	(9.8)	(8.1)	16.9	(10.8)
Defined benefit plan adjustments, net of tax	0.9	0.9	0.2	(1.1)	0.9
Comprehensive income (loss), net of tax	(324.3)	(326.0)	(361.9)	662.9	(349.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(25.0)	—	(25.0)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(324.3)	$(326.0)	$(336.9)	$662.9	$(324.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 29, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$610.2	$933.5	$—	$1,543.7
Intercompany	13.8	42.2	103.4	(159.4)	—
	13.8	652.4	1,036.9	(159.4)	1,543.7
Cost of sales	—	574.4	958.0	(145.6)	1,386.8
Gross profit	13.8	78.0	78.9	(13.8)	156.9
Selling, general and administrative expenses	10.9	49.7	77.3	(13.8)	124.1
Operating income (loss)	2.9	28.3	1.6	—	32.8
Other income (expense)	—	(1.3)	(51.4)	—	(52.7)
Interest income (expense):
Interest expense	(20.9)	(26.9)	(11.3)	29.6	(29.5)
Interest income	25.9	3.5	1.7	(29.6)	1.5
	5.0	(23.4)	(9.6)	—	(28.0)
Income (loss) before income taxes	7.9	3.6	(59.4)	—	(47.9)
Income tax (provision) benefit	(3.0)	(2.0)	8.8	—	3.8
Equity in net earnings of affiliated companies and subsidiaries	(50.6)	(52.2)	0.1	102.9	0.2
Net income (loss) including non-controlling interest	(45.7)	(50.6)	(50.5)	102.9	(43.9)
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	1.8	—	1.8
Net income (loss) attributable to Company common shareholders	$(45.8)	$(50.6)	$(52.3)	$102.9	$(45.8)
Comprehensive income (loss):
Net income (loss)	$(45.7)	$(50.6)	$(50.5)	$102.9	$(43.9)
Currency translation gain (loss)	(4.2)	(4.2)	5.7	(0.9)	(3.6)
Defined benefit plan adjustments, net of tax	2.7	2.7	0.3	(3.0)	2.7
Change in fair value of derivatives, net of tax	(0.6)	(0.6)	—	0.7	(0.5)
Comprehensive income (loss), net of tax	(47.8)	(52.7)	(44.5)	99.7	(45.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	2.5	—	2.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(47.8)	$(52.7)	$(47.0)	$99.7	$(47.8)

Tables of Contents

Condensed Balance Sheets Information
March 28, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.0	$313.8	$—	$315.8
Receivables, net of allowances	—	262.9	937.4	—	1,200.3
Inventories, net	—	492.6	835.7	—	1,328.3
Deferred income taxes	—	23.1	26.8	—	49.9
Prepaid expenses and other	1.9	29.2	87.1	—	118.2
Total current assets	1.9	809.8	2,200.8	—	3,012.5
Property, plant and equipment, net	0.6	226.4	849.1	—	1,076.1
Deferred income taxes	—	—	15.8	—	15.8
Intercompany accounts	1,284.6	519.5	44.8	(1,848.9)	—
Investment in subsidiaries	724.4	1,008.4	—	(1,732.8)	—
Goodwill	—	13.8	13.4	—	27.2
Intangible assets, net	—	15.1	69.4	—	84.5
Unconsolidated affiliated companies	—	7.9	10.9	—	18.8
Other non-current assets	13.3	33.6	26.7	—	73.6
Total assets	$2,024.8	$2,634.5	$3,230.9	$(3,581.7)	$4,308.5
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$170.9	$804.2	$—	$975.1
Accrued liabilities	27.1	85.6	289.9	—	402.6
Current portion of long-term debt	—	—	285.6	—	285.6
Total current liabilities	27.1	256.5	1,379.7	—	1,663.3
Long-term debt	902.4	264.4	15.6	—	1,182.4
Deferred income taxes	175.4	(18.0)	58.2	—	215.6
Intercompany accounts	—	1,327.4	521.5	(1,848.9)	—
Other liabilities	1.2	79.8	156.2	—	237.2
Total liabilities	1,106.1	1,910.1	2,131.2	(1,848.9)	3,298.5
Redeemable non-controlling interest	—	—	16.7	—	16.7
Total Company shareholders’ equity	918.7	724.4	1,008.4	(1,732.8)	918.7
Non-controlling interest	—	—	74.6	—	74.6
Total liabilities and equity	$2,024.8	$2,634.5	$3,230.9	$(3,581.7)	$4,308.5

Tables of Contents

Condensed Balance Sheets Information
December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.2	$2.2	$416.4	$—	$418.8
Receivables, net of allowances	—	258.5	913.2	—	1,171.7
Inventories, net	—	438.0	801.6	—	1,239.6
Deferred income taxes	—	23.3	26.9	—	50.2
Prepaid expenses and other	1.9	32.7	91.6	—	126.2
Total current assets	2.1	754.7	2,249.7	—	3,006.5
Property, plant and equipment, net	0.6	231.9	859.5	—	1,092.0
Deferred income taxes	—	—	15.8	—	15.8
Intercompany accounts	1,305.5	507.7	35.8	(1,849.0)	—
Investment in subsidiaries	1,050.4	1,332.3	—	(2,382.7)	—
Goodwill	—	13.7	170.9	—	184.6
Intangible assets, net	—	15.5	167.4	—	182.9
Unconsolidated affiliated companies	—	8.0	11.0	—	19.0
Other non-current assets	13.7	33.8	30.6	—	78.1
Total assets	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$118.5	$752.1	$—	$870.6
Accrued liabilities	13.8	103.9	317.2	—	434.9
Current portion of long-term debt	—	—	250.3	—	250.3
Total current liabilities	13.8	222.4	1,319.6	—	1,555.8
Long-term debt	902.0	225.0	9.6	—	1,136.6
Deferred income taxes	175.2	(19.4)	78.0	—	233.8
Intercompany accounts	—	1,339.7	509.3	(1,849.0)	—
Other liabilities	1.1	79.5	175.3	—	255.9
Total liabilities	1,092.1	1,847.2	2,091.8	(1,849.0)	3,182.1
Redeemable non-controlling interest	—	—	17.0	—	17.0
Total Company shareholders’ equity	1,280.2	1,050.4	1,332.3	(2,382.7)	1,280.2
Non-controlling interest	—	—	99.6	—	99.6
Total liabilities and equity	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 28, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$15.6	$8.3	$(59.4)	$—	$(35.5)
Cash flows of investing activities:		—
Capital expenditures	—	(7.9)	(19.1)	—	(27.0)
Proceeds from properties sold	—	0.2	—	—	0.2
Other	—	(6.0)	6.1	—	0.1
Net cash flows of investing activities	—	(13.7)	(13.0)	—	(26.7)
Cash flows of financing activities:
Dividends paid to shareholders	(9.0)	—	—	—	(9.0)
Intercompany accounts	23.8	(31.7)	7.9	—	—
Proceeds from other debt	—	308.6	292.4	—	601.0
Repayments of other debt	—	(269.3)	(242.6)	—	(511.9)
Repurchase of common shares	(30.7)	—	—		(30.7)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(15.8)	7.6	57.7	—	49.5
Effect of exchange rate changes on cash and cash equivalents	—	(2.4)	(87.9)	—	(90.3)
Increase (decrease) in cash and cash equivalents	(0.2)	(0.2)	(102.6)	—	(103.0)
Cash and cash equivalents – beginning of period	0.2	2.2	416.4	—	418.8
Cash and cash equivalents – end of period	$—	$2.0	$313.8	$—	$315.8

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 29, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$31.9	$(63.9)	$(148.0)	$—	$(180.0)
Cash flows of investing activities:
Capital expenditures	—	(8.0)	(18.7)	—	(26.7)
Proceeds from properties sold	—	0.1	—	—	0.1
Acquisitions, net of cash acquired	—	—	—	—	—
Other	—	(4.5)	4.7	—	0.2
Net cash flows of investing activities	—	(12.4)	(14.0)	—	(26.4)
Cash flows of financing activities:
Dividends paid to shareholders	(0.1)	—	—	—	(0.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(40.4)	65.1	(24.7)	—	—
Proceeds from other debt	—	0.8	298.2	—	299.0
Repayments of other debt	—	(0.8)	(203.7)	—	(204.5)
Dividends paid to non-controlling interests	—	—	(0.3)	—	(0.3)
Proceeds from exercise of stock options	0.5	—	—	—	0.5
Net cash flows of financing activities	(39.9)	65.1	69.5	—	94.7
Effect of exchange rate changes on cash and cash equivalents	—	(9.5)	(16.7)	—	(26.2)
Increase (decrease) in cash and cash equivalents	(8.0)	(20.7)	(109.2)	—	(137.9)
Cash and cash equivalents - beginning of period	65.3	44.2	512.8		622.3
Cash and cash equivalents - end of period	$57.3	$23.5	$403.6	$—	$484.4
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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended March 28, 2014 and the twelve months ended December 31, 2013:

Tables of Contents

(in millions)	March 28, 2014	December 31, 2013
Beginning Balance	$1,305.5	$1,566.7
Non-cash transactions
Deferred tax	—	7.1
Equity based awards	2.9	11.7
Foreign currency and other	—	—
Cash transactions	(23.8)	(280.0)
Ending Balance	$1,284.6	$1,305.5
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the three fiscal months ended March 28, 2014 or March 29, 2013.
Parent Company Long-Term Debt
At March 28, 2014 and December 31, 2013, the Parent Company was party to the following long-term financing arrangements:

(in millions)	March 28, 2014	December 31, 2013
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(261.1)	(261.5)
0.875% Convertible Notes due 2013	—	—
Debt discount on 0.875% Convertible Notes due 2013	—	—
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	902.4	902.0
Less current maturities	—	—
Parent Company Long-term debt	$902.4	$902.0

(in millions)	Q1 2015	Q1 2016	Q1 2017	Q1 2018	Q1 2019
Debt maturities twelve month period ending	$—	$125.0	$—	$—	$—
For long-term debt related to the Parent Company, refer to Note 8 "Long-Term Debt" of the Notes to the Condensed Consolidated Financial Statements.
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

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2013 Annual Report on Form 10-K as filed with the SEC on March 3, 2014.
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra- high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and ROW. As of March 28, 2014, the Company manufactured its product lines in 56 manufacturing facilities and sold its products through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to consistent execution of the Company's guiding principles which are:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stabilizing demand with pockets of relative demand strength. However, global demand remains below historical levels in many markets. The following are significant trends and events that occurred in the three months ended March 28, 2014:

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and COMEX has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three months ended March 28, 2014, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7 million respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
In the three months ended March 28, 2014 the following events changed which would more likely than not reduce the fair value of the PDIC reporting unit as discussed in Note 6 - Goodwill and Other Intangible Assets:

•
Except certain cost of sales related to copper inventory, all of its bolivar ("BsF") denominated revenues and expenses for future periods will reflect remeasurement using the SICAD 1 rate (10.8 BsF per U.S. dollar at March 28, 2014) versus the prior official rate of 6.3 BsF per U.S. dollar. Due to the changes in the currency exchange system and the rate used to remeasure the consolidated financial statements of the Venezuelan entity as of March 28, 2014, the Company's estimated future operating results will be lower than historical and previously projected future profit levels. Refer to Note 21 - Venezuelan Operations for additional detail.

•
In the three months ended March 28, 2014, the Venezuelan President used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum pricing limits in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela is subject to price controls, which may restrict the Company’s ability to increase prices more than 30% higher than product costs. Until this law is removed or revised to allow for a higher level of pricing, the Venezuelan operating profit margin is expected to be lower than historical and previously projected future profit levels. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela are expected to result in lower than historical and previously projected future profit levels. Refer to Note 21 - Venezuelan Operations for additional detail.

•	During the first quarter of 2014, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its book value.

The above factors led to a decrease in our cash flow projections for the PDIC reporting unit and therefore the Company completed an impairment test for the goodwill and indefinite long-lived assets. Based on the results of this work the carrying amount of the reporting unit exceeded the fair value and the carrying value of the tradename exceeded the fair value. Based on the results the Company believes that an impairment loss is probable and based on a preliminary estimate, after consultation with a third party valuation specialist, the Company recognized a goodwill impairment charge of $155.1 million and an impairment charge of $93.4 million for the indefinite-lived tradename associated with the PDIC reporting unit.

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

The Company continued to actively identify key trends in the industry to capitalize on expanding markets and new niche markets. The Company also sets aggressive performance targets for its business and intends to refocus or divest those activities which fail to meet targets or do not fit long-term strategies. No material acquisitions were made in the three months ended March 28, 2014. In February 2014 the Company announced the permanent closure of two electric utility plants in North America. In the three months ended March 28, 2014 the Company incurred charges of $1.0 million related to these closures. Annual savings are anticipated to be in the range of $3 to $5 million with future charges related to the closures in the range of $10 to $12 million, half of which are expected to be non-cash.

In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Currency volatility and continued political uncertainty in certain markets, in particular Venezuela and Thailand;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	Recovery is slowly advancing in Europe and demand continues to be uneven for a broad spectrum of products in Europe;

•	New communications networks are an enabling technology, resulting in access to knowledge; a great equalizer;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Project timing continues to be volatile resulting in a lag in demand in all segments;

•	Countries are seeking greater energy independence for political and economic reasons; and

•
Markets in the U.S. and Canada have remained relatively stable compared to the uneven and challenging operating environments of the emerging economies and were negatively impacted in the first quarter of 2014 by extreme winter weather in North America.

The Company's overall financial results discussed in this section of the quarterly report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 28, 2014		March 29, 2013
	Amount	%	Amount	%
Net sales	$1,430.1	100.0%	$1,543.7	100.0%
Cost of sales	1,298.0	90.8%	1,386.8	89.8%
Gross profit	132.1	9.2%	156.9	10.2%
Selling, general and administrative expenses	120.7	8.4%	124.1	8.0%
Goodwill impairment charge	155.1	10.8%	—	—%
Indefinite-lived intangible asset impairment charge	93.4	6.5%	—	—%
Operating income (loss)	(237.1)	(16.6)%	32.8	2.1%
Other income (expense)	(97.7)	(6.8)%	(52.7)	(3.4)%
Interest expense, net	(26.2)	(1.8)%	(28.0)	(1.8)%
Income (loss) before income taxes	(361.0)	(25.2)%	(47.9)	(3.1)%
Income tax (provision) benefit	21.4	1.5%	3.8	0.2%
Equity in earnings of affiliated companies	0.2	—%	0.2	—%
Net income (loss) including non-controlling interest	(339.4)	(23.7)%	(43.9)	(2.8)%
Less: preferred stock dividends	—	—%	0.1	—%
Less: net income (loss) attributable to non-controlling interest	(24.0)	(1.7)%	1.8	0.1%
Net income (loss) attributable to Company common shareholders	$(315.4)	(22.1)%	$(45.8)	(3.0)%
Three Fiscal Months Ended March 28, 2014 Compared with Three Fiscal Months Ended March 29, 2013
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended March 29, 2013 have been adjusted to reflect the three months ended March 28, 2014 copper average price of $3.24 per pound (a $0.36 decrease compared to the same period in 2013) and the aluminum average price of $0.97 (a $0.05 decrease compared to the same period in 2013). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in the “Overview” section.

	Net Sales Three Fiscal Months Ended
	March 28, 2014		March 29, 2013
	Amount	%	Amount	%
North America	$594.7	41%	$705.0	46%
Europe and Mediterranean	368.3	26%	374.6	24%
ROW	467.1	33%	464.1	30%
Total net sales	$1,430.1	100%	$1,543.7	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	March 28, 2014		March 29, 2013
	Amount	%	Amount	%
North America	$594.7	41%	$679.2	46%
Europe and Mediterranean	368.3	26%	359.4	24%
ROW	467.1	33%	439.5	30%
Total metal-adjusted net sales	$1,430.1	100%	$1,478.1	100%
Metal adjustment	—		65.6
Total net sales	$1,430.1		$1,543.7

	Metal Pounds Sold Three Fiscal Months Ended
	March 28, 2014		March 29, 2013
	Pounds	%	Pounds	%
North America	134.7	44%	152.6	48%
Europe and Mediterranean	59.6	19%	69.7	22%
ROW	114.5	37%	95.0	30%
Total metal pounds sold	308.8	100%	317.3	100%
Net sales decreased $113.6 million to $1,430.1 million for the three months ended March 28, 2014 from $1,543.7 million for the three months ended March 29, 2013. After adjusting the three months ended March 29, 2013 net sales to reflect the $0.36 decrease in the average monthly copper price per pound and the $0.05 decrease in the average aluminum price per pound, net sales of $1,430.1 million reflects a decrease of $48.0 million, or 3%, from the metal adjusted net sales of $1,478.1 million in 2013. Volume, as measured by metal pounds sold, decreased 8.5 million pounds, or 3%, to 308.8 million pounds in the three months ended March 28, 2014 as compared to 317.3 million pounds for the three months ended March 29, 2013. Metal pounds sold is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due to decreased volume of $19.7 million and unfavorable foreign currency exchange rate changes of $38.3 million on the translation of reported revenues partially offset by favorable selling price and product mix of approximately $10.0 million.

Metal-adjusted net sales in the North America segment decreased $84.5 million, or 12%. The decrease in sales on a metal adjusted basis is due to decreased volume of $41.4 million, unfavorable selling price and product mix of approximately $36.0 million and unfavorable foreign currency exchange rate changes of $7.1 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, decreased 17.9 million pounds in the three months ended March 28, 2014 compared to the three months ended March 29, 2013. The decrease in demand was primarily due to the extreme winter weather experienced hampering business activity across the region in the first quarter of 2014 and the first quarter of 2013 reflects a very strong contribution from the Company’s Alcan Cable acquisition as compared to the first quarter of 2014.

Metal-adjusted net sales in the Europe and Mediterranean segment increased $8.9 million, or 2%. The increase in sales on a metal adjusted basis is due to favorable selling price and product mix of approximately $21.3 million and favorable foreign currency exchange rate changes of $11.0 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar, partially offset by decreased volume of $23.4 million. Volume, as measured by metal pounds sold, decreased by 10.1 million pounds, or 14%, for the three months ended March 28, 2014 compared to the three months ended March 29, 2013. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products partially offset by the continued strong execution of the submarine turnkey project business.

Metal-adjusted net sales in the ROW segment increased $27.6 million or 6%. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $24.7 million and increased volume of $45.1 million partially offset by unfavorable foreign currency exchange rate changes of $42.2 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar. Volume, as measured by metal pounds sold, increased by 19.5 million pounds, or 21%, in the three months ended March 28, 2014 compared to the three months ended March 29, 2013. The increase in demand is primarily attributable to increased Chilean export copper rod sales in the three months ended March 28, 2014.

Cost of Sales
Cost of sales decreased $88.8 million to $1,298.0 million in the three months ended March 28, 2014 from $1,386.8 million in the three months ended March 29, 2013. The decrease in the cost of sales is consistent with the decrease in sales in the three months ended March 28, 2014 as compared to the three months ended March 29, 2013. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 55% of total product cost.
Gross Profit
Gross profit decreased $24.8 million, or 16%, for the three months ended March 28, 2014 from the three months ended March 29, 2013. Gross profit as a percentage of sales was 9% and 10% for the three months ended March 28, 2014 and for the three months ended March 29, 2013, respectively. Gross profit as a percentage of sales decreased primarily due to the selling of higher average cost inventory into a lower price environment on copper based products in the three months ended March 28, 2014 as compared to the three months ended March 29, 2013 as well as an inventory impairment charge of $8.0 million at the Venezuelan entity in the three months ended March 28, 2014.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) decreased $3.4 million, or 3% for the three months ended March 28, 2014 as compared to the three months ended March 29, 2013. SG&A as a percentage of metal-adjusted net sales was approximately 8% for the three months ended March 28, 2014 and for the three months ended March 29, 2013.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	March 28, 2014		March 29, 2013
	Amount	%	Amount	%
North America	$32.3	(14)%	$37.7	115%
Europe and Mediterranean	(9.1)	4%	(16.2)	(49)%
ROW	(260.3)	110%	11.3	34%
Total operating income (loss)	$(237.1)	100%	$32.8	100%
The decrease in operating income for the North America segment of $5.4 million was primarily attributable to decreased demand as noted above, a negative impact on operating income due to the selling of higher average cost inventory into a lower price environment on copper based products in the current year and higher than normal aluminum building wire operating profit in the first quarter of 2013 due to a favorable pricing environment as a result of a market supply shortage.

The increase in operating income for the Europe and Mediterranean segment of $7.1 million was primarily driven by the continued strong execution of the submarine turnkey project business in the three months ended March 28, 2014 as compared to the three months ended March 29, 2013 partially offset by the European Commission’s decision to impose a fine of $2.5 million related to its competition investigation.

The decrease in operating income for the ROW segment of $271.6 million was primarily attributable to the impairment of goodwill and other indefinite-lived tradenames of $248.5 million, a non-cash inventory impairment charge of $8.0 million at the Venezuelan entity in the three months ended March 28, 2014 and the negative impact due to the social unrest in Venezuela and Thailand in the three months ended March 28, 2014 as compared to the three months ended March 29, 2013.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges. During the three months ended March 28, 2014 and March 29, 2013, the Company recorded other expense of $97.7 million and $52.7 million, respectively. For the three months ended March 28, 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation and $14.6 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended March 29, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $10.1 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $1.7 million related to foreign currency transactions.
Interest Expense
Net interest expense decreased to $26.2 million for the three months ended March 28, 2014 from $28.0 million for the three months ended March 29, 2013 primarily attributable due to the repayment at maturity of the $355.0 million 0.875% Convertible Notes due 2013 which were repaid in the fourth quarter of 2013.
Tax Provision
The Company’s effective tax rate for the three months ended March 28, 2014 and March 29, 2013 was 5.9% and 7.9% respectively. The low effective tax rate on the pre-tax loss for the first quarter of 2014 was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges recorded during the quarter related to asset impairments and the Venezuela currency devaluation.  A $19.9 million income tax benefit was recognized due to the reversal of deferred tax liabilities associated with the $93.4 million PDIC tradename impairment charge, a $0.1 million income tax benefit was recognized on the $155.1 million PDIC goodwill impairment charge, no income tax benefit was recognized on the $8.0 million Venezuela lower of cost or market inventory charge, and no income tax benefit was recognized related to the $83.1 million Venezuelan currency devaluation charge.  Similarly, the low effective tax rate on the pre-tax loss for the first quarter of 2013 was primarily due to no tax benefit being recognized on the $40.9 million Venezuela currency devaluation charge.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock for the three months ended March 29, 2013. The Company’s outstanding shares of the Series A preferred stock were mandatorily redeemed on November 24, 2013. Prior to the redemption date, all but two shareholders elected to convert their shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Series A preferred stock.  As a result of the conversions and mandatory redemption, as of November 25, 2013, no shares of the Series A preferred stock were outstanding during the three months ended March 28, 2014.
Liquidity and Capital Resources
The Company maintains a strong financial position as evidenced by the Company's ability to generate substantial cash from operations and access to capital markets at competitive rates. Cash flows from operations as well as borrowings under our Revolving Credit Facility provide the primary source for financing operating expenses and other short term liquidity needs. As necessary the Company incurs additional borrowings to fund working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, cash dividends, repurchase of common stock and to fund tax payments. The overall cash position of the Company reflects the business results and a global cash management strategy that incorporates liquidity management, economic factors, and tax considerations.

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of March 28, 2014 and December 31, 2013 approximately 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries. If these funds are needed for the Company's operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company's intent is to permanently reinvest these funds outside of the U.S. and current plans do not demonstrate a need to repatriate them to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our North American and European operations.

Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 36% and 46% of the consolidated cash and cash equivalents balance as of March 28, 2014 and December 31, 2013, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $1.2 million and $7.2 million during the three months ended March 28, 2014 and March 29, 2013, respectively. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.

Summary of Cash Flows
Operating cash outflow of $35.5 million for the three months ended March 28, 2014 reflects a net working capital use of $58.8 million as compared to $213.6 million in the three months ended March 29, 2013. The net working capital use in the three months ended March 28, 2014 is primarily due to an increase in accounts receivables and inventory of $57.1 million and $101.8 million, respectively. The increase in inventory and accounts receivable in three months ended March 28, 2014 is consistent with the three months ended March 29, 2013. These increases are due to seasonal trends in which inventories are built in anticipation of demand during the spring and summer months when construction activity increases. The increase due to accounts receivable and inventory is partially offset by the increase in accounts payable, accrued and other liabilities of $97.1 million in the three months ended March 28, 2014 which is primarily driven by an increase in accounts payable used to fund the inventory increase. The decrease in accounts payable, accrued and other liabilities in the three months ended March 29, 2013 was also primarily driven by accounts payable which were reduced in the first quarter of 2013 by a combination of utilizing cash on the balance sheet and local credit facilities in certain foreign units, principally Brazil, Chile and Zambia. Overall, the use of working capital was partially offset by the generation of cash inflows of $23.3 million related to net income (loss) adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange gains (losses), deferred income taxes, excess tax benefits from stock-based compensation, inventory impairment charge, goodwill and indefinite-lived intangible asset impairment charge, convertible debt instruments noncash interest charges and losses on disposal of property.

Cash flow used by investing activities was $26.7 million in the three fiscal months ended March 28, 2014, primarily reflecting $27.0 million of capital expenditures. The Company anticipates capital spending to be approximately $80 million to $100 million in 2014.

Financing activities generated $49.5 million and $94.7 million of cash inflows in the three fiscal months ended March 28, 2014 and the three months ended March 29, 2013, respectively. The decrease in cash flow of financing activities is due to the payment of a quarterly cash dividend that totaled $0.18 per share of outstanding common stock or approximately $9.0 million to all common shareholders of record in the three months ended March 28, 2014 as well as stock repurchases of $30.7 million in the three months ended March 28, 2014. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,468.0 million as of March 28, 2014 and the Company maintained approximately $740.9 million of excess availability under its various credit facilities around the world. The Company utilizes short and long term debt to address working capital needs, debt repayments and interest as well as discretionary investments in internal product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian and European borrowings under the facility, a first priority security interest in substantially all of the Company's domestic and Canadian assets and certain assets of the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries and the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose on substantially all of the Company's assets and liquidate these assets. Broadly, cross-default provisions, would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default is not cured for a period of time under the terms of one or more financing agreements, a change in control or a fundamental change.
As of March 28, 2014 and December 31, 2013, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2013 were underfunded by $118.3 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended March 28, 2014 was $3.7 million and cash contributions were approximately $3.3 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At March 28, 2014, maturities of long-term debt during the twelve month periods beginning March 28, 2014 through March 29, 2019 and thereafter are $285.6 million, $128.4 million, $8.1 million, $0.9 million and $265.2 million, respectively, and $779.8 million thereafter.
Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 28, 2014, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning March 28, 2014 through March 29, 2019 and thereafter are $38.9 million, $36.7 million, $31.5 million, $21.4 million and $7.5 million, respectively, and $11.0 million thereafter.

As of March 28, 2014, the Company had $85.3 million in letters of credit, $181.8 million in various performance bonds and $323.8 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See “Liquidity and Capital Resources” for excess availability under the Company’s various credit borrowings.

See the previous section, “Debt and Other Contractual Obligations,” for information on debt-related guarantees.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $0.9 million and $0.6 million for the three months ended March 28, 2014 and March 29, 2013, respectively. In addition, certain of General Cable’s subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $2.8 million and $3.1 million at March 28, 2014, and at December 31, 2013, respectively, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following:

(1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (7) the impact of technology; (8) our ability to maintain relationships with our distributors and retailers; (9) the changes in tax rates and exposure to new tax laws; (10) our ability to adapt to current and changing industry standards; (11) our ability to execute large customer contracts; (12) our ability to maintain relationships with key suppliers; (13) the impact of fluctuations in foreign currency rates; (14) compliance with foreign and U.S. laws and regulations; (15) our ability to negotiate extensions of labor agreements; (16) our ability to continue our uncommitted accounts payable confirming arrangements; (17) our exposure to counterparty risk in our hedging arrangements; (18) changes in financial impact on any future plant closures; (19) our ability to achieve target returns on investments in our defined benefit plans; (20) possible future environmental liabilities and asbestos litigation; (21) the outcome of current pending antitrust and competition law investigations; (22) our ability to attract and retain key employees; (23) our ability to make payments on our indebtedness; (24) our ability to comply with covenants in our existing or future financing agreements; (25) lowering of one or more of our debt ratings; (26) our ability to maintain adequate liquidity; (27) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (28) the trading price of our common stock; (29) and other material factors. See Item 1A "Risk Factors" in the Company's 2013 Annual Report on Form 10-K, for a more detailed discussion on some of these risks.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2013 Annual Report on Form 10-K. In the three months ended March 28, 2014, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill and intangible valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
In the three months ended March 28, 2014, there have been no recent accounting pronouncements that are expected to have a significant effect on the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of March 28, 2014 and December 31, 2013, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

As of March 28, 2014 and December 31, 2013, there were no derivatives that were designated as cash flow hedges.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 28, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 28, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended March 28, 2014, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of the date of this filing, there have been no material legal proceedings or material developments in the legal proceedings disclosed in the Company’s 2013 Annual Report on Form 10-K.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended March 28, 2014(1)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plans
January 1, 2014 through January 24, 2014	—	$—	—	$105,476,110
January 25, 2014 through February 21, 2014	363,865	$30.84	363,865	$94,254,513
February 22, 2014 through March 28, 2014	636,135	$30.66	636,135	$74,750,614
(1) Includes the deemed surrender of 57,941 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $30.17. Also includes, 1,000,000 shares of common stock that were purchased as part of publicly announced plans or programs during the three months ended March 28, 2014.  On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014.  As of March 28, 2014, our remaining share repurchase authorization was $74.8 million.
Cash Dividends
On May 20, 2013 the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three months ended March 28, 2014 the Company paid a quarterly cash dividend of $0.18 per share, or approximately $9.0 million in total. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of Delaware General Corporation law.

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

General Cable Corporation

Signed:	May 6, 2014	By:	/s/ BRIAN J. ROBINSON
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