Form 10-Q
period 2014-09-26
GENERAL CABLE CORP /DE/
filed 2014-11-03
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2014
Common Stock, $0.01 par value	48,670,829

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data) (unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales	$1,471.7	$1,557.1	$4,433.1	$4,759.9
Cost of sales	1,445.1	1,396.9	4,142.6	4,250.0
Gross profit	26.6	160.2	290.5	509.9
Selling, general and administrative expenses	101.9	117.3	338.2	363.4
Goodwill impairment charge	—	—	155.1	—
Intangible asset impairment charges	3.3	—	98.8	—
Operating income (loss)	(78.6)	42.9	(301.6)	146.5
Other income (expense)	(17.3)	9.5	(111.4)	(58.8)
Interest income (expense):
Interest expense	(28.5)	(30.6)	(85.6)	(90.7)
Interest income	0.8	1.7	3.0	4.7
	(27.7)	(28.9)	(82.6)	(86.0)
Income (loss) before income taxes	(123.6)	23.5	(495.6)	1.7
Income tax (provision) benefit	4.5	(16.2)	13.8	(29.9)
Equity in net earnings of unconsolidated affiliated companies	0.3	0.9	0.9	1.5
Net income (loss) including non-controlling interest	(118.8)	8.2	(480.9)	(26.7)
Less: preferred stock dividends	—	0.1	—	0.3
Less: net income (loss) attributable to non-controlling interest	5.4	2.4	(16.5)	4.9
Net income (loss) attributable to Company common shareholders	$(124.2)	$5.7	$(464.4)	$(31.9)
Earnings (loss) per share
Earnings (loss) per common share-basic	$(2.55)	$0.11	$(9.52)	$(0.64)
Weighted average common shares-basic	48.7	49.2	48.8	49.5
Earnings (loss) per common share-assuming dilution	$(2.55)	$0.11	$(9.52)	$(0.64)
Weighted average common shares-assuming dilution	48.7	50.7	48.8	49.5
Dividends per common share	$0.18	$0.18	$0.54	$0.36
Comprehensive income (loss):
Net income (loss)	$(118.8)	$8.2	$(480.9)	$(26.7)
Currency translation gain (loss)	(56.1)	14.5	(57.9)	(28.8)
Defined benefit plan adjustments, net of tax of $0.7 million and $3.3 million in the three and nine months ended September 26, 2014 and $0.8 million and $2.8 million in the three and nine months ended September 27, 2013	1.0	1.8	6.1	5.2
Change in fair value of derivatives, net of tax of $0.2 million and $0.6 million in the three and nine months ended September 27, 2013	—	(0.2)	—	—
Comprehensive income (loss), net of tax	(173.9)	24.3	(532.7)	(50.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	3.9	5.5	(20.3)	1.0
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(177.8)	$18.8	$(512.4)	$(51.3)
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 26, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$272.4	$418.8
Receivables, net of allowances of $36.5 million at September 26, 2014 and $39.2 million at December 31, 2013	1,187.5	1,171.7
Inventories	1,278.2	1,239.6
Deferred income taxes	44.8	50.2
Prepaid expenses and other	129.0	126.2
Total current assets	2,911.9	3,006.5
Property, plant and equipment, net	887.9	1,092.0
Deferred income taxes	17.8	15.8
Goodwill	27.0	184.6
Intangible assets, net	70.4	182.9
Unconsolidated affiliated companies	19.3	19.0
Other non-current assets	88.0	78.1
Total assets	$4,022.3	$4,578.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$855.6	$870.6
Accrued liabilities	403.2	434.9
Current portion of long-term debt	407.4	250.3
Total current liabilities	1,666.2	1,555.8
Long-term debt	1,116.4	1,136.6
Deferred income taxes	215.5	233.8
Other liabilities	213.6	255.9
Total liabilities	3,211.7	3,182.1
Commitments and contingencies
Redeemable non-controlling interest	16.3	17.0
Total equity:
Common stock, $0.01 par value, issued and outstanding shares:
September 26, 2014 – 48,670,009 (net of 10,139,959 treasury shares)
December 31, 2013 – 49,598,653 (net of 9,211,857 treasury shares)	0.6	0.6
Additional paid-in capital	707.5	699.6
Treasury stock	(185.4)	(155.3)
Retained earnings	356.4	847.4
Accumulated other comprehensive income (loss)	(160.1)	(112.1)
Total Company shareholders’ equity	719.0	1,280.2
Non-controlling interest	75.3	99.6
Total equity	794.3	1,379.8
Total liabilities, redeemable non-controlling interest and equity	$4,022.3	$4,578.9
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions) (unaudited)

	Nine Fiscal Months Ended
	September 26, 2014	September 27, 2013
Cash flows of operating activities:
Net income (loss) including non-controlling interest	$(480.9)	$(26.7)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	96.7	100.0
Amortization of restricted stock awards	0.9	0.6
Foreign currency exchange (gain) loss	106.1	55.2
Deferred income taxes	(13.2)	4.0
Excess tax (benefits) deficiencies from stock-based compensation	0.6	(0.1)
Goodwill impairment charge	155.1	—
Intangible asset impairment charges	98.8	—
Non-cash asset-related charges	124.5	14.0
Convertible debt instruments non-cash interest charges	1.3	17.4
(Gain) loss on disposal of property	2.7	2.8
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(104.0)	(91.0)
(Increase) decrease in inventories	(81.7)	(64.0)
(Increase) decrease in other assets	3.5	(8.2)
Increase (decrease) in accounts payable, accrued and other liabilities	11.5	(27.1)
Net cash flows of operating activities	(78.1)	(23.1)
Cash flows of investing activities:
Capital expenditures	(68.2)	(65.4)
Proceeds from properties sold	5.4	0.4
Acquisitions, net of cash acquired	—	(6.9)
Other	—	0.2
Net cash flows of investing activities	(62.8)	(71.7)
Cash flows of financing activities:
Dividends paid to shareholders	(26.6)	(18.1)
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)	0.1
Proceeds from debt	1,764.6	850.9
Repayments of debt	(1,598.2)	(779.5)
Purchase of non-controlling interest	(0.3)	(4.0)
Dividends paid to non-controlling interest	(5.2)	(3.2)
Repurchase of common shares	(30.7)	(19.5)
Proceeds from exercise of stock options	0.2	0.6
Net cash flows of financing activities	103.2	27.3
Effect of exchange rate changes on cash and cash equivalents	(108.7)	(21.7)
Increase (decrease) in cash and cash equivalents	(146.4)	(89.2)
Cash and cash equivalents – beginning of period	418.8	622.3
Cash and cash equivalents – end of period	$272.4	$533.1
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$17.6	$34.4
Interest paid	$67.6	$62.0
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$17.0	$13.9
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine fiscal months ended September 26, 2014 are not necessarily indicative of results that may be expected for the full year. The December 31, 2013 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2013 Annual Report on Form 10-K. In the nine months ended September 26, 2014, there have been no significant changes to these policies. In the nine months ended September 26, 2014, the following accounting pronouncements have been issued with respect to the Company:
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. The Company will adopt the standard on January 1, 2017. The Company is evaluating the impact that the standard will have on its Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This standard provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.
3.    Restructuring
July 2014 restructuring program

In July 2014, the Company announced a comprehensive restructuring program. The restructuring program, which builds on the Company's previously launched productivity and asset optimization plans, is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing initiatives to reduce selling, general and administrative ("SG&A") expenses globally.

The Company expects to incur approximately $200 million in before-tax restructuring charges. The expected costs are $13 million in the North America segment, $118 million in the Europe and Mediterranean segment, and $69 million in the Rest of World ("ROW") segment. As of September 26, 2014, aggregate costs incurred are $3.6 million in the North America segment, $105.7 million in the Europe and Mediterranean segment, and $37.0 million in the ROW segment. For the three and nine months ended September 26, 2014, the Company incurred charges of $119.6 million and $146.3 million, respectively. In the three and nine months ended September 26, 2014, costs incurred were $0.4 million and $3.6 million in the North America segment, $105.7 million and $105.7 million in the Europe and Mediterranean segment, and $13.5 million and $37.0 million in the ROW segment, respectively. For the three and nine months ended September 26, 2014, approximately $109.9 million and $136.6 million of these charges were recorded in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. For the three and nine months ended September 26, 2014, approximately $9.7 million of these charges were recorded as SG&A expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Restructuring costs incurred consist primarily of employee separation costs and asset-related costs to exit or realign facilities. The Company is also incurring other costs as outlined below. Changes in the restructuring reserve and activity for the nine months ended September 26, 2014 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$40.0	$130.0	$30.0	$200.0
Balance, December 31, 2013	$—	$—	$—	$—
Net provisions	29.0	109.2	8.1	146.3
Net benefits charged against the assets	—	(109.2)	(7.7)	(116.9)
Payments	(0.4)	—	(0.1)	(0.5)
Foreign currency translation	—	—	—	—
Balance, September 26, 2014	$28.6	$—	$0.3	$28.9
Remaining expected restructuring charges	$11.0	$20.8	$21.9	$53.7
Employee Separation Costs
The Company recorded employee separation costs of $29.0 million in the three and nine months ended September 26, 2014. The employee separation charges were $0.4 million in North America, $27.7 million in Europe and $0.9 million in ROW in the three and nine months ended September 26, 2014, respectively.
Employee separation costs include severance, retention bonuses and pension costs. As of September 26, 2014, employee separation costs included severance charges for approximately 550 employees; approximately 430 of these employees were classified as manufacturing employees and approximately120 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations and the amounts are based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations or as charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.
Asset-Related Costs
The Company recorded asset-related costs of $85.8 million and $109.2 million, respectively, in the three and nine months ended September 26, 2014. The long-lived asset impairment charges were $0.0 million and $3.2 million in North America, $77.6 million and $77.6 million in Europe and $8.2 million and $28.4 million in ROW in the three and nine months ended September 26, 2014, respectively.
Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets exceed their carrying value. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets as the global restructuring program is executed.
To determine the fair value, a current appraisal of each impaired asset groups' machinery and equipment and real property, as applicable, was performed utilizing standard valuation approaches, which incorporate Level 3 inputs. The Company assesses impairment at the asset group level which represents the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The asset groups at the Company are primarily each manufacturing unit, unless the cash flows of the manufacturing unit are not independent due to shared production, distribution and sale of the finished product. The Company considered the expected net cash flows to be generated by the use of each asset group, as well as the expected cash proceeds from the disposition of the assets, if any, to determine fair value. The impairment charges were recorded in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company notes the plan to abandon a long-lived asset before the end of its previously estimated useful life is a change in accounting estimate per ASC 250 - Accounting Changes and Error Corrections. The annual depreciation impact from the asset write-downs and changes in estimated useful lives is immaterial.
Other Costs
The Company recorded other restructuring-type charges of $4.8 million and $8.1 million, respectively, in the three and nine months ended September 26, 2014. The other restructuring-type charges were $0.0 million and $0.0 million in North America, $0.4 million and $0.4 million in Europe and $4.4 million and $7.7 million in ROW in the three and nine months ended September 26, 2014, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.
February 2014 restructuring program
In February 2014, as part of the Company's productivity and asset optimization plans, the Company announced the permanent closure of two manufacturing facilities in the electric utility business in North America. The Company expected to incur $10.0 million to $12.0 million, half of which was expected to be non-cash, in pre-tax costs in 2014 related to the closure of these two manufacturing facilities. In the nine months ended September 26, 2014, the Company incurred charges of $8.4 million related to these closures and other cost reductions. The total employee separation costs were $5.5 million, asset related costs were $1.6 million and other costs were $1.3 million in the nine months ended September 26, 2014. The accrual balances related to these activities are immaterial at September 26, 2014.

4.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 26, 2014 and September 27, 2013, the Company recorded other expense of $17.3 million and other income of $9.5 million, respectively. During the nine months ended September 26, 2014 and September 27, 2013, the Company recorded other expense of $111.4 million and $58.8 million, respectively. For the three months ended September 26, 2014, other expense was primarily attributable to $19.8 million related to foreign currency transaction losses, of which $14.1 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated during the third quarter, partially offset by $6.0 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended September 27, 2013, other income was primarily attributable to $2.9 million related to gains on derivative instruments that were not designated as cash flow hedges and other income of $6.6 million related to foreign currency transactions which included $4.3 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to the currency devaluation on February 13, 2013 (described in Note 22 - Venezuelan Operations) and settled in the second quarter of 2013. For the nine months ended September 26, 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation in the first quarter, $4.7 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $20.1 million related to foreign currency transaction losses, of which $11.6 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated from the first quarter of 2014. For the nine months ended September 27, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $17.5 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $1.4 million related to foreign currency transaction losses which included $16.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to the currency devaluation on February 13, 2013.
Refer to Note 22 - Venezuelan Operations for more information related to recent developments regarding the Company's Venezuelan operations.
5.    Inventories
Approximately 86% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. During the nine months ended September 26, 2014, the Venezuelan entity recorded $8.8 million of lower of cost or market charges that were recognized within the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). These charges are due to translation of local sales results at the SICAD 1 rate, approximately 10 BsF to 12 BsF per U.S. Dollar, and sales price caps under the new price controls law while the Company's cost for the copper component of its inventory is based on copper purchases at the official rate of 6.30

BsF per U.S. dollar. Therefore, management reduced Venezuela's inventory value to expected sales price (market value), which was lower than the recorded cost basis. In the three months ended September 26, 2014, the Venezuelan entity did not record a lower of cost or market charge. Refer to Note 22 - Venezuelan Operations for the recent developments at the Venezuelan entity.
At September 26, 2014, all inventories are stated at the lower of cost or market.

(in millions)	September 26, 2014	December 31, 2013
Raw materials	$316.5	$319.1
Work in process	202.1	190.1
Finished goods	759.6	730.4
Total	$1,278.2	$1,239.6
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

Property, plant and equipment consisted of the following (in millions):

	September 26, 2014	December 31, 2013
Land	$102.5	$120.8
Buildings and leasehold improvements	316.2	372.6
Machinery, equipment and office furnishings	969.2	1,290.6
Construction in progress	60.2	46.3
Total gross book value	1,448.1	1,830.3
Less accumulated depreciation	(560.2)	(738.3)
Total net book value	$887.9	$1,092.0
Depreciation expense for the three and nine fiscal months ended September 26, 2014 was $27.5 million and $85.4 million, respectively. Depreciation expense for the three and nine fiscal months ended September 27, 2013 was $30.3 million and $89.6 million, respectively.

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

Third Quarter 2014 Brazil Rod Mill Asset Impairment

The Brazil rod mill results are reported within the ROW reportable segment. In the three months ended September 26, 2014, the Company announced its intent to shut down the Brazil rod mill due to changes in the supply market. The change in the supply market was deemed a significant adverse change in the manner in which the Brazil rod mill will operate resulting in a change in the defined asset group. The asset group was deemed impaired as it no longer provides future benefits to the Company. To determine the fair value, the Company considered the expected net cash flows to be generated by the assets through the closure date, as well as the expected cash proceeds from the disposition of the assets utilizing standard valuation approaches, which incorporate Level 3 inputs. Based on the results of the analysis, the Company recorded an impairment charge of $13.1 million in the three and nine months ended September 26, 2014.  The impairment charge was recorded in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Third Quarter 2013 Mexico Asset Impairment
In three months ended September 27, 2013, the Company’s executive management decided to no longer import building wire product into the United States manufactured in its Mexico unit ("Mexico"). This change is considered significant to the Mexican operation due to the associated revenue, profit and the influence on the overall results in Mexico from this United States business. This change coupled with pricing pressures in the Mexico market and a history of losses caused the Company to perform an asset impairment analysis of its Mexican business in accordance with ASC 360 “Property, Plant and Equipment”.

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

The Company developed its internal forward business plans and 2014 outlook under the guidance of new local and regional leadership to determine the undiscounted expected future cash flows derived from the Mexican long lived assets. Based on the internal projections developed by executive management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. To determine the fair value, a current appraisal of the Mexico machinery and equipment and real property assets was performed utilizing standard valuation approaches.  Based on the results of the analysis, the Company recorded an impairment charge of $14.0 million in the three and nine months ended September 27, 2013.  The impairment charge was recorded in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The amounts of goodwill and indefinite-lived intangible assets were as follows (millions of dollars):

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Europe and Mediterranean	ROW	Total	North America	Europe and Mediterranean	ROW	Total
Balance, December 31, 2013	$17.6	$2.0	$165.0	$184.6	$2.4	$0.5	$127.9	$130.8
Currency translation and other adjustments (1)	(0.5)	(0.1)	(2.5)	(3.1)	—	(0.1)	(34.8)	(34.9)
Goodwill and indefinite-lived asset impairment(2)	—	—	(154.5)	(154.5)	(2.1)	—	(93.1)	(95.2)
Balance, September 26, 2014	$17.1	$1.9	$8.0	$27.0	$0.3	$0.4	$—	$0.7
(1) $32.2 million of the currency translation and other adjustment related to the indefinite-lived assets in the ROW operating segment includes a reclassification of the PDIC trade name to a definite-lived asset with an estimated remaining life of 10 years.
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
At September 26, 2014, the total accumulated goodwill impairment charge was $154.5 million prior to foreign currency translation adjustments, all within the ROW segment. At September 26, 2014, the total accumulated indefinite-lived asset trade name impairment loss was $93.1 million in the ROW segment, prior to foreign currency translation adjustments and $2.1 million was recorded within the North America segment.
The amounts of other intangible assets were as follows (millions of dollars):

Tables of Contents

	September 26, 2014	December 31, 2013
Amortized intangible assets:
Amortized intangible assets	$168.4	$139.5
Accumulated amortization	(96.3)	(85.8)
Foreign currency translation adjustment	(2.4)	(1.6)
Amortized intangible assets, net	$69.7	$52.1
Amortized intangible assets are stated at cost less accumulated amortization as of September 26, 2014 and December 31, 2013. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. The amortization of intangible assets for the nine months ended September 26, 2014 and September 27, 2013 was $10.5 million and $9.3 million, respectively. The estimated amortization expense during the twelve month periods beginning September 26, 2014 through September 27, 2019 and thereafter, based on exchange rates as of September 26, 2014, is $12.6 million, $11.5 million, $9.9 million, $7.1 million, $6.3 million and $22.3 million thereafter.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company completes its annual impairment test during the fourth quarter of each year. In addition, the Company evaluates the carrying amount between such annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization. At October 31, 2013 and December 31, 2013, the estimated fair value of the goodwill at our PDIC reporting unit and the indefinite-lived intangible assets exceeded their corresponding carrying amount including recorded goodwill; however, in the first quarter of 2014 the following events changed which reduced the fair value of the PDIC reporting unit:

•
Except certain cost of sales related to copper inventory, all of the BsF denominated revenues and expenses for future periods reflected remeasurement using the SICAD 1 rate versus the prior official rate of 6.30 BsF per U.S. dollar. Due to the changes in the currency exchange system and the rate used to remeasure the financial statements of the Venezuelan entity, the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels. Refer to Note 22 - Venezuelan Operations for additional information.

•
In the first quarter of 2014, the Venezuelan President used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum pricing limits in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela is subject to price controls, which may restrict the Company’s ability to increase prices more than 30% higher than product costs. Until this law is removed or revised to allow for a higher level of pricing, the Venezuelan operating profit margin is expected to be lower than historical and previously projected future profit levels. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela are expected to result in lower than historical and previously projected future profit levels. Refer to Note 22 - Venezuelan Operations for additional detail.

•	During the first quarter of 2014, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its book value.
Based upon the combination of the above factors, the Company concluded that goodwill impairment indicators existed as of March 28, 2014. As a result, the Company performed an interim goodwill impairment analysis as of March 28, 2014. The Company engaged an outside valuation firm to assist in valuing the Company’s reporting unit and preparing the goodwill impairment analysis. To determine the fair value of the reporting unit (Level 3), the Company employed an income and market-based approach with each being weighted equally. Under the income approach, the Company used a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, were based on the then current market conditions and were consistent with internal management projections. The cost of capital rate selected was based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method was used for the market approach. The approach provided an estimate of value using multiples of earnings derived from the market values of publicly traded companies in the wire and cable industry. In addition to the selection of guideline companies, the market approach included an analysis of the Company’s financial and operating performance risk, profitability, and growth as compared to the reporting unit.

Tables of Contents

The Company performed the first step (“Step 1”) of the goodwill impairment assessment at March 28, 2014. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $154.5 million. Based on the results of the valuation, the carrying amount of the reporting unit exceeded the fair value. Based on the results of Step 1 of the impairment analysis and the preliminary results of Step 2, the Company believed that an impairment loss was probable and based on a preliminary estimate, after consultation with a third party valuation specialist, the Company recognized an impairment charge equal to the total recorded PDIC goodwill of $155.1 million in the ROW operating segment. The impairment charge was recorded in the goodwill impairment charge caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Based on the decrease of our cash flow projections for the PDIC reporting unit, the Company also completed an impairment test for the trade name in the first quarter of 2014. The fair value of the trade name is based on the discounted cash flows the trade name can be expected to generate in the future. Based on the results of the valuation, the carrying amount of the trade name exceeded the fair value. The impairment valuation resulted in a $93.4 million impairment charge in the first quarter related to the trade name in the ROW operating segment. The impairment charge was recorded in the indefinite-lived intangible asset impairment charge caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In the second quarter of 2014 in connection with the completion of the above mentioned Step 2 analysis, the Company reassessed the remaining life of the PDIC trade name and concluded it was no longer indefinite. In the second quarter, the Company reclassified the PDIC trade name to a definite-lived asset with an estimated remaining life of 10 years based on increased political and economic instability in countries in which the trade name is utilized.
8.     Accrued Liabilities
Warranty Accrual
The warranty accrual balance at September 26, 2014 and December 31, 2013 was $11.5 million and $14.1 million, respectively. The Company accrues liabilities under service and warranty policies based upon specific claims and a review of historical warranty and service claims experience. Adjustments are made to the accruals as claims data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Changes in the carrying amount of the service and product warranty accrual are below (in millions):

Balance, December 31, 2013	$14.1
Net provisions for warranties issued	4.3
Payments and other related to the warranty accrual	(6.1)
Foreign currency translation	(0.8)
Balance, September 26, 2014	$11.5

Tables of Contents

9.	Long-Term Debt

(in millions)	September 26, 2014	December 31, 2013
North America
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(260.2)	(261.5)
Senior Floating Rate Notes due 2015	125.0	125.0
Revolving Credit Facility	245.1	225.0
Other	9.0	9.0
Europe and Mediterranean
Revolving Credit Facility	74.8	—
Other Credit Facilities	6.1	17.0
Other	7.6	10.3
Rest of World (“ROW”)
Credit facilities	286.9	232.6
Total debt	1,523.8	1,386.9
Less current maturities	407.4	250.3
Long-term debt	$1,116.4	$1,136.6
At September 26, 2014, maturities of long-term debt during the twelve month periods beginning September 26, 2014 through September 27, 2019 and thereafter are $407.4 million, $11.1 million, $2.7 million, $320.9 million and $0.9 million, respectively, and $780.8 million thereafter.

The fair value of the Company's long-term debt, as noted below, was estimated using quoted market prices where available. For long-term debt not actively traded, fair values were based on valuations from third-party banks and market quotations for similar types of borrowing arrangements.
5.75% Senior Notes due 2022
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	September 26, 2014	December 31, 2013
Face Value	$600.0	$600.0
Fair Value (Level 2)	570.0	588.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes due 2029
The Company’s convertible debt instruments outstanding as of September 26, 2014 and December 31, 2013 were as follows:

	Subordinated Convertible Notes
(in millions)	September 26, 2014	December 31, 2013
Face value	$429.5	$429.5
Debt discount	(260.2)	(261.5)
Book value	169.3	168.0
Fair value (Level 1)	313.1	462.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
Senior Floating Rate Notes
The Company’s Senior Floating Rate Notes outstanding as of September 26, 2014 and December 31, 2013 were as follows:

	Senior Floating Rate Notes
(in millions)	September 26, 2014	December 31, 2013
Face value	$125.0	$125.0
Fair value (Level 1)	125.0	124.1
Interest rate	2.6%	2.6%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries
The Company may, at its option, redeem the Senior Floating Rate Notes, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, plus accrued interest and unpaid interest. The Senior Floating Rate Notes may also be repurchased at the option of the holders in connection with a change of control (as determined in the indenture governing the Senior Floating Rate Notes) or in connection with certain asset sales.
Asset-Based Revolving Credit Facility (“Revolving Credit Facility”)
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the facility size to $700 million and then subsequently amended and restated on September 6, 2013 and further amended on October 22, 2013, May 20, 2014, September 23, 2014 and October 28, 2014, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains

Tables of Contents

restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a maturity date of September 6, 2018. The maturity date of the Revolving Credit Facility will automatically become due December 31, 2014, if the Company's Senior Floating Rate Notes are not refinanced with indebtedness that matures or is mandatorily redeemable or is redeemable at the option of the holders thereof not earlier than the date that is 6 months after September 6, 2018 unless, if such notes are not refinanced, there is at least $100 million of availability under the Revolving Credit Facility and the fixed charge coverage ratio (as defined in the Revolving Credit Facility) is not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized $4.9 million in 2013, $2.3 million in 2012 and $4.8 million in 2011 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates the carrying value.
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	September 26, 2014	December 31, 2013
Outstanding borrowings	$319.9	$225.0
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	412.1	298.4
Interest rate	2.2%	2.0%
Outstanding letters of credit	$29.6	$112.7
Original issuance	July 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at September 26, 2014 is $263.9 million, $69.6 million and $78.6 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2013 was $102.1 million, $53.1 million and $143.2 million, respectively.
Europe and Mediterranean Credit Facilities
The Company’s Europe and Mediterranean credit facilities are summarized in the table below:

	Europe and Mediterranean Credit Facilities
(in millions)	September 26, 2014	December 31, 2013
Outstanding borrowings	$6.1	$17.0
Undrawn availability	36.6	48.8
Interest rate – weighted average	7.0%	6.7%
Maturity date	Various; all due within 1 year

Tables of Contents

ROW Credit Facilities
The Company’s ROW credit facilities are summarized in the table below:

	ROW Credit Facilities
(in millions)	September 26, 2014	December 31, 2013
Outstanding borrowings	$286.9	$232.6
Undrawn availability	238.1	302.2
Interest rate – weighted average	6.0%	4.6%
Maturity date	Various; $275.1 million due within 1 year
The Company’s ROW credit facilities are short term loans utilized for working capital purposes. The fair value of the ROW credit facilities approximates the carrying value due to the short term nature of the facilities.

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

As of September 26, 2014 and December 31, 2013, there were no outstanding interest rate swaps. In the nine months ended September 27, 2013, the Company utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on a portion of the Company’s floating rate debt. The Company did not provide or receive any collateral specifically for these contracts.

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

As of September 26, 2014 and December 31, 2013, there were no derivatives that were designated as cash flow hedges. In the three months ended September 27, 2013, the Company had no commodity instruments and foreign currency exchange contracts accounted for as cash flow hedges. In the nine months ended September 27, 2013, the Company accounted for certain commodity instruments and foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that are designated as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at September 26, 2014 and December 31, 2013 are shown below (in millions).

	September 26, 2014			December 31, 2013
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$114.5	$2.6	$1.6	$173.7	$1.2	$7.6
Foreign currency exchange	165.9	2.8	4.3	223.2	6.0	1.7
		$5.4	$5.9		$7.2	$9.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

Tables of Contents

As of September 26, 2014 and December 31, 2013, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets.  As of September 26, 2014 and December 31, 2013, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of September 26, 2014 and December 31, 2013, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

For the derivative instruments that were designated and qualified as cash flow hedges in the nine months ended September 27, 2013, unrealized gains and losses on the derivative were reported as a component of accumulated other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings, which generally occured over periods of less than one year. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings. For the three months ended September 27, 2013, the Company had no commodity instruments or foreign currency exchange contracts that were accounted for as cash flow hedges.

	Nine Fiscal Months Ended September 27, 2013
(in millions)	Amount of Comprehensive Income (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$(0.1)	Interest expense
Commodity futures	(1.3)	(1.9)	Cost of sales
	$(1.2)	$(2.0)
For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the three fiscal months ended September 26, 2014 and September 27, 2013, the Company recorded a gain of $6.0 million and a gain of $2.9 million, respectively, for derivative instruments not designated as cash flow hedges in other income (expense). For the nine fiscal months ended September 26, 2014 and September 27, 2013, the Company recorded a loss of $4.7 million and $17.5 million, respectively, for derivative instruments not designated as cash flow hedges in other income (expense).
Other Forward Pricing Agreements
In the normal course of business, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At September 26, 2014 and December 31, 2013, the Company had $26.6 million and $10.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At September 26, 2014 and December 31, 2013, the fair value of these arrangements was $25.4 million and $10.6 million, respectively, and the Company had an unrealized loss of $1.2 million and an unrealized gain of $0.5 million, respectively, related to these transactions. The Company expects the unrealized gains under these agreements to offset firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of September 26, 2014 or December 31, 2013.

11.	Income Taxes
The Company’s effective tax rate for the three months ended September 26, 2014 and September 27, 2013 was 3.6% and 68.9% respectively. The low effective tax rate for the three months ended September 26, 2014 was primarily due to the combined impact of no tax benefits being available for the $14.1 million Venezuelan currency revaluation loss, recording a relatively small $2.3 million tax benefit on $119.6 million of asset-related costs and restructuring charges, and the impact of full year forecasted operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.  These unfavorable effective tax rate drivers were partially offset by an $8.0 million income tax benefit associated with uncertain tax position reserve releases during the three months ended September 26, 2014. The effective tax rate for the three months ended September 27, 2013 was negatively influenced by the impact of recording no tax benefit on full year forecasted losses in jurisdictions where valuation allowances were recorded against deferred tax assets.
The Company’s effective tax rate for the nine months ended September 26, 2014 and September 27, 2013 was 2.8% and 1,758.8% respectively. The low effective tax rate on the pre-tax loss for the nine months ended September 26, 2014 was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges related to asset impairments, restructuring charges, Venezuela currency devaluation loss, and other operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.  In the first quarter, a $19.9 million income tax benefit was recognized due to the reversal of deferred tax liabilities associated with the $93.4 million PDIC trade name impairment charge, a $0.1 million income tax benefit was recognized on the $155.1 million PDIC goodwill impairment charge, no income tax benefit was recognized on the $8.8 million Venezuela lower of cost or market inventory charge, and no income tax benefit was recognized related to the $83.1 million Venezuelan currency devaluation charge. In the second and third quarters, a $2.8 million income tax benefit was recorded on $146.3 million of asset-related costs and restructuring charges and no tax benefit was recognized related to the $11.6 million of net Venezuelan currency revaluation losses. These unfavorable effective tax rate drivers were partially offset by $14.7 million of uncertain tax position reserve releases recorded in nine months ended September 26, 2014. The extremely high effective tax rate on the pre-tax income for the nine months ended September 27, 2013 reflects the combined impact of the small $1.7 million pre-tax income, no tax benefit on the Venezuelan currency devaluation loss, the greater mix of earnings in high tax jurisdictions, and the impact of full year forecasted losses in jurisdictions where valuation allowances were recorded against deferred tax assets.
During the third quarter of 2014, the Company accrued approximately $1.3 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $8 million of income tax benefits were recognized due to statute of limitation expirations associated with various uncertain tax positions.

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

The Internal Revenue Service ("IRS") currently is in the process of examining the Company's 2012 consolidated income tax return.  The IRS completed its examination of the Company's 2007 through 2010 consolidated income tax returns in the second quarter of 2013 with insignificant tax adjustments.  With limited exceptions, tax years prior to 2009 are no longer open in major foreign, state, or local tax jurisdictions.

Tables of Contents

12.	Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	September 26, 2014		September 27, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.5	$1.4	$0.5	$1.6
Interest cost	2.0	1.5	1.8	1.4
Expected return on plan assets	(2.6)	(0.8)	(2.3)	(0.5)
Amortization of prior service cost	—	0.3	—	0.4
Amortization of net loss	1.2	0.1	2.0	0.2
Net pension expense	$1.1	$2.5	$2.0	$3.1

	Nine Fiscal Months Ended
	September 26, 2014		September 27, 2013
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.5	$4.2	$1.4	$5.0
Interest cost	6.0	4.8	5.4	4.2
Expected return on plan assets	(7.9)	(2.4)	(6.9)	(1.5)
Amortization of prior service cost	0.1	0.9	—	1.2
Amortization of net loss	3.6	0.3	6.2	0.6
Settlement loss	—	4.5	—	—
Net pension expense	$3.3	$12.3	$6.1	$9.5
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $5.2 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.
Defined benefit pension plan cash contributions for the three fiscal months ended September 26, 2014 and September 27, 2013 were $3.3 million and $2.4 million, respectively. Defined benefit pension plan cash contributions for the nine fiscal months ended September 26, 2014 and September 27, 2013 were $9.9 million and $7.2 million, respectively.
In the second quarter of 2014, the Company recorded a pre-tax non-cash settlement loss of $4.5 million for the termination of a pension plan related to the closure of one of the North America manufacturing plants.
Refer to Note 3 - Restructuring for charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.

Tables of Contents

13.	Total Equity
The Company is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock. Condensed consolidated statements of changes in total equity are presented below for the nine months ended September 26, 2014 and September 27, 2013 (in millions):

		General Cable Total Equity
	Total Equity	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2013	$1,379.8	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$99.6
Comprehensive income (loss)	(532.7)				(464.4)	(48.0)	(20.3)
Common stock dividend	(26.6)				(26.6)
Excess tax benefit from stock compensation	(0.6)		(0.6)
Purchase of non-controlling interest	(0.3)		(1.5)				1.2
Dividends paid to non-controlling interest	(5.2)						(5.2)
Repurchase of common shares	(30.7)			(30.7)
Other – issuance pursuant to restricted stock, stock options and other	10.6		10.0	0.6
Balance, September 26, 2014	$794.3	$0.6	$707.5	$(185.4)	$356.4	$(160.1)	$75.3

		General Cable Total Equity
	Total Equity	Preferred Stock Amount	Common Stock Amount	Add’l Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-Controlling Interest
Balance, December 31, 2012	$1,448.2	$3.8	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$116.5
Comprehensive income (loss)	(50.3)					(31.6)	(19.7)	1.0
Common and preferred stock dividend	(18.1)					(18.1)
Excess tax benefit from stock based compensation	(1.0)			(1.0)
Purchase of non-controlling interest	(4.0)			8.1				(12.1)
Dividends paid to non-controlling interest	(3.2)							(3.2)
Repurchase of treasury shares	(19.5)				(19.5)
Other – issuance pursuant to restricted stock, stock options and other	9.7			8.9	0.8
Balance, September 27, 2013	$1,361.8	$3.8	$0.6	$692.7	$(155.7)	$842.5	$(124.3)	$102.2
The components of accumulated other comprehensive income (loss) as of September 26, 2014 and December 31, 2013, respectively, consisted of the following (in millions):

	September 26, 2014		December 31, 2013
	Company Common Shareholders	Non-Controlling Interest	Company Common Shareholders	Non-Controlling Interest
Foreign currency translation adjustment	$(121.1)	$(28.4)	$(67.1)	$(24.5)
Change in fair value of pension benefit obligation, net of tax	(46.6)	(2.8)	(52.6)	(2.9)
Company deferred stock held in rabbi trust, net of tax	7.3	—	7.3	—
Other	0.3	—	0.3	—
Accumulated other comprehensive income (loss)	$(160.1)	$(31.2)	$(112.1)	$(27.4)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2013 to September 26, 2014 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

Tables of Contents

	Foreign currency translation	Change of fair value of pension benefit obligation	Deferred stock held in rabbi trust	Other	Total
Balance, December 31, 2013	$(67.1)	$(52.6)	$7.3	$0.3	$(112.1)
Other comprehensive income before reclassifications	(54.0)	—	—	—	(54.0)
Amounts reclassified from accumulated other comprehensive income	—	6.0	—	—	6.0
Net current - period other comprehensive income	(54.0)	6.0	—	—	(48.0)
Balance, September 26, 2014	$(121.1)	$(46.6)	$7.3	$0.3	$(160.1)
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
The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 26, 2014 (in millions, net of tax):

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	September 26, 2014	September 26, 2014
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Amortization of defined pension items, net of tax:
Prior service cost	0.2	0.6	SG&A
Net loss	0.8	2.2	SG&A
Settlement Loss	—	3.2	SG&A
Total	$1.0	$6.0

Tables of Contents

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	September 27, 2013	September 27, 2013
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Change in fair value of derivatives, net of tax:
Commodity contracts	$(0.3)	$0.7	Cost of Sales
Total - Change in fair value of derivatives	(0.3)	0.7
Amortization of defined pension items, net of tax:
Prior service cost	0.3	0.8	SG&A
Net loss	1.4	4.2	SG&A
Total - Amortization of defined benefit pension items	1.7	5.0
Total	$1.4	$5.7
Stock Repurchase Programs
On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. Stock purchases under this program may be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under this stock repurchase program the Company purchased no common shares during the three months ended September 26, 2014. Under this stock repurchase program the Company purchased $30.7 million, or 1,000,000 common shares at an average price of $30.73 per share, during the nine months ended September 26, 2014. Under this stock repurchase program the Company purchased $0.5 million, or 18,493 common shares at an average price of $29.99 per share, during the three months ended September 27, 2013 and $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the nine months ended September 27, 2013. The Company's future repurchase of shares is subject to the terms of the Company's Revolving Credit Facility and the indentures governing the Subordinated Convertible Notes, Senior Floating Notes and 5.75% Senior Notes.
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend. During the three and nine months ended September 26, 2014, the Company paid a quarterly cash dividend of $0.18 per share per quarter, or approximately $8.8 million and $26.6 million in total. During the three and nine months ended September 27, 2013, the Company declared and paid a quarterly cash dividend of $0.18 per share per quarter (starting in the second quarter of 2013), or approximately $8.9 million and $17.8 million in total. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of Delaware General Corporation law.
Deferred Compensation Plan
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”) under the terms and conditions disclosed in the Company’s 2013 Annual Report on Form 10-K. The Company accounts for the Deferred Compensation Plan in accordance with ASC 710 - Compensation–General as it relates to arrangements where amounts earned are held in a rabbi trust. The market value of mutual fund investments, nonvested and subsequently vested stock and restricted stock in the rabbi trust was $32.6 million and $42.0 million as of September 26, 2014 and December 31, 2013, respectively. The market value of the assets held by the rabbi trust, exclusive of the market value of the shares of the Company’s nonvested and subsequently vested restricted stock, restricted stock units held in the deferred compensation plan and Company stock investments by participants’ elections, at September 26, 2014 and December 31, 2013 was $21.7 million and $22.2 million, respectively, and is classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. Amounts payable to the plan participants at September 26, 2014 and December 31, 2013, excluding the market value of the shares of the Company’s nonvested and subsequently vested restricted stock and restricted stock units held, were $23.3 million and $24.2 million, respectively, and are classified as “other liabilities” in the Condensed Consolidated Balance Sheets.

Tables of Contents

14.     Share-Based Compensation
The Company has various plans that provide for granting restricted stock units, performance stock units, restricted stock and stock options to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The Black-Scholes valuation model is used to determine the fair value of non-qualified stock options. The fair value of performance stock units is determined using a Monte Carlo simulation model. Restricted stock units and restricted stock awards fair value is based on the Company market stock price on the date of grant. The table below summarizes share-based compensation for the three and nine fiscal months ended September 26, 2014 and September 27, 2013 (in millions).

	Three Fiscal Months Ended
	September 26, 2014	September 27, 2013
Non-qualified stock option expense	$0.5	$1.5
Non-vested stock awards expense	2.8	2.2
Immediately vested stock awards expense	0.1	—
Total pre-tax share-based compensation expense	$3.4	$3.7
Excess tax benefit (deficiency) on share-based compensation (1)	$(0.5)	$—

	Nine Fiscal Months Ended
	September 26, 2014	September 27, 2013
Non-qualified stock option expense	$2.3	$4.2
Non-vested stock awards expense	9.5	6.0
Immediately vested stock awards expense	0.8	—
Total pre-tax share-based compensation expense	$12.6	$10.2
Excess tax benefit (deficiency) on share-based compensation (1)	$(0.6)	$0.1

(1)	Cash inflows (outflows) recognized as financing activities in the Condensed Consolidated Statements of Cash Flows.
The Company records share-based compensation expense as a component of Selling, general and administrative expenses.

15.     Redeemable Non-controlling Interest
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables. The existing shareholders immediately prior to the subscription (the “Sellers” or “Minority Shareholders”) maintained control of the remaining 40% of the shares. The Company and the Minority Shareholders also agreed to certain put and call options with regard to the remaining 40% interest in Procables retained by the Minority Shareholders. For a 36-month period commencing on the fifth anniversary of the closing date, the Minority Shareholders may exercise a put option to sell their entire 40% interest in Procables to the Company. The Company shall be irrevocably obligated to purchase the shares (the "Put Option"). In addition, the Company has a call option (the "Call Option") to purchase the Minority Shareholders’ 40% interest in Procables, during the 36-month period commencing on the expiration of the Put Option period. The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness, as defined in the agreement, of the Company for the most recent audited fiscal year (“EBITDA average”). The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires classification of the Minority Shareholder's interest in the Condensed Consolidated Balance Sheets outside of equity under the caption “Redeemable non-controlling interest.”

The redeemable non-controlling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At September 26, 2014, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable non-controlling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net income (loss).

The following is a rollforward of the redeemable non-controlling interest (in millions):

Balance, December 31, 2013	$17.0
Net income (loss)	—
Foreign currency translation	(0.7)
Balance, September 26, 2014	$16.3
16.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $37.9 million and $42.3 million, respectively, for the three fiscal months ended September 26, 2014 and September 27, 2013 and $119.6 million and $117.8 million, respectively, for the nine fiscal months ended September 26, 2014 and September 27, 2013.

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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions, except per share data)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Earnings (loss) per common share – basic:
Net income (loss) attributable to Company common shareholders	$(124.2)	$5.7	$(464.4)	$(31.9)
Less: Net income allocated to participating securities (4)	—	0.1	—	0.1
Net income (loss) for basic EPS computations (1)	(124.2)	5.6	(464.4)	(32.0)
Weighted average shares outstanding for basic EPS computation (2)	48.7	49.2	48.8	49.5
Earnings (loss) per common share – basic (3)	$(2.55)	$0.11	$(9.52)	$(0.64)
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$(124.2)	$5.7	$(464.4)	$(31.9)
Add: preferred stock dividends, if applicable	—	0.1	—	—
Net income (loss) for diluted EPS computation (1)	$(124.2)	$5.8	$(464.4)	$(31.9)
Weighted average shares outstanding including nonvested shares	48.7	49.2	48.8	49.5
Dilutive effect of convertible notes	—	1.1	—	—
Dilutive effect of stock options and restricted stock units	—	0.4	—	—
Weighted average shares outstanding for diluted EPS computation (2)	48.7	50.7	48.8	49.5
Earnings (loss) per common share – assuming dilution	$(2.55)	$0.11	$(9.52)	$(0.64)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings in the calculation above.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of September 26, 2014. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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
The Company conducts its operations through three geographic operating and reportable segments – North America, Europe and Mediterranean, and ROW, which consists of operations in Latin America, Sub-Saharan Africa, the Middle East and Asia Pacific. The Company’s operating segments align with the structure of the Company’s internal management organization. All three segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum and fiber optic communication, construction, electric utility and electrical infrastructure wire and cable products as well as the North America and ROW segments manufacture and distribute rod mill wire products.

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In North America intersegment sales were $7.2 million and $25.0 million, in Europe and Mediterranean, intersegment sales were $9.1 million and $35.9 million and in ROW, intersegment sales were $4.4 million and $20.9 million for the three and nine months ended September 26, 2014, respectively. In North America, intersegment sales were $4.5 million and $13.9 million, in Europe and Mediterranean, intersegment sales were $7.0 million and $21.9 million and in ROW, intersegment sales were $20.6 million and $58.3 million for the three and nine months ended September 27, 2013, respectively.

The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended September 26, 2014 and September 27, 2013 is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions)	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net Sales:
North America	$644.1	$663.2	$1,884.1	$2,074.7
Europe and Mediterranean	351.9	383.4	1,114.5	1,180.4
ROW	475.7	510.5	1,434.5	1,504.8
Total	$1,471.7	$1,557.1	$4,433.1	$4,759.9
Segment Operating Income (Loss):
North America	$48.0	$25.2	$97.9	$106.6
Europe and Mediterranean	(107.3)	7.6	(97.1)	(7.8)
ROW	(19.3)	10.1	(302.4)	47.7
Total	$(78.6)	$42.9	$(301.6)	$146.5

(in millions)	September 26, 2014	December 31, 2013
Total Assets:
North America	$1,373.1	$1,342.0
Europe and Mediterranean	1,061.9	1,232.8
ROW	1,587.3	2,004.1
Total	$4,022.3	$4,578.9

Tables of Contents

19.	Commitments and Contingencies
Environmental matters
We are subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including CERCLA, the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act.
Our subsidiaries in the United States have been identified as potentially responsible parties with respect to several sites designated for cleanup under CERCLA or similar state laws, which impose liability for cleanup of certain waste sites and for related natural resource damages without regard to fault or the legality of waste generation or disposal. Persons liable for such costs and damages generally include the site owner or operator and persons that disposed or arranged for the disposal of hazardous substances found at those sites. Although CERCLA imposes joint and several liability on all potentially responsible parties, in application, the potentially responsible parties typically allocate the investigation and cleanup costs based upon, among other things, the volume of waste contributed by each potentially responsible party.
Settlements can often be achieved through negotiations with the appropriate environmental agency or the other potentially responsible parties. Potentially responsible parties that contributed small amounts of waste (typically less than 1% of the waste) are often given the opportunity to settle as “de minimus” parties, resolving their liability for a particular site. We do not own or operate any of the waste sites with respect to which we have been named as a potentially responsible party by the government. Based on our review and other factors, we believe that costs relating to environmental clean-up at these sites will not have a material adverse effect on our results of operations, cash flows or financial position.
At September 26, 2014 and December 31, 2013, we had an accrued liability of approximately $3.7 million and $3.1 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for over 20 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of September 26, 2014, we were a defendant in approximately 3,275 cases brought in Federal District Courts throughout the United States. In the nine months ended September 26, 2014, 81 asbestos cases were brought against us. In the calendar year 2013, 133 asbestos cases were brought against us. In the last 20 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of September 26, 2014, 47,846 asbestos cases have been dismissed. In the nine months ended September 26, 2014, 25,913 asbestos cases were dismissed. In September 2014, upon receipt from the MDL Court of a current statistical report listing numbers of outstanding cases as well as a list identifying outstanding Maritime/MARDOC cases by plaintiff name, General Cable recorded a dismissal of 25,759 cases reducing its number of pending Maritime/MARDOC cases to 2,679. As of December 31, 2013, 21,933 cases were dismissed. With regards to the approximately 3,275 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of September 26, 2014, 2,679 pending lawsuits were brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”).
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
For cases outside the MDL as of September 26, 2014, plaintiffs have asserted monetary damages in 289 cases. In 155 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $381 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 134 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $446 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 289 cases, there are claims of $313 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of September 26, 2014 and December 31, 2013, we had accrued, on a gross basis, approximately

Tables of Contents

$4.8 million and $5.2 million, respectively, and as of September 26, 2014 and December 31, 2013, had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The net amount of $4.3 million and $4.7 million, as of September 26, 2014 and December 31, 2013, respectively, represents our best estimate in order to cover resolution of current and future asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the Plaintiff's counsel. As of September 26, 2014 and September 27, 2013, aggregate settlement costs were $9.4 million and $8.7 million, respectively. For the three months ended September 26, 2014 and September 27, 2013, settlement costs totaled $0.2 million and $0.0 million, respectively. For the nine months ended September 26, 2014 and September 27, 2013, settlement costs totaled $0.6 million and $0.2 million, respectively. As of September 26, 2014 and September 27, 2013, aggregate litigation costs were $24.3 million and $22.4 million, respectively. For the three months ended September 26, 2014 and September 27, 2013, litigation costs were $0.3 million and $0.4 million, respectively. For the nine months ended September 26, 2014 and September 27, 2013, litigation costs were $1.2 million and $1.0 million, respectively.
In January 1994, we entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers are responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. In recent years one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings. As a result, the contribution of the insurers has been reduced and we have had to bear a larger portion of the costs relating to these lawsuits. Moreover, certain of the other insurers may be financially unstable, and if one or more of these insurers enter into insurance liquidation proceedings, we will be required to pay a larger portion of the costs incurred in connection with these cases.
European Commission competition matter
As part of the Company’s acquisition of Silec Cable, S.A.S (“Silec”) in December 2005, SAFRAN SA (“SAFRAN”), agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium-and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN related to the European Commission’s Statement of Objections, discussed below, to preserve the Company’s rights in case of an adverse European Commission decision.

On July 5, 2011, the European Commission issued a Statement of Objections in relation to its ongoing competition investigation to a number of wire and cable manufacturers in the submarine and underground power cables business, including our Spanish affiliate, Grupo General Cable Sistemas, and its French subsidiary, Silec. The Statement of Objections alleged that the two affiliates engaged in violations of competition law in the underground power cables businesses for limited periods of time. The allegations related to Grupo General Cable Sistemas claimed that it had participated in a cartel from January 2003 to May 2007, while the allegations related to Silec were for the ten month period following its December 22, 2005 acquisition from SAFRAN by Grupo General Cable Sistemas.

Following our formal responses to the Statement of Objections in October 2011 and a hearing in 2012, the European Commission issued a final decision on April 2, 2014. In the decision, the claims of infringement against Grupo General Cable Sistemas were dismissed for lack of evidence of alleged cartel activity. With regard to Silec, the European Commission’s decision imposed a fine of 1.9 million Euros related to the period Silec has been owned by us. This fine was based on participation that allegedly commenced well before Silec was acquired by us. On June 13, 2014, we filed an appeal with the General Court of the European Union challenging the European Commission’s decision as to Silec in Europe based on established precedent. We also continue to pursue our claim for full indemnification for the Silec fine under the terms of the acquisition agreement with SAFRAN SA executed in 2005.

Tables of Contents

Transformer damage claims

In March 2012, we received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. We supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. Our work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, we initiated litigation in Pennsylvania state court seeking a declaration that we are not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. A decision on arbitrability is pending before the ICC Tribunal. We believe we have substantial defenses to potential liability in regard to the transformer fire and claimed loss. At this time, we are unable to predict an estimated range of damages or whether we will have any liability, if any, attributable to the transformer fire.
Brazil administrative proceedings
One of our Brazilian subsidiaries is involved in an administrative proceeding with a state treasury office regarding whether tax incentives granted to us by one Brazilian state are applicable to goods sold in another Brazilian state from September 2008 to December 31, 2009. We believe we correctly relied on the tax incentives granted and that we have substantial defenses to their disallowance by the Brazilian state claimant. The principal amount claimed to be due during the contested period is approximately $8 million which does not include penalties and interest which could be substantial. In September 2012, the 1st Chamber of the Administrative Court found that we were not liable for any incentive tax payments claimed by the state treasury office. This decision was appealed by the Brazilian state and the Administrative Court determined in April 2013 that the subsidiary is liable for a part of the contested amount. Our subsidiary is seeking formal judicial review of this latest decision on the merits in the Civil Court and obtained an injunction in April 2013 restraining collection of the tax pending the review process in the Civil Court in further proceedings. The Brazilian state subsequently sought to overturn this injunction and the State Court rejected the application in May 2013. Thereafter, in October 2013, a judge in the State Court set aside the injunction and our subsidiary also took an appeal to the State Court of Appeal, which is awaiting a decision.  The decision setting aside the injunction and the Brazilian state's ability to enforce its purported tax claims were stayed pending the appeal process. In September 2014, the Court reversed the stay at the request of the Brazilian state, and permitted the state to continue with the proceedings to recover the approximately $8 million of contested incentives described above. We promptly filed a motion with the Court to reinstate the stay pending the outcome of the appeal, and we expect the Court to rule on this motion during November 2014. Nonetheless, on October 20, 2014, the Brazilian state issued a summons to collect the approximately $8 million of contested incentives, and we are complying with the terms of the state’s summons.
Brazil tax matters
Our Brazilian subsidiaries have received formal notices of infractions from the Brazilian state authorities related to alleged failures of tax matters associated with the distribution of goods and services from one state to another and alleged failure to file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $30 million.  At this time, we believe we have defenses to all remaining claims or are unable to predict an estimated range of damages and whether or not a liability will exist for these remaining claims.
Brazil theft claim
As previously reported, on October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. We believe that the Brazil inventory accounting issues are, to a significant extent, attributable to a complex theft scheme affecting work in process and finished goods inventory. On July 11, 2014, we received notice of an insurance settlement and receipt of payment on the above theft in the amount of $5 million.
Government and internal investigations
We have been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of our subsidiary in Angola. The review has focused upon payment practices with respect to employees of public utility companies, use of agents in connection with such payment practices, and the manner in which the payments were reflected on our books and records. We have determined at this time that certain employees in our Portugal and Angola subsidiaries directly and indirectly made payments at various times from 2002 through 2013 to officials of Angola government-owned public utilities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. We also have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with our Thailand and India operations, which may have implications

Tables of Contents

under the FCPA. We have voluntarily disclosed these matters to the SEC and the DOJ and have provided them with additional information at their request. The SEC and DOJ inquiries into these matters are ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions. We are implementing a screening process relating to sales agents that we use outside of the United States, including, among other things, a review of the agreements under which they were retained and a risk-based assessment of such agents to determine the scope of due diligence measures to be performed by a third-party investigative firm. We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we are conducting a search for a Chief Compliance Officer, who will be responsible for the day-to-day management of our compliance function. The Chief Compliance Officer will report to our Chief Executive Officer, and also will have a reporting relationship with the Audit Committee.
As previously disclosed, we conducted internal investigations, subject to the oversight of the Audit Committee of our Board of Directors and with the assistance of external counsel, principally relating to matters resulting in restatements of a number of our previously issued financial statements. The matters addressed in the investigations included (i) inventory accounting errors addressed in the restatements, including those resulting from inventory theft in Brazil, as well as the timing of internal reporting of the inventory accounting issues to senior corporate management at our headquarters in Highland Heights, Kentucky and (ii) historical revenue recognition accounting practices with regard to “bill and hold” sales in Brazil related to aerial transmission projects, including instances where we have determined that the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met. (“Bill and hold” sales generally are sales meeting specified criteria under GAAP that enable the seller to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery.) In connection with these matters, among others, our management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting. These material weaknesses resulted in accounting errors that caused us to issue two sets of restated financial statements. In March 2013, principally to correct the inventory accounting errors, we issued restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and interim periods ended on March 30, 2012 and June 29, 2012. In January 2014, principally to correct errors relating to revenue recognition with respect to the bill and hold sales, we issued restated consolidated financial statements (which also encompassed matters addressed in the earlier restatement) as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and 2012 and the interim period ended on March 29, 2013. For more information regarding these material weaknesses and the steps we have taken to remediate them, see “Item 9A. Controls and Procedures” in our annual report on Form 10-K for the year ended December 31, 2013.
We voluntarily contacted the SEC to advise it of our initial internal investigation, and we have continued to provide information to the SEC on an ongoing basis, including, among other things, information regarding the matters described above and certain earnings management activities by employees in our ROW segment prior to the end of 2012. As we previously disclosed, these earnings management activities (none of which identified to date had a material effect on our consolidated financial statements) were designed to delay the reporting of expenses or other charges, including improper capitalization of costs, misuse of accruals and failure to timely report inventory shortfalls identified through physical inventory counts. The SEC has issued a formal order of investigation. Pursuant to the formal order, the SEC issued subpoenas to us seeking relevant documents and to certain of our current and former employees seeking their testimony. The SEC has requested information regarding, among other things, the above-described Angola matter, matters that were subject to our internal investigations and earnings management activities by ROW employees. We continue to cooperate with the SEC in connection with its investigation.
Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, and equitable remedies, including disgorgement and injunctive relief. Because the government investigations and our review regarding commission payment practices and our use and payment of agents described above are ongoing, we are unable to predict their duration, scope, results, or consequences. Dispositions of these types of matters can result in modifications to business practices and compliance programs, and in some cases the appointment of a monitor to review future business and practices with the objective of effecting compliance with the FCPA and other applicable laws. At this time, the Company is unable to make an estimate of the amount of loss, if any, or range of possible loss that the Company could incur as a result of the foregoing matters.
Purported class action and derivative litigation
The matters described above under “Government and internal investigations” relating to our Brazilian business that caused us to restate our financial statements apparently also have, in part, led to litigation against us and certain of our current and former directors, executive officers and employees.

Tables of Contents

Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleges claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleges that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint seeks damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On July 18, 2014, defendants filed a motion to dismiss the City of Livonia Complaint based on plaintiff’s failure to state a claim upon which relief could be granted. On August 28, 2014, the plaintiff filed a response opposing the motion, and on September 11, 2014, defendants filed a reply to plaintiff’s response. As a result of an October 10, 2014 decision of the United States Court of Appeals for the Sixth Circuit addressing, among other things, certain matters relevant to the motion, Plaintiff filed, on October 16, 2014, a notice of recent authority in support of its opposition to the motion. On October 20, 2014, defendants filed a response to the notice of recent authority, in which they assert that, contrary to plaintiff’s argument that the decision supports its position, the decision provides further grounds to grant defendants’ motion. The motion is pending. In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former ROW officials, one of whom is our former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket.
We believe the derivative complaint, insofar as it relates to our current and former directors, including Mr. Kenny, and to Mr. Robinson, and the City of Livonia Complaint are without merit and intend to vigorously contest the actions.
Other
In addition, we are involved in various routine legal proceedings and administrative actions incidental to our business. In the opinion of our management, these routine proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, cash flows or financial position. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters or other similar matters, if unfavorable, may have such adverse effects.
In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or our strategies change, it is possible that our estimate of our probable liability in these matters may change.
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 26, 2014, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 26, 2014 through September 27, 2019 and thereafter are $38.4 million, $32.4 million, $27.4 million, $7.7 million and $6.3 million, respectively, and $10.8 million thereafter.
As of September 26, 2014, the Company had $58.8 million in letters of credit (including the $29.6 million outstanding on the Company's Revolving Credit Facility), $188.0 million in various performance bonds and $251.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

20.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the ROW segment. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in earnings of affiliated companies.” For the three fiscal months ended September 26, 2014 and September 27, 2013, equity in earnings of affiliated companies was $0.3 million and $0.9 million, respectively. For the nine fiscal months ended September 26, 2014 and September 27, 2013, equity in earnings of affiliated companies was $0.9 million and $1.5 million, respectively. The net investment in unconsolidated affiliated companies was $19.3 million and $19.0 million as of September 26, 2014 and December 31, 2013, respectively. As of September 26, 2014, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Minuet Realty Corp. 40%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	September 26, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$5.4	$—	$5.4	$—	$7.2	$—	$7.2
Equity securities	21.7	—	—	21.7	22.2	—	—	22.2
Total assets	$21.7	$5.4	$—	$27.1	$22.2	$7.2	$—	$29.4
Liabilities:
Derivative liabilities	$—	$5.9	$—	$5.9	$—	$9.3	$—	$9.3
Total liabilities	$—	$5.9	$—	$5.9	$—	$9.3	$—	$9.3
At September 26, 2014, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
In the three and nine months ended September 26, 2014, the Company recorded asset-related charges of $85.8 million and $109.2 million, as part of the global restructuring plan, respectively, and a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill. To determine the fair value, the Company considered appraisals, including discounted cash flows expected to result from the use and eventual disposition of the assets, utilizing standard valuation approaches, which incorporate Level 3 inputs. To determine the fair value of the asset groups, the Company employed both income and market-based approaches.  The non-financial assets measured at fair value which include the land, buildings and machinery and equipment at certain asset groups, are fair valued at $81.8 million at September 26, 2014.
Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

22.     Venezuelan Operations
The Venezuelan government has maintained currency controls and a fixed official exchange rate since February 2003. The Commission for the Administration of Foreign Exchange (“CADIVI”) until recently controlled the sale and purchase of foreign currency in Venezuela. In 2011, CADIVI established an official exchange rate of 4.30 BsF to 1 U.S. dollar ("U.S. Dollar") (the “prior official rate”). On February 13, 2013, the Venezuelan government announced the devaluation of its currency from 4.30 BsF per U.S. dollar to 6.30 BsF per U.S. dollar (the “official rate”).

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

On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar will be applied to priority sectors, while other sectors of the economy are eligible to apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly SICAD 1 currency auctions to a wider range of transactions. In addition, on January 24, 2014, the Venezuelan government issued Exchange Agreement No. 25, which stated that the rate of exchange established in the most recent SICAD 1 auction would be used for payments related to foreign investments, royalties and the use and exploitation of patents, trademarks, licenses, franchises and technology. In January 2014, the Venezuelan government also announced the replacement of CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (CENCOEX). An entity may seek approval to transact through the CENCOEX mechanism at the official rate; however, we understand that certain transactions may be approved at the latest published SICAD 1 rate depending on an entity’s facts and circumstances. The approximate SICAD 1 rate at September 26, 2014 was 12.0 BsF per U.S. dollar.

On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism (“SICAD 2”) which allows authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale of acquisitions of foreign currency. Once regulated, this may facilitate easier access to foreign currency. The SICAD 2 rate is intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014 and the approximate SICAD 2 rate at September 26, 2014 was 50 BsF per U.S. dollar.

The functional currency of the Company’s subsidiary in Venezuela is the U.S. dollar.  Due to the impact of the devaluation on February 13, 2013, the Company recorded a pre-tax charge of $40.9 million in the year ended December 31, 2013 primarily related to the remeasurement of the local Venezuelan balance sheet on the date of the devaluation at the 6.30 BsF per U.S. dollar rate.  At December 31, 2013, the Company was still able to import copper at the official rate. In 2013, the Company remeasured the monetary assets and liabilities denominated in bolivars of its Venezuelan subsidiary at the official rate.

In the three and nine months ended September 26, 2014, limited amounts of dollars for payments were approved at the official rate, including, $0.5 million and $4.9 million, respectively. In the nine months ended September 26, 2014, $0.8 million was authorized at the 4.30 BsF per U.S. dollar rate. There were approximately $44.3 million of U.S. dollar payables which the Company expects to settle at the official rate as of September 26, 2014.

As of September 26, 2014, the Company is eligible for participation in the SICAD 1 auctions; therefore, the Company is eligible to purchase U.S. dollars but the amounts are restricted by government approvals. There are uncertainties as to the restrictions placed on eligible participants and the amount of U.S. dollars available for purchase through the auction process. The Company participated in two SICAD 1 auctions in the second quarter of 2014. The Company was successful in one of the two SICAD 1 auctions and was awarded $15.2 million for the purchase of 4.4 million copper pounds. The funds were settled in the third quarter of 2014.

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

Recognizing there is considerable uncertainty as to the nature of transactions that will flow through the SICAD 1 auction and how the SICAD 1 auction will operate in the future, effective in the first quarter and through September 26, 2014, the Company expects that the majority of its Venezuelan subsidiary’s net monetary assets will be remeasured at the SICAD 1 rate since that is the rate the Company now believes, based in part on the advice of Venezuelan legal counsel, will be applicable for future dividend remittances. In applying the March 28, 2014 SICAD 1 exchange rate of 10.8 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $83.1 million for the nine months ended September 26, 2014 which was included in Other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of September 26, 2014, the Company used the SICAD 1 rate of 12.0 BsF per U.S. dollar to remeasure all of its BsF-denominated assets and liabilities of its Venezuelan subsidiary.

The Company does not intend to utilize the SICAD 2 foreign exchange mechanism at the prevailing exchange rates. The Company has assessed a number of factors, including the limited number of SICAD 2 auctions held to date, the Company’s ability to access the SICAD 2 exchange to date, the restrictions placed on eligible participants, the amount of U.S. dollars available for purchase through the auction process, and the historical lack of official information about the resulting SICAD 2 rate.  At this time, based upon its assessment, the Company does not believe it would be appropriate to use rates from the SICAD 2 exchange system for financial reporting purposes at September 26, 2014.  If the Company had been required to apply the September 26, 2014 SICAD 2 exchange rate (approximately 50 BsF per U.S. dollar) to the Company's consolidated financial statements, the Company would have incurred a pre-tax charge of approximately $80 million as of September 26, 2014.
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
At September 26, 2014 and December 31, 2013, the Company’s total assets in Venezuela were approximately $199 million and $367 million and total liabilities were approximately $75 million and $103 million, respectively. At September 26, 2014 and December 31, 2013, total assets included BsF denominated monetary assets of approximately $134 million and $238 million, which consisted primarily of approximately $106 million and $194 million of cash, and approximately $21 million and $40 million of accounts receivable, respectively. At September 26, 2014 and December 31, 2013, total liabilities included BsF denominated monetary liabilities of approximately $30 million and $65 million, which consisted primarily of accounts payable and other current and non-current accruals, respectively.
The Company's sales in Venezuela were 2% and 4% of consolidated net sales for the three fiscal months ended September 26, 2014 and September 27, 2013, respectively. Operating income in Venezuela was 1% of consolidated operating loss and 45% of consolidated operating income for the three fiscal months ended September 26, 2014 and September 27, 2013, respectively. The Company's sales in Venezuela were 2% and 4% of consolidated net sales for the nine fiscal months ended September 26, 2014 and September 27, 2013, respectively. Operating loss in Venezuela was 16% of consolidated operating loss and operating income in Venezuela was 30% of consolidated operating income for the nine fiscal months ended September 26, 2014 and September 27, 2013, respectively.

For the three fiscal months ended September 26, 2014 and September 27, 2013, 100% of Venezuela's sales were BsF denominated. For the three fiscal months ended September 26, 2014 and September 27, 2013 Venezuela's cost of sales were approximately 56% and 44% BsF denominated, respectively. For the nine fiscal months ended September 26, 2014 and September 27, 2013, 100% and 99% of Venezuela's sales were BsF denominated, respectively. For the nine fiscal months ended September 26, 2014 and September 27, 2013, Venezuela's cost of sales were approximately 52% and 41% BsF denominated, respectively.

At September 26, 2014, there were approximately $44.3 million of U.S. dollar payables which the Company expects to settle at the official rate. At September 26, 2014, approximately $4.1 million of the requested settlements have been outstanding less than 90 days and $40.2 million have been outstanding over 90 days. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt or operational requirements.

During the three and nine fiscal months ended September 27, 2013, the Company settled $13.0 million and $55.9 million U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. During the three and nine fiscal months ended September 27, 2013, settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable because the authorization for copper imports was submitted prior to the devaluation on February 13, 2013. At December 31, 2013, $37.6 million of requests of U.S. dollars to settle U.S. dollar denominated intercompany payables remained pending with CADIVI, which we expected to be settled at the 6.30 BsF per U.S. dollar rate. At December 31, 2013, approximately $22.4 million of the requested settlements had been pending up to 30 days, $15.1 million had been pending up to 180 days, and $0.1 million had been pending over 180 days. All monetary assets and liabilities were remeasured at 6.30 BsF per U.S. dollar at December 31, 2013.

As a result of government restrictions, Venezuela continues to operate in a difficult economic environment. The Company has historically taken steps to address operational challenges including obtaining approval of copper imports at the official rates, purchasing other raw material products domestically, and adjusting prices to reflect raw material cost and adherence to government price controls. These regulations, when considered with other governmental policies in Venezuela, may limit the Company's ability to fully benefit from and maintain the Company's controlling financial interest in its Venezuelan subsidiary. The financial impact on the Company's operations in Venezuela of these events and associated ongoing restrictions are uncertain. At September 26, 2014, management expects ongoing operations to continue in Venezuela, but continues to monitor the economic conditions.

Tables of Contents

23.	Supplemental Guarantor Condensed Financial Information
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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$512.0	$959.7	$—	$1,471.7
Intercompany	12.1	83.1	46.6	(141.8)	—
	12.1	595.1	1,006.3	(141.8)	1,471.7
Cost of sales	—	517.6	1,057.2	(129.7)	1,445.1
Gross profit	12.1	77.5	(50.9)	(12.1)	26.6
Selling, general and administrative expenses	9.9	33.0	71.1	(12.1)	101.9
Goodwill impairment charge	—	—	—	—	—
Indefinite-lived intangible asset impairment charge	—	—	3.3	—	3.3
Operating income (loss)	2.2	44.5	(125.3)	—	(78.6)
Other income (expense)	(1.5)	11.0	(26.8)	—	(17.3)
Interest income (expense):
Interest expense	(15.6)	(16.9)	(13.5)	17.5	(28.5)
Interest income	13.9	3.6	0.8	(17.5)	0.8
	(1.7)	(13.3)	(12.7)	—	(27.7)
Income (loss) before income taxes	(1.0)	42.2	(164.8)	—	(123.6)
Income tax (provision) benefit	0.7	5.4	(1.6)	—	4.5
Equity in net earnings of affiliated companies and subsidiaries	(123.9)	(171.5)	0.1	295.6	0.3
Net income (loss) including non-controlling interest	(124.2)	(123.9)	(166.3)	295.6	(118.8)
Less: net income (loss) attributable to non-controlling interest	—	—	5.4	—	5.4
Net income (loss) attributable to Company common shareholders	$(124.2)	$(123.9)	$(171.7)	$295.6	$(124.2)
Comprehensive income (loss):
Net income (loss)	$(124.2)	$(123.9)	$(166.3)	$295.6	$(118.8)
Currency translation gain (loss)	(54.6)	(54.6)	(30.5)	83.6	(56.1)
Defined benefit plan adjustments, net of tax	1.0	1.0	0.3	(1.3)	1.0
Comprehensive income (loss), net of tax	(177.8)	(177.5)	(196.5)	377.9	(173.9)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	3.9	—	3.9
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(177.8)	$(177.5)	$(200.4)	$377.9	$(177.8)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,530.4	$2,902.7	$—	$4,433.1
Intercompany	45.2	229.0	158.6	(432.8)	—
	45.2	1,759.4	3,061.3	(432.8)	4,433.1
Cost of sales	—	1,548.2	2,982.0	(387.6)	4,142.6
Gross profit	45.2	211.2	79.3	(45.2)	290.5
Selling, general and administrative expenses	37.1	121.6	224.7	(45.2)	338.2
Goodwill impairment charge	—	—	155.1	—	155.1
Indefinite-lived intangible asset impairment charge	—	2.1	96.7	—	98.8
Operating income (loss)	8.1	87.5	(397.2)	—	(301.6)
Other income (expense)	(1.5)	8.3	(118.2)	—	(111.4)
Interest income (expense):
Interest expense	(47.0)	(49.3)	(41.4)	52.1	(85.6)
Interest income	41.2	10.9	3.0	(52.1)	3.0
	(5.8)	(38.4)	(38.4)	—	(82.6)
Income (loss) before income taxes	0.8	57.4	(553.8)	—	(495.6)
Income tax (provision) benefit	(0.9)	2.3	12.4	—	13.8
Equity in net earnings of affiliated companies and subsidiaries	(464.3)	(524.0)	0.5	988.7	0.9
Net income (loss) including non-controlling interest	(464.4)	(464.3)	(540.9)	988.7	(480.9)
Less: net income (loss) attributable to non-controlling interest	—	—	(16.5)	—	(16.5)
Net income (loss) attributable to Company common shareholders	$(464.4)	$(464.3)	$(524.4)	$988.7	$(464.4)
Comprehensive income (loss):
Net income (loss)	$(464.4)	$(464.3)	$(540.9)	$988.7	$(480.9)
Currency translation gain (loss)	(54.0)	(54.0)	(34.4)	84.5	(57.9)
Defined benefit plan adjustments, net of tax	6.0	6.0	3.9	(9.8)	6.1
Comprehensive income (loss), net of tax	(512.4)	(512.3)	(571.4)	1,063.4	(532.7)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	(20.3)	—	(20.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(512.4)	$(512.3)	$(551.1)	$1,063.4	$(512.4)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$507.1	$1,050.0	$—	$1,557.1
Intercompany	12.2	92.5	46.9	(151.6)	—
	12.2	599.6	1,096.9	(151.6)	1,557.1
Cost of sales	—	538.6	997.7	(139.4)	1,396.9
Gross profit	12.2	61.0	99.2	(12.2)	160.2
Selling, general and administrative expenses	10.1	41.0	78.4	(12.2)	117.3
Operating income (loss)	2.1	20.0	20.8	—	42.9
Other income (expense)	—	0.3	9.2	—	9.5
Interest income (expense):
Interest expense	(21.4)	(29.2)	(11.6)	31.6	(30.6)
Interest income	27.6	3.9	1.8	(31.6)	1.7
	6.2	(25.3)	(9.8)	—	(28.9)
Income (loss) before income taxes	8.3	(5.0)	20.2	—	23.5
Income tax (provision) benefit	(3.2)	1.0	(14.0)	—	(16.2)
Equity in net earnings of affiliated companies and subsidiaries	0.7	4.7	0.4	(4.9)	0.9
Net income (loss) including non-controlling interest	5.8	0.7	6.6	(4.9)	8.2
Less: preferred stock dividends	0.1	—	—	—	0.1
Less: net income (loss) attributable to non-controlling interest	—	—	2.4	—	2.4
Net income (loss) attributable to Company common shareholders	$5.7	$0.7	$4.2	$(4.9)	$5.7
Comprehensive income (loss):
Net income (loss)	$5.8	$0.7	$6.6	$(4.9)	$8.2
Currency translation gain (loss)	11.6	11.6	1.0	(9.7)	14.5
Defined benefit plan adjustments, net of tax	1.7	1.7	0.5	(2.1)	1.8
Change in fair value of derivatives, net of tax	(0.3)	(0.3)	(0.2)	0.6	(0.2)
Comprehensive income (loss), net of tax	18.8	13.7	7.9	(16.1)	24.3
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	5.5	—	5.5
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$18.8	$13.7	$2.4	$(16.1)	$18.8

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,702.2	$3,057.7	$—	$4,759.9
Intercompany	41.7	205.6	222.5	(469.8)	—
	41.7	1,907.8	3,280.2	(469.8)	4,759.9
Cost of sales	—	1,685.9	2,992.2	(428.1)	4,250.0
Gross profit	41.7	221.9	288.0	(41.7)	509.9
Selling, general and administrative expenses	33.7	140.3	231.1	(41.7)	363.4
Operating income (loss)	8.0	81.6	56.9	—	146.5
Other income (expense)	—	(6.7)	(52.1)	—	(58.8)
Interest income (expense):
Interest expense	(63.7)	(84.2)	(34.6)	91.8	(90.7)
Interest income	80.2	11.3	5.0	(91.8)	4.7
	16.5	(72.9)	(29.6)	—	(86.0)
Income (loss) before income taxes	24.5	2.0	(24.8)	—	1.7
Income tax (provision) benefit	(9.3)	(7.5)	(13.1)	—	(29.9)
Equity in net earnings of affiliated companies and subsidiaries	(46.8)	(41.3)	0.7	88.9	1.5
Net income (loss) including non-controlling interest	(31.6)	(46.8)	(37.2)	88.9	(26.7)
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to non-controlling interest	—	—	4.9	—	4.9
Net income (loss) attributable to Company common shareholders	$(31.9)	$(46.8)	$(42.1)	$88.9	$(31.9)
Comprehensive income (loss):
Net income (loss)	$(31.6)	$(46.8)	$(37.2)	$88.9	$(26.7)
Currency translation gain (loss)	(24.6)	(24.6)	(39.3)	59.7	(28.8)
Defined benefit plan adjustments, net of tax	5.0	5.0	1.4	(6.2)	5.2
Change in fair value of derivatives, net of tax	(0.1)	(0.1)	(0.2)	0.4	—
Comprehensive income (loss), net of tax	(51.3)	(66.5)	(75.3)	142.8	(50.3)
Comprehensive income (loss) attributable to non-controlling interest, net of tax	—	—	1.0	—	1.0
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(51.3)	$(66.5)	$(76.3)	$142.8	$(51.3)

Tables of Contents

Condensed Balance Sheets Information
September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.4	$270.0	$—	$272.4
Receivables, net of allowances	—	302.8	884.7	—	1,187.5
Inventories	—	473.5	804.7	—	1,278.2
Deferred income taxes	—	23.1	21.7	—	44.8
Prepaid expenses and other	1.7	31.4	95.9	—	129.0
Total current assets	1.7	833.2	2,077.0	—	2,911.9
Property, plant and equipment, net	0.5	222.2	665.2	—	887.9
Deferred income taxes	—	—	17.8	—	17.8
Intercompany accounts	1,274.9	434.0	20.9	(1,729.8)	—
Investment in subsidiaries	536.6	824.9	—	(1,361.5)	—
Goodwill	—	13.7	13.3	—	27.0
Intangible assets, net	—	12.0	58.4	—	70.4
Unconsolidated affiliated companies	—	8.4	10.9	—	19.3
Other non-current assets	12.5	34.7	40.8	—	88.0
Total assets	$1,826.2	$2,383.1	$2,904.3	$(3,091.3)	$4,022.3
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$169.4	$686.2	$—	$855.6
Accrued liabilities	25.7	83.9	293.6	—	403.2
Current portion of long-term debt	125.0	—	282.4	—	407.4
Total current liabilities	150.7	253.3	1,262.2	—	1,666.2
Long-term debt	778.3	245.1	93.0	—	1,116.4
Deferred income taxes	175.8	(10.7)	50.4	—	215.5
Intercompany accounts	—	1,294.5	435.3	(1,729.8)	—
Other liabilities	2.4	64.3	146.9	—	213.6
Total liabilities	1,107.2	1,846.5	1,987.8	(1,729.8)	3,211.7
Redeemable non-controlling interest	—	—	16.3	—	16.3
Total Company shareholders’ equity	719.0	536.6	824.9	(1,361.5)	719.0
Non-controlling interest	—	—	75.3	—	75.3
Total liabilities, redeemable non-controlling interest and equity	$1,826.2	$2,383.1	$2,904.3	$(3,091.3)	$4,022.3

Tables of Contents

Condensed Balance Sheets Information
December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.2	$2.2	$416.4	$—	$418.8
Receivables, net of allowances	—	258.5	913.2	—	1,171.7
Inventories	—	438.0	801.6	—	1,239.6
Deferred income taxes	—	23.3	26.9	—	50.2
Prepaid expenses and other	1.9	32.7	91.6	—	126.2
Total current assets	2.1	754.7	2,249.7	—	3,006.5
Property, plant and equipment, net	0.6	231.9	859.5	—	1,092.0
Deferred income taxes	—	—	15.8	—	15.8
Intercompany accounts	1,305.5	507.7	35.8	(1,849.0)	—
Investment in subsidiaries	1,050.4	1,332.3	—	(2,382.7)	—
Goodwill	—	13.7	170.9	—	184.6
Intangible assets, net	—	15.5	167.4	—	182.9
Unconsolidated affiliated companies	—	8.0	11.0	—	19.0
Other non-current assets	13.7	33.8	30.6	—	78.1
Total assets	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$118.5	$752.1	$—	$870.6
Accrued liabilities	13.8	103.9	317.2	—	434.9
Current portion of long-term debt	—	—	250.3	—	250.3
Total current liabilities	13.8	222.4	1,319.6	—	1,555.8
Long-term debt	902.0	225.0	9.6	—	1,136.6
Deferred income taxes	175.2	(19.4)	78.0	—	233.8
Intercompany accounts	—	1,339.7	509.3	(1,849.0)	—
Other liabilities	1.1	79.5	175.3	—	255.9
Total liabilities	1,092.1	1,847.2	2,091.8	(1,849.0)	3,182.1
Redeemable non-controlling interest	—	—	17.0	—	17.0
Total Company shareholders’ equity	1,280.2	1,050.4	1,332.3	(2,382.7)	1,280.2
Non-controlling interest	—	—	99.6	—	99.6
Total liabilities, redeemable non-controlling interest and equity	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$16.1	$51.2	$(145.4)	$—	$(78.1)
Cash flows of investing activities:
Capital expenditures	—	(24.2)	(44.0)	—	(68.2)
Proceeds from properties sold	—	3.4	2.0	—	5.4
Other	—	(11.8)	11.8	—	—
Net cash flows of investing activities	—	(32.6)	(30.2)	—	(62.8)
Cash flows of financing activities:
Dividends paid to shareholders	(26.6)	—	—	—	(26.6)
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)	—	—	—	(0.6)
Intercompany accounts	41.4	(13.8)	(27.6)	—	—
Proceeds from debt	—	1,003.8	760.8	—	1,764.6
Repayments of debt	—	(983.7)	(614.5)	—	(1,598.2)
Purchase of non-controlling interest	—	(1.5)	1.2		(0.3)
Dividends paid to non-controlling interest	—	—	(5.2)	—	(5.2)
Repurchase of common shares	(30.7)	—	—		(30.7)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities	(16.3)	4.8	114.7	—	103.2
Effect of exchange rate changes on cash and cash equivalents	—	(23.2)	(85.5)	—	(108.7)
Increase (decrease) in cash and cash equivalents	(0.2)	0.2	(146.4)	—	(146.4)
Cash and cash equivalents – beginning of period	0.2	2.2	416.4	—	418.8
Cash and cash equivalents – end of period	$—	$2.4	$270.0	$—	$272.4

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 27, 2013

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$61.3	$99.5	$(183.9)	$—	$(23.1)
Cash flows of investing activities:
Capital expenditures	—	(21.5)	(43.9)	—	(65.4)
Proceeds from properties sold	—	0.3	0.1	—	0.4
Acquisitions, net of cash acquired	—	(2.3)	(4.6)	—	(6.9)
Other	—	(39.2)	39.4	—	0.2
Net cash flows of investing activities	—	(62.7)	(9.0)	—	(71.7)
Cash flows of financing activities:
Dividends paid to shareholders	(18.1)	—	—	—	(18.1)
Excess tax benefits (deficiencies) from stock-based compensation	0.1	—	—	—	0.1
Intercompany accounts	(86.6)	14.1	72.5	—	—
Proceeds from debt	—	14.7	836.2	—	850.9
Repayments of debt	—	(14.7)	(764.8)	—	(779.5)
Purchase of non-controlling interest	—	8.2	(12.2)	—	(4.0)
Dividends paid to non-controlling interest	—	—	(3.2)	—	(3.2)
Repurchase of common shares	(19.5)	—	—	—	(19.5)
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Net cash flows of financing activities	(123.5)	22.3	128.5	—	27.3
Effect of exchange rate changes on cash and cash equivalents	—	4.8	(26.5)	—	(21.7)
Increase (decrease) in cash and cash equivalents	(62.2)	63.9	(90.9)	—	(89.2)
Cash and cash equivalents - beginning of period	65.3	44.2	512.8		622.3
Cash and cash equivalents - end of period	$3.1	$108.1	$421.9	$—	$533.1
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

Parent Company transactions include interest, dividends, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) Information for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the statement of cash flows. Non-operating cash flow changes are classified as financing activities.
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended September 26, 2014 and the twelve months ended December 31, 2013:

Tables of Contents

(in millions)	September 26, 2014	December 31, 2013
Beginning Balance	$1,305.5	$1,566.7
Non-cash transactions
Deferred tax	—	7.1
Equity based awards	10.8	11.7
Foreign currency and other	—	—
Cash transactions	(41.4)	(280.0)
Ending Balance	$1,274.9	$1,305.5
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended September 26, 2014 or September 27, 2013.
Parent Company Long-Term Debt
At September 26, 2014 and December 31, 2013, the Parent Company was party to the following long-term financing arrangements:

(in millions)	September 26, 2014	December 31, 2013
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(260.2)	(261.5)
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	903.3	902.0
Less current maturities	125.0	—
Parent Company Long-term debt	$778.3	$902.0

(in millions)	Q3 2015	Q3 2016	Q3 2017	Q3 2018	Q3 2019
Debt maturities twelve month period ending	$125.0	$—	$—	$—	$—
For long-term debt related to the Parent Company, refer to Note 9 "Long-Term Debt" of the Notes to the Condensed Consolidated Financial Statements.
Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 19 "Commitments and Contingencies" of the Notes to the Condensed Consolidated Financial Statements.

24.	Subsequent Events
In October 2014, the Company received notice of settlement and receipt of payment on a claim with respect to the cancellation of a project in our Europe and Mediterranean segment in the amount of $15 million.
The Company’s Board conducted a review of the Company’s strategic alternatives and operational structure and as a result, on October 23, 2014, the Company's Board took action to authorize a plan to exit all of the Company's manufacturing operations in Asia Pacific and Africa. The decision to exit all of the Company's businesses in Africa and Asia was not part of the restructuring plan announced in July 2014.

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

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in (i) Item 1A of the Company’s 2013 Annual Report on Form 10-K as filed with the SEC on March 3, 2014, (ii) Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014, (iii) the risk factors discussion provided under Item 8.01 Other Events of the Company's Current Report on Form 8-K filed with the SEC on September 22, 2014 and (iv) Part II, Item 1A of this Form 10-Q.
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra- high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on three geographical segments: North America, Europe and Mediterranean, and ROW. As of September 26, 2014, the Company manufactured its product lines in 55 manufacturing facilities and sold its products through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to consistent execution of the Company's guiding principles which are:

•
Utilizing the Company's assets, financial strength and flexibility, distribution system, geographic and product diversity, brands, and the talents and strong commitment of employees to build profitability through excellence in the Company's primary business, wire and cable manufacturing and distribution;

•	Managing the Company's product portfolio by pursuing market share in fast growing and value-added product lines as well as strategic investments in attractive long term growth opportunities;

•
Focusing on continuous improvement and operating efficiency through the execution of Lean Six Sigma (“Lean”) strategies and the Company's technical expertise to maintain the Company's position as a low cost provider;

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
By operating under these guiding principles, the Company has been able to build a strong market position in each of the segments in which it competes. The Company considers its key performance indicators to be volume, as measured in metal pounds sold, operating income, net income, adjusted earnings before interest, tax, depreciation and amortization ("adjusted EBITDA"), earnings per share, operating cash flows, the cash conversion cycle, returns on capital employed and invested capital and working capital efficiency.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stabilized demand with pockets of relative demand strength. In certain markets global demand remains below historical levels. The following are significant trends and events that occurred in the three and nine months ended September 26, 2014.

Effect of copper and aluminum prices

The Company’s reported results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and Commodity Exchange, Inc. ("COMEX") has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in the Company's cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented. Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three and nine months ended September 26, 2014, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $7 million and $21 million respectively. This impact would directly impact gross profit if the Company was unable to adjust selling prices with a change in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

Restructuring activities

The Company’s Board conducted a review of the Company’s strategic alternatives and operational structure and as a result, on October 23, 2014, the Company's Board took action to authorize a plan to exit all of the Company's manufacturing operations in Asia Pacific and Africa. The decision to exit all of the Company's businesses in Africa and Asia was not part of the restructuring plan announced in July 2014. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets in Asia Pacific and Africa as exit strategies are executed or plans change.

In July 2014, the Company announced that it was implementing a restructuring program. The restructuring program, which builds on previously launched productivity and asset optimization plans, is expected to generate approximately $10 million of savings in 2014, increasing to ongoing annual savings of approximately $75 million beginning in 2016. The restructuring program is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing reductions in SG&A expenses globally. The restructuring program is expected to result in pre-tax charges of approximately $200 million, which includes approximately $80 million of cash costs. The remainder of the charges are expected to be non-cash, primarily related to accelerated depreciation and the write-off of property, plant and equipment resulting from facility closures, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets exceed their carrying value. In the three and nine months ended September 26, 2014, costs incurred were $0.4 million and $3.6 million in the North America segment, $105.7 million and $105.7 million in the Europe and Mediterranean segment, and $13.5 million and $37.0 million in the ROW segment, respectively. These actions are anticipated to result in the elimination of approximately1,000 positions globally, representing nearly 7% of our workforce. The Company anticipates a majority of the total charges will be incurred in 2014.
In February 2014, as part of the Company's productivity and asset optimization plans, the Company announced the permanent closure of two manufacturing facilities in the electric utility business in North America. The Company expected to incur $10.0 million to $12.0 million (these costs are not included in the $200 million described above), half of which was expected to be non-cash, in pre-tax costs in 2014 related to the closure of these two manufacturing facilities. In the nine fiscal months ended September 26, 2014, we incurred charges of $8.4 million related to these closures and other cost reductions. The permanent closure of these two manufacturing facilities is expected to generate ongoing annual savings of $3.0 million to $5.0 million.

Third quarter 2014 Brazil rod mill asset impairment

In the three months ended September 26, 2014, the Company's Brazil aluminum rod mill manufacturing plant announced its intent to cease operations by the end of 2014. As a result, the Company recorded a long-lived asset impairment charge of $13.1 million in the three and nine months ended September 26, 2014.  The impairment charge was recorded in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Events affecting Venezuelan Operations and related goodwill and indefinite-lived trade name impairment charges

In the first quarter of 2014 the following events changed which reduced the fair value of the PDIC reporting unit as discussed in Note 7 - Goodwill and Other Intangible Assets:

•
Except certain cost of sales related to copper inventory, all of the BsF denominated revenues and expenses for future periods reflected remeasurement using the SICAD 1 rate versus the prior official rate of 6.30 BsF per U.S. dollar. Due to the changes in the currency exchange system and the rate used to remeasure the financial statements of the Venezuelan entity, the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels. Refer to Note 22 - Venezuelan Operations for additional detail.

•
During the first quarter of 2014, the Venezuelan President used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum pricing limits in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela is subject to price controls, which may restrict the Company’s ability to increase prices more than 30% higher than product costs. Until this law is removed or revised to allow for a higher level of pricing, the Venezuelan operating profit margin is expected to be lower than historical and previously projected future profit levels. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela are expected to result in lower than historical and previously projected future profit levels. Refer to Note 22 - Venezuelan Operations for additional detail.

•	During the first quarter of 2014, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its book value.

The above factors led to a decrease in our cash flow projections for the PDIC reporting unit and therefore the Company completed an impairment test for the goodwill and indefinite lived-trade name assets. Based on the results of this work, the carrying amount of the reporting unit exceeded the fair value and the carrying value of the trade name exceeded the fair value. The Company recognized a goodwill impairment charge of $155.1 million and an impairment charge of $93.4 million for the indefinite-lived trade name associated with the PDIC reporting unit in the nine months ended September 26, 2014.

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

Trends

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

•
Certain markets in the U.S. and Canada have remained relatively stable compared to the uneven and challenging operating environments of the emerging economies but were negatively impacted in the first quarter of 2014 by extreme winter weather in North America;

•	Utility and construction spending in North America and Latin America remains uneven as the tepid pace of the economic recovery continues to hamper growth in key end markets.

The Company's overall financial results discussed in this section of the quarterly report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statements of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,471.7	100.0%	$1,557.1	100.0%	$4,433.1	100.0%	$4,759.9	100.0%
Cost of sales	1,445.1	98.2%	1,396.9	89.7%	4,142.6	93.4%	4,250.0	89.3%
Gross profit	26.6	1.8%	160.2	10.3%	290.5	6.6%	509.9	10.7%
Selling, general and administrative expenses	101.9	6.9%	117.3	7.5%	338.2	7.6%	363.4	7.6%
Goodwill impairment charge	—	—%	—	—%	155.1	3.5%	—	—%
Indefinite-lived intangible asset impairment charge	3.3	0.2%	—	—%	98.8	2.2%	—	—%
Operating income (loss)	(78.6)	(5.3)%	42.9	2.8%	(301.6)	(6.8)%	146.5	3.1%
Other income (expense)	(17.3)	(1.2)%	9.5	0.6%	(111.4)	(2.5)%	(58.8)	(1.2)%
Interest expense, net	(27.7)	(1.9)%	(28.9)	(1.9)%	(82.6)	(1.9)%	(86.0)	(1.8)%
Income (loss) before income taxes	(123.6)	(8.4)%	23.5	1.5%	(495.6)	(11.2)%	1.7	—%
Income tax (provision) benefit	4.5	0.3%	(16.2)	(1.0)%	13.8	0.3%	(29.9)	(0.6)%
Equity in net earnings of unconsolidated affiliated companies	0.3	—%	0.9	0.1%	0.9	—%	1.5	—%
Net income (loss) including non-controlling interest	(118.8)	(8.1)%	8.2	0.5%	(480.9)	(10.8)%	(26.7)	(0.6)%
Less: preferred stock dividends	—	—%	0.1	—%	—	—%	0.3	—%
Less: net income (loss) attributable to non-controlling interest	5.4	0.4%	2.4	0.2%	(16.5)	(0.4)%	4.9	0.1%
Net income (loss) attributable to Company common shareholders	$(124.2)	(8.4)%	$5.7	0.4%	$(464.4)	(10.5)%	$(31.9)	(0.7)%
Three Fiscal Months Ended September 26, 2014 Compared with Three Fiscal Months Ended September 27, 2013
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended September 27, 2013 have been adjusted to reflect the three months ended September 26, 2014 copper average price of $3.16 per pound (a $0.07 decrease compared to the same period in 2013) and the aluminum average price of $1.11 per pound (a $0.19 increase compared to the same period in 2013). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in the “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Three Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Amount	%	Amount	%
North America	$644.1	44%	$663.2	42%
Europe and Mediterranean	351.9	24%	383.4	25%
ROW	475.7	32%	510.5	33%
Total net sales	$1,471.7	100%	$1,557.1	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Amount	%	Amount	%
North America	$644.1	44%	$675.6	43%
Europe and Mediterranean	351.9	24%	386.5	24%
ROW	475.7	32%	513.9	33%
Total metal-adjusted net sales	$1,471.7	100%	$1,576.0	100%
Metal adjustment	—		(18.9)
Total net sales	$1,471.7		$1,557.1

	Metal Pounds Sold Three Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Pounds	%	Pounds	%
North America	135.6	45%	141.7	44%
Europe and Mediterranean	53.9	18%	63.3	20%
ROW	113.5	37%	115.3	36%
Total metal pounds sold	303.0	100%	320.3	100%
Net sales decreased $85.4 million to $1,471.7 million for the three months ended September 26, 2014 from $1,557.1 million for the three months ended September 27, 2013. After adjusting the three months ended September 27, 2013 net sales to reflect the $0.07 decrease in the average monthly copper price per pound and the $0.19 increase in the average aluminum price per pound, net sales of $1,471.7 million reflects a decrease of $104.3 million, or 7%, from the metal adjusted net sales of $1,576.0 million in three months ended September 27, 2013. Volume, as measured by metal pounds sold, decreased 17.3 million pounds, or 5%, to 303.0 million pounds in the three months ended September 26, 2014 as compared to 320.3 million pounds for the three months ended September 27, 2013. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due to decreased volume of $41.5 million, unfavorable selling price and product mix of approximately $16.5 million and unfavorable foreign currency exchange rate changes of $46.3 million on the translation of reported revenues.

Metal-adjusted net sales in the North America segment decreased $31.5 million, or 5%. The decrease in sales on a metal adjusted basis is due to decreased volume of $14.6 million, unfavorable selling price and product mix of approximately $10.8 million and unfavorable foreign currency exchange rate changes of $6.1 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, decreased 6.1 million pounds, or 4%, pounds in the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The decrease in demand was primarily due to weak utility and construction spending as a result of the uneven pace of the economic recovery which continues to hamper growth in key end-markets.

Metal-adjusted net sales in the Europe and Mediterranean segment decreased $34.6 million, or 9%. The decrease in sales on a metal adjusted basis is due to decreased volume of $22.6 million, unfavorable selling price and product mix of approximately $11.5 million and unfavorable foreign currency exchange rate changes of $0.5 million on the translation of reported revenues. Volume, as measured by metal pounds sold, decreased by 9.4 million pounds, or 15%, for the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products.

Metal-adjusted net sales in the ROW segment decreased $38.2 million or 7%. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $39.7 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar and decreased volume of $4.3 million partially offset by favorable selling price and product mix of approximately $5.8 million. Volume, as measured by metal pounds sold, decreased by 1.8 million pounds, or 2%, in the three months ended September 26, 2014 compared to the three months ended September 27, 2013. The decrease in demand is primarily attributable to economic and political instability in Venezuela and a decline in project shipments for Brazilian aerial transmission projects, partially offset by increased Chilean copper rod sales within the region in the three months ended September 26, 2014.

Cost of Sales
Cost of sales increased $48.2 million to $1,445.1 million in the three months ended September 26, 2014 from $1,396.9 million in the three months ended September 27, 2013. The percentage increase in cost of sales, 3%, is not consistent with the percentage decrease in sales, 5%, in the three months ended September 26, 2014 as compared to the three months ended September 27, 2013 primarily due to non-cash asset-related charges of $85.8 million and employee separation and other costs of $24.1 million both related to the global restructuring plan, as well as a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in the three months ended September 26, 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in the three months ended September 27, 2013. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost.
Gross Profit
Gross profit decreased $133.6 million, or 83% for the three months ended September 26, 2014 from the three months ended September 27, 2013. Gross profit as a percentage of sales was 2% and 10% for the three months ended September 26, 2014 and September 27, 2013, respectively. Gross profit as a percentage of sales decreased primarily due to non-cash asset-related charges of $85.8 million and employee separation and other costs of $24.1 million both related to the global restructuring plan, as well as a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in the three months ended September 26, 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in the three months ended September 27, 2013.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) decreased $15.4 million, or 13% for the three months ended September 26, 2014 as compared to the three months ended September 27, 2013 primarily due the Company's efforts to decrease SG&A costs, a $5.0 million settlement on recovery of losses associated with reported theft of inventory within our Brazilian subsidiary in the three months ended September 26, 2014 as well as $4.8 million of costs in the third quarter of 2013 related to legal and tax assessment charges partially offset by employee separation and other costs incurred as part of the global restructuring plan of $6.4 million in the three months ended September 26, 2014. SG&A as a percentage of metal-adjusted net sales was approximately 7% for both the three months ended September 26, 2014 and for the three months ended September 27, 2013.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Amount	%	Amount	%
North America	$48.0	(61)%	$25.2	59%
Europe and Mediterranean	(107.3)	136%	7.6	18%
ROW	(19.3)	25%	10.1	23%
Total operating income (loss)	$(78.6)	100%	$42.9	100%
The increase in operating income for the North America segment of $22.8 million was primarily attributable to results in the Company’s North American electric utility, electrical infrastructure and rod mill and strip aluminum businesses in the three months ended September 26, 2014.

The decrease in operating income for the Europe and Mediterranean segment of $114.9 million was primarily due to non-cash long-lived asset-related charges of $77.6 million and employee separation and other costs of $28.1 million both related to the global restructuring plan as well as due to weaker demand throughout Europe including Spain.

The decrease in operating income for the ROW segment of $29.4 million was primarily due to non-cash long-lived asset-related charges of $8.2 million and employee separation and other costs of $5.3 million both related to the global restructuring plan, as well as a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in the three months ended September 26, 2014 and the negative impact due to the social unrest in Venezuela in the three months ended September 26, 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in the three months ended September 27, 2013.

Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 26, 2014 and September 27, 2013, the Company recorded other expense of $17.3 million and other income of $9.5 million, respectively. For the three months ended September 26, 2014, other expense was primarily attributable to $19.8 million related to foreign currency transaction losses, of which $14.1 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated during the third quarter, partially offset by $6.0 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended September 27, 2013, other income was primarily attributable to $2.9 million related to gains on derivative instruments that were not designated as cash flow hedges and other income of $6.6 million related to foreign currency transactions which included $4.3 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to the currency devaluation on February 13, 2013 (described in Note 22 - Venezuelan Operations) and settled in the second quarter of 2013.
Refer to Note 22 - Venezuelan Operations for recent developments regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $27.7 million for the three months ended September 26, 2014 from $28.9 million for the three months ended September 27, 2013 primarily attributable to the repayment at maturity of the $355.0 million in aggregate principal of the 0.875% Convertible Notes due 2013 in the fourth quarter of 2013 partially offset by increased working capital needs in ROW.
Tax Provision
The Company’s effective tax rate for the three months ended September 26, 2014 and September 27, 2013 was 3.6% and 68.9% respectively. The low effective tax rate for the three months ended September 26, 2014 was primarily due to the combined impact of no tax benefits being available for the $14.1 million Venezuelan currency revaluation loss, recording a relatively small $2.3 million tax benefit on $119.6 million of asset-related costs and restructuring charges, and the impact of full year forecasted operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.  These unfavorable effective tax rate drivers were partially offset by an $8.0 million income tax benefit associated with uncertain tax position reserve releases during the three months ended September 26, 2014. The effective tax rate for the three months ended September 27, 2013 was negatively influenced by the impact of recording no tax benefit on full year forecasted losses in jurisdictions where valuation allowances were recorded against deferred tax assets.
Preferred Stock Dividends
The Company accrued and paid $0.1 million in dividends on its preferred stock for the three months ended September 27, 2013. The Company’s outstanding shares of the Series A preferred stock were mandatorily redeemed on November 24, 2013. Prior to the redemption date, all but two shareholders elected to convert their shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Series A preferred stock.  As a result of the conversions and mandatory redemption, as of November 25, 2013, no shares of the Series A preferred stock were outstanding during the three months ended September 26, 2014.
Nine Fiscal Months Ended September 26, 2014 Compared with Nine Fiscal Months Ended September 27, 2013
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the nine months ended September 27, 2013 have been adjusted to reflect the nine months ended September 26, 2014 copper average price of $3.17 per pound (a $0.19 decrease compared to the same period in 2013) and the aluminum average price of $1.03 (a $0.07 increase compared to the same period in 2013). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in the “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Nine Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Amount	%	Amount	%
North America	$1,884.1	43%	$2,074.7	44%
Europe and Mediterranean	1,114.5	25%	1,180.4	25%
ROW	1,434.5	32%	1,504.8	31%
Total net sales	$4,433.1	100%	$4,759.9	100%

	Metal-Adjusted Net Sales Nine Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Amount	%	Amount	%
North America	$1,884.1	43%	$2,057.5	44%
Europe and Mediterranean	1,114.5	25%	1,164.1	25%
ROW	1,434.5	32%	1,475.7	31%
Total metal-adjusted net sales	$4,433.1	100%	$4,697.3	100%
Metal adjustment	—		62.6
Total net sales	$4,433.1		$4,759.9

	Metal Pounds Sold Nine Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Pounds	%	Pounds	%
North America	404.6	43%	437.8	45%
Europe and Mediterranean	175.1	19%	208.2	21%
ROW	350.9	38%	325.6	34%
Total metal pounds sold	930.6	100%	971.6	100%
Net sales decreased $326.8 million to $4,433.1 million for the nine months ended September 26, 2014 from $4,759.9 million for the nine months ended September 27, 2013. After adjusting the nine months ended September 27, 2013 net sales to reflect the $0.19 decrease in the average monthly copper price per pound and the $0.07 increase in the average aluminum price per pound, net sales of $4,433.1 million reflects a decrease of $264.2 million, or 6%, from the metal adjusted net sales of $4,697.3 million in 2013. Volume, as measured by metal pounds sold, decreased 41.0 million pounds, or 4%, to 930.6 million pounds in the nine months ended September 26, 2014 as compared to 971.6 million pounds for the nine months ended September 27, 2013. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due to decreased volume of $95.5 million and unfavorable foreign currency exchange rate changes of $124.1 million on the translation of reported revenues and by unfavorable selling price and product mix of approximately $44.6 million.

Metal-adjusted net sales in the North America segment decreased $173.4 million, or 8%. The decrease in sales on a metal adjusted basis is due to decreased volume of $77.3 million, unfavorable selling price and product mix of approximately $75.6 million and unfavorable foreign currency exchange rate changes of $20.5 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, decreased 33.2 million pounds in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The decrease in demand was primarily due to weak utility and construction spending as a result of the uneven pace of the economic recovery hampering growth in key end-markets. In addition, 2013 reflects a strong contribution from bare aluminum transmission projects as compared to 2014 which vary depending on project timing.

Metal-adjusted net sales in the Europe and Mediterranean segment decreased $49.6 million, or 4%. The decrease in sales on a metal adjusted basis is due to decreased volume of $77.1 million and unfavorable selling price and product mix of approximately $0.7 million partially offset by favorable foreign currency exchange rate changes of $28.2 million on the translation of reported revenues primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 33.1 million pounds, or 16%, for the nine months ended September 26, 2014 compared to the nine months ended September 27,

2013. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products.

Metal-adjusted net sales in the ROW segment decreased $41.2 million, or 3%. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $131.8 million on the translation of reported revenues primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar, partially offset by increased volume of $58.9 million and favorable selling price and product mix of approximately $31.7 million. Volume, as measured by metal pounds sold, increased by 25.3 million pounds, or 8%, in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013. The increase in demand is primarily attributable to increased Chilean copper rod sales within the region in the nine months ended September 26, 2014.
Cost of Sales
Cost of sales decreased $107.4 million to $4,142.6 million in the nine months ended September 26, 2014 from $4,250.0 million in the nine months ended September 27, 2013. The percentage decrease in cost of sales, 3%, is less than the percentage decrease in sales, 7%, in the nine months ended September 26, 2014 as compared to the nine months ended September 27, 2013 primarily due to non-cash long-lived asset-related charges of $109.2 million and employee separation and other costs of $27.4 million both related to the global restructuring plan, $8.4 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America, and a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in the nine months ended September 26, 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in the nine months ended September 27, 2013. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost.
Gross Profit
Gross profit decreased $219.4 million, or 43%, for the nine months ended September 26, 2014 from the nine months ended September 27, 2013. Gross profit as a percentage of sales was 7% and 11% for the nine months ended September 26, 2014 and for the nine months ended September 27, 2013, respectively. Gross profit as a percentage of sales decreased primarily due to non-cash long-lived asset-related charges of $109.2 million and employee separation and other costs of $27.4 million both related to the global restructuring plan, $8.4 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America, and a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in the nine months ended September 26, 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in the nine months ended September 27, 2013.
Selling, General and Administrative Expense
SG&A decreased $25.2 million, or 7% for the nine months ended September 26, 2014 as compared to the nine months ended September 27, 2013 primarily due the Company's efforts to decrease SG&A costs, a $5.0 million settlement on recovery of losses associated with reported theft of inventory within our Brazilian subsidiary in the nine months ended September 26, 2014 as well as $4.8 million of costs in the third quarter of 2013 related to legal and tax assessment charges and favorable foreign currency exchange rate changes of $5.9 million in nine months ended September 27, 2013 partially offset by employee separation and other costs incurred as part of the global restructuring plan of $6.4 million. SG&A as a percentage of metal-adjusted net sales was approximately 8% for the nine months ended September 26, 2014 and for the nine months ended September 27, 2013.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Nine Fiscal Months Ended
	September 26, 2014		September 27, 2013
	Amount	%	Amount	%
North America	$97.9	(32)%	$106.6	73%
Europe and Mediterranean	(97.1)	32%	(7.8)	(5)%
ROW	(302.4)	100%	47.7	32%
Total operating income (loss)	$(301.6)	100%	$146.5	100%

The decrease in operating income for the North America segment of $8.7 million was primarily attributable to decreased demand as noted above as well as $8.4 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America.

The decrease in operating income for the Europe and Mediterranean segment of $89.3 million was primarily due to a non-cash long-lived asset-related charge of $77.6 million and employee separation and other costs of $28.1 million both related to the global restructuring plan partially offset by the execution of the submarine turnkey project business in the nine months ended September 26, 2014 as compared to the nine months ended September 27, 2013.

The decrease in operating income for the ROW segment of $350.1 million was primarily attributable to a non-cash impairment charge related to goodwill and other indefinite-lived trade names of $248.5 million, non-cash long-lived asset-related charges of $28.4 million and employee separation and other costs of $8.6 million both related to the global restructuring plan, a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in the nine months ended September 26, 2014, and the negative impact due to the social unrest in Venezuela and Thailand in the nine months ended September 26, 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in the nine months ended September 27, 2013.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the nine months ended September 26, 2014 and September 27, 2013, the Company recorded other expense of $111.4 million and $58.8 million, respectively. For the nine months ended September 26, 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation, $4.7 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $20.1 million related to foreign currency transaction losses, of which $11.6 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated from the first quarter of 2014. For the nine months ended September 27, 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $17.5 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $1.4 million related to foreign currency transaction losses which included $16.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to the currency devaluation on February 13, 2013.
Refer to Note 22 - Venezuelan Operations for recent developments regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $82.6 million for the nine months ended September 26, 2014 from $86.0 million for the nine months ended September 27, 2013 primarily attributable to the repayment at maturity of the $355.0 million 0.875% Convertible Notes due 2013 which were repaid in the fourth quarter of 2013 partially offset by increased working capital needs in ROW.
Tax Provision
The Company’s effective tax rate for the nine months ended September 26, 2014 and September 27, 2013 was 2.8% and 1,758.8% respectively. The low effective tax rate on the pre-tax loss for the nine months ended September 26, 2014 was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges related to asset impairments, restructuring charges, Venezuela currency devaluation loss, and other operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.  In the first quarter, a $19.9 million income tax benefit was recognized due to the reversal of deferred tax liabilities associated with the $93.4 million PDIC trade name impairment charge, a $0.1 million income tax benefit was recognized on the $155.1 million PDIC goodwill impairment charge, no income tax benefit was recognized on the $8.8 million Venezuela lower of cost or market inventory charge, and no income tax benefit was recognized related to the $83.1 million Venezuelan currency devaluation charge. In the second and third quarters, a $2.8 million income tax benefit was recorded on $146.3 million of asset-related costs and restructuring charges and no tax benefit was recognized related to the $11.6 million of net Venezuelan currency revaluation losses. These unfavorable effective tax rate drivers were partially offset by $14.7 million of uncertain tax position reserve releases recorded in nine months ended September 26, 2014. The extremely high effective tax rate on the pre-tax income for the nine months ended September 27, 2013 reflects the combined impact of the small $1.7 million pre-tax income, no tax benefit on the Venezuelan currency devaluation loss, the greater mix of earnings in high tax jurisdictions, and the impact of full year forecasted losses in jurisdictions where valuation allowances were recorded against deferred tax assets.
Preferred Stock Dividends
The Company accrued and paid $0.3 million in dividends on its preferred stock for the nine months ended September 27, 2013. The Company’s outstanding shares of the Series A preferred stock were mandatorily redeemed on November 24, 2013. Prior to the redemption date, all but two shareholders elected to convert their shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Series A preferred stock.  As a result of the conversions and mandatory redemption, as of November 25, 2013, no shares of the Series A preferred stock were outstanding during the nine months ended September 26, 2014.
Liquidity and Capital Resources
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

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of September 26, 2014 and December 31, 2013, approximately 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries. If these funds are needed for the Company's operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company does not demonstrate a need to repatriate this cash to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our North American and European operations.

Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 39% and 46% of the consolidated cash and cash equivalents balance as of September 26, 2014 and December 31, 2013, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $5.2 million and $53.9 million during the nine months ended September 26, 2014 and September 27, 2013, respectively. Venezuela maintained approximately $50.8 million and $57.1 million of excess availability under its various credit facilities as of September 26, 2014 and December 31, 2013, respectively. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.

Summary of Cash Flows

Operating cash outflow of $78.1 million for the nine months ended September 26, 2014 reflects a net working capital use of $170.7 million as compared to $190.3 million in the nine months ended September 27, 2013. The net working capital use in the nine months ended September 26, 2014 is primarily due to an increase in accounts receivable and inventory of $104.0 million and $81.7 million, respectively. The increase in accounts receivable in the nine months ended September 26, 2014 is consistent with the nine months ended September 27, 2013. The increase in inventory in the nine months ended September 26, 2014 is due to lower demand in the third quarter as compared to management's expectation of the seasonal demand in the spring and summer months. In the third quarter of 2014, the Company increased its efforts to decrease inventory levels globally. The increase due to accounts receivable and inventory is partially offset by the increase in accounts payable, accrued and other liabilities of $11.5 million in the nine months ended September 26, 2014 which is primarily driven by an increase in accounts payable used to fund the inventory increase. The decrease in accounts payable, accrued and other liabilities in the nine months ended September 27, 2013 was primarily driven by accounts payable which were reduced in the first half of 2013 by a combination of utilizing cash on the balance sheet and local credit facilities in certain foreign units, principally Brazil, Chile, Thailand and Zambia. Overall, the use of working capital was partially offset by the generation of cash inflows of $92.6 million related to net income (loss) adjusted for depreciation and amortization, amortization of restricted stock awards, foreign currency exchange (gains) losses, deferred income taxes, excess tax (benefits) deficiencies from stock-based compensation, goodwill and indefinite-lived intangible asset impairment charges, non-cash asset impairment charges, convertible debt instruments non-cash interest charges and losses on disposal of property.

Cash flow used by investing activities was $62.8 million in the nine fiscal months ended September 26, 2014, primarily reflecting $68.2 million of capital expenditures. The Company anticipates capital spending to be approximately $80 million to $100 million in 2014.

Financing activities generated $103.2 million and $27.3 million of cash inflows in the nine months ended September 26, 2014 and the nine months ended September 27, 2013, respectively. The increase in cash flow of financing activities is due to increased borrowings on the Revolving Credit Facility for working capital needs. The Company evaluates factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,523.8 million as of September 26, 2014 and the Company maintained approximately $686.8 million of excess availability under its various credit facilities around the world as well as approximately $178.1 million available under foreign accounts payable confirming arrangements with financial institutions. The Company utilizes short and long-term debt to address working capital needs, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.

On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the facility size to $700 million and then subsequently amended and restated on September 6, 2013 and further amended on October 22, 2013, May 20, 2014, September 23, 2014 and October 28, 2014, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's restricted subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian and European borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of the Company's domestic and Canadian assets and certain assets of the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries and the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose and liquidate substantially all of the Company's assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default is not cured for a period of time under the terms of one or more financing agreements, or a change in control or a fundamental change occurs.
As of September 26, 2014 and December 31, 2013, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2013 were underfunded by $118.3 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended September 26, 2014 was $15.6 million and cash contributions were approximately $9.9 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At September 26, 2014, maturities of long-term debt during the twelve month periods beginning September 26, 2014 through September 27, 2019 and thereafter are $407.4 million, $11.1 million, $2.7 million, $320.9 million and $0.9 million, respectively, and $780.8 million thereafter.
Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 26, 2014, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 26, 2014 through September 27, 2019 and thereafter are $38.4 million, $32.4 million, $27.4 million, $7.7 million and $6.3 million, respectively, and $10.8 million thereafter.

As of September 26, 2014, the Company had $58.8 million in letters of credit, $188.0 million in various performance bonds and $251.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $0.9 million and $0.6 million for the three months ended September 26, 2014 and September 27, 2013, respectively. The Company's expenditures for environmental compliance and remediation amounted to approximately $2.8 million and $2.1 million for the nine months ended September 26, 2014 and September 27, 2013, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $3.7 million and $3.1 million at September 26, 2014, and at December 31, 2013, respectively, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) our ability to invest in product development, to improve the design and performance of our products; (4) economic, political and other risks of maintaining facilities and selling products in foreign countries; (5) domestic and local country price competition; (6) our ability to successfully integrate and identify acquisitions; (7) the impact of technology; (8) our ability to maintain relationships with our distributors and retailers; (9) the changes in tax rates and exposure to new tax laws; (10) our ability to adapt to current and changing industry standards; (11) our ability to execute large customer contracts; (12) our ability to maintain relationships with key suppliers; (13) the impact of fluctuations in foreign currency rates; (14) compliance with foreign and U.S. laws and regulations, including Foreign Corrupt Practices Act; (15) our ability to negotiate extensions of labor agreements; (16) our ability to continue our uncommitted accounts payable confirming arrangements; (17) our exposure to counterparty risk in our hedging arrangements; (18) changes in financial impact on any future plant closures; (19) our ability to achieve target returns on investments in our defined benefit plans; (20) possible future environmental liabilities and asbestos litigation; (21) the outcome of current pending antitrust and competition law investigations; (22) our ability to attract and retain key employees; (23) our ability to make payments on our indebtedness; (24) our ability to comply with covenants in our existing or future financing agreements; (25) lowering of one or more of our debt ratings; (26) our ability to maintain adequate liquidity; (27) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (28) our ability to achieve the anticipated cost savings, efficiencies and other benefits related to our previously announced restructuring plan; (29) the trading price of our common stock; and (30) and other material factors.

See (i) Item 1A of the Company’s 2013 Annual Report on Form 10-K as filed with the SEC on March 3, 2014, (ii) Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 (iii) the risk factors discussion provided under Item 8.01 Other Events of the Company's Current Report on Form 8-K filed with the SEC September 22, 2014 and (iv) Part II, Item 1A of this Form 10-Q for a more detailed discussion on some of these risks.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2013 Annual Report on Form 10-K. In the nine months ended September 26, 2014, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill, intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
In the nine months ended September 26, 2014, the following accounting pronouncements have been issued with respect to the Company:
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
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This standard provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of September 26, 2014 and December 31, 2013, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

As of September 26, 2014 and December 31, 2013, there were no derivatives that were designated as cash flow hedges.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 26, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 26, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended September 26, 2014, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The legal proceedings disclosed in the Company’s 2013 Annual Report on Form 10-K, as updated by the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 and the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2014 (the “September 22nd Form 8-K”), are updated as follows:

The disclosure contained in Item 8.01 of the September 22nd Form 8-K is updated by adding the following at the end of the first paragraph under the caption “Legal Proceedings - Government and internal investigations”:

“We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we are conducting a search for a Chief Compliance Officer, who will be responsible for the day-to-day management of our compliance function. The Chief Compliance Officer will report to our Chief Executive Officer, and also will have a reporting relationship with the Audit Committee.”

The disclosure contained in Item 8.01 of the September 22nd Form 8-K regarding the City of Livonia Complaint (as defined in the September 22nd Form 8-K) is updated by adding the following after the seventh sentence of the second paragraph under the caption “Legal Proceedings - Purported class action and derivative litigation”:

“As a result of an October 10, 2014 decision of the United States Court of Appeals for the Sixth Circuit addressing, among other things, certain matters relevant to the motion, Plaintiff filed, on October 16, 2014, a notice of recent authority in support of its opposition to the motion. On October 20, 2014, defendants filed a response to the notice of recent authority, in which they assert that, contrary to plaintiff’s argument that the decision supports its position, the decision provides further grounds to grant defendants’ motion.”

ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, (iii) the risk factors discussion provided under Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 and (iv) the risk factors discussion provided under Item 8.01 Other Events of the September 22nd Form 8-K. The following updates the risk factors disclosed in the Company's 2013 Annual Report on Form 10-K, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 and the September 22nd Form 8-K.

The disclosure regarding the City of Livonia Complaint (as defined in the September 22nd Form 8-K) contained in Item 8.01 of the September 22nd Form 8-K under the caption “Risk Factors - If we fail to comply with the reporting obligations of the Exchange Act or if we fail to maintain adequate internal control over financial reporting, our business, the market value of our securities and our access to capital markets could be materially adversely affected” is updated by adding the following after the fourth sentence of the fourth paragraph :

“As a result of an October 10, 2014 decision of the United States Court of Appeals for the Sixth Circuit addressing, among other things, certain matters relevant to the motion, Plaintiff filed, on October 16, 2014, a notice of recent authority in support of its opposition to the motion. On October 20, 2014, defendants filed a response to the notice of recent authority, in which they assert that, contrary to plaintiff’s argument that the decision supports its position, the decision provides further grounds to grant defendants’ motion.”

The disclosure contained in Item 8.01 of the September 22nd Form 8-K under the caption “Risk Factors - Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the Foreign Corrupt Practices Act (“FCPA”), other applicable anti-corruption laws and anti-competition regulations, may increase the cost of doing business in international jurisdictions” is updated by adding the following after the eighth sentence of the second paragraph:

“We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we are conducting a search for a Chief Compliance Officer, who will be responsible for the day-to-day management of our compliance function. The Chief Compliance Officer will report to our Chief Executive Officer, and also will have a reporting relationship with the Audit Committee.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended September 26, 2014

Period	Total number of shares purchased (1), (2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans (2)	Approximate dollar value of shares that may yet be purchased under the plans (2)
June 28, 2014 through July 25, 2014	3,572	$25.70	—	$74,750,614
July 26, 2014 through August 22, 2014	—	$—	—	$74,750,614
August 23, 2014 through September 26, 2014	533	$21.47	—	$74,750,614
Total	4,105	$25.15	—	$74,750,614

(1) Includes 4,105 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $25.15 during the three months ended September 26, 2014. During the nine months ended September 26, 2014, there were 62,369 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $28.38.

(2) On December 10, 2013, the Company’s Board of Directors authorized the extension of the Company’s existing $125 million stock repurchase program through the end of 2014. The Company purchased no shares of common stock under this stock repurchase program during the three months ended September 26, 2014.  As of September 26, 2014, this repurchase program has a remaining share repurchase authorization of approximately $74.8 million.  Stock purchases under this program may be made through open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. The timing and actual number of shares repurchased will depend on a variety of factors, including but not limited to economic conditions; the prevailing market price of the common stock; business financing needs; regulatory requirements including the Company’s compliance policies under securities laws; and alternative capital investment opportunities.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010)

3.2
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010)

*10.23.6
Amendment No. 3 to Amended and Restated Credit Agreement, dated September 23, 2014 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent

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

General Cable Corporation

Signed:	November 3, 2014	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President and Chief
Financial Officer

Exhibit Index
The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010)

3.2
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 26, 2010)

*10.23.6
Amendment No. 3 to Amended and Restated Credit Agreement, dated September 23, 2014 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent

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