Form 10-K
period 2014-12-31
GENERAL CABLE CORP /DE/
filed 2015-03-02
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,208.2 million at June 27, 2014 (based upon non-affiliate holdings of 47,699,463 shares and a market price of $25.33 per share).
As of February 17, 2015 there were 48,868,767 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General Cable Corporation ("the Company") is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company strives to enhance shareholder value in multiple ways, including:

•
Focusing on delivering increased returns from the Company's core strategic operations in North America, Latin America and Europe by leveraging economies of scale and capitalizing on the Company's leading positions across key markets where the Company has built long-standing customer relationships, efficient supply chains and a wide range of product offerings;

•	Simplifying the geographic portfolio and reducing operational complexity by exiting its operations in Africa and Asia Pacific;

•	Capitalizing on the Company's leading market positions to benefit from key end markets, such as electricity transmission and distribution, power generation and communications;

•	Strengthening and expanding customer relationships by providing a diverse product line coupled with a high level of quality and customer service;

•
Continuing to increase cash flow through operational excellence by leveraging the Company's operating systems, logistical expertise, Lean Six Sigma (“Lean”) manufacturing tools and techniques to increase margins as well as focusing on delivering improved returns through the Company's restructuring program;

•
Managing the Company's product portfolio by pursuing market share in fast growing and value added product lines, including the Company's position in turnkey projects, communications, transportation, industrial and specialty cables;

•	Leveraging the Company's diversity and intellectual property through the sharing of best practices across the organization; and

•	Maintaining high operational standards through sustainability, safety, and innovation.
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
Business Segments
The Company's operating structure is the basis for its financial reporting. In 2014, the Company reorganized its reportable segments as a result of a change to what the chief operating decision maker ("CODM") uses to measure profitability and allocate resources. Accordingly, in the fourth quarter of 2014, the Company began conducting its operations through four geographic operating and reportable segments — North America, Europe, Latin America, and Africa/Asia Pacific. Additional financial information regarding the segments appears in Note 18 - Segment Information.
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries, as well as manufacture and distribution of rod mill wire and cable products primarily in the United States and Canada. The North America segment contributed approximately 43%, 43% and 39% of the Company’s consolidated revenues for 2014, 2013 and 2012, respectively.

The North America segment consists of 22 manufacturing facilities across the region. In February 2014, as part of the Company's productivity and asset optimization plans, and in July 2014, as part of the Company's restructuring plan, the Company announced the permanent closure of two manufacturing facilities in the electric utility business and one manufacturing facility in the automotive business in North America. On September 4, 2012, the Company completed the acquisition of the North American business of Alcan Cable North America and on November 2, 2012, the Company acquired Prestolite Wire, LLC; these acquisitions have created synergies, expanded the range of product offerings and increased production capacity in North America.
Additionally, the North America segment has regional centers of excellence and state-of-the-art laboratories for technical expertise and innovation in material technology and compounding, electrical testing, data cables, and specialty and military cables.
Europe
The Europe segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries with operations in France, Germany, Norway, Portugal and Spain, and sells into markets throughout Europe, the Mediterranean and Africa. Additionally, the Europe segment engages in the design, integration, and installation on a turn-key basis of products such as high and extra-high voltage terrestrial and submarine systems around the world. The Europe segment contributed approximately 22%, 23% and 25% of the Company’s consolidated revenues for 2014, 2013, and 2012, respectively.
The Europe segment consists of 7 manufacturing facilities across the region. As part of the Company's July restructuring plan, the Company announced restructuring actions in two manufacturing facilities in Europe, permanently closing one manufacturing operation. Additionally, the Europe segment has regional centers of excellence and state-of-the-art laboratories for high and extra-high voltage power cables and systems, submarine power and communications systems, and halogen-free flame retardant technology and compounding.
Latin America
The Latin America segment engages in the development, design, manufacture, marketing and distribution of copper and aluminum wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The Latin America operations and equity investments are located in Brazil, Chile, Colombia, Costa Rica, Ecuador, Honduras, Mexico and Venezuela. The Latin America segment contributed approximately 19%, 18% and 20% of the Company’s consolidated revenues in 2014, 2013 and 2012, respectively.
The Latin America segment serves developing countries and customers in sectors that are expected to offer better growth opportunity over time than the developed world. The rod mill wire and cable operations provide a competitive advantage in these markets.
The Latin America segment consists of 9 manufacturing facilities across the segment. In July 2014, as part of the Company's restructuring plan, the Company announced the permanent closure of the Company's Peru manufacturing facility. On October 1, 2012, the Company acquired 60% of Procables based in Colombia. Additionally, the Latin America segment has regional centers of excellence and state-of-the-art laboratories for rod fabrication and drawing.
Africa/Asia Pacific
In October 2014, the Company announced the intent to divest all of its operations in Asia Pacific and Africa in order to simplify its geographic portfolio and reduce operational complexity. The Company plans to continue operations until each manufacturing unit is divested.

The Africa/Asia Pacific segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The Africa/Asia Pacific operations and equity investments are located in Algeria, Angola, Australia, China, Egypt, Fiji, Hong Kong, New Zealand, Oman, Pakistan, South Africa, Thailand, and Zambia. The Africa/Asia Pacific segment contributed approximately 16%, 16% and 16% of the Company’s consolidated revenues in 2014, 2013 and 2012, respectively.
The Africa/Asia Pacific segment consists of 10 manufacturing facilities across the segment. In December 2014, the Company completed the sale of its 60% interest in Phelps Dodge International Philippines, Inc. In July 2014, as part of the Company's restructuring plan, the Company announced the permanent closure of the Company's India manufacturing facility. On December 3, 2012, the Company completed the acquisition of the China based business of Alcan Cable.

Products
The Company serves its customers through a network of manufacturing facilities with worldwide sales representation and distribution. The Company believes it has one of the most diversified product lines in the industry to meet customers' needs. The various wire and cable product lines are sold and manufactured by all geographic segments. Revenue by product line and geographic region is included in Note 18 - Segment Information. The majority of products sold by the Company's four segments include the following:

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

Customers
The Company has a regionally coordinated global direct sales force and in certain of its businesses operates under supply agreements of varying lengths. These agreements generally do not require a minimum level of sales and customers are not contractually obligated to buy the Company's products exclusively; however these agreements generally provide adjustments to selling prices to reflect fluctuations in the cost of raw materials and typically have one to four year terms. The primary agreements are strategic alliances with a number of major utility customers around the world. The Company sells direct to utilities, independent distributors, retailers, contractors, and OEMs. The Company believes that its relationships with distributors and retailers are strong.
Raw Materials
The principal raw materials used by the Company in the manufacturing of its wire and cable products are copper and aluminum. The Company's products are material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost for the year ended December 31, 2014. The average selling price per quarter for the last three years is:

Average daily selling price: ($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Copper Cathode
2014	$3.24	$3.10	$3.16	$2.98	$3.12
2013	3.60	3.25	3.23	3.28	3.34
2012	3.78	3.55	3.53	3.60	3.62
Aluminum
2014	0.97	1.00	1.11	1.12	1.05
2013	1.02	0.95	0.92	0.91	0.95
2012	1.07	0.99	0.98	1.02	1.02
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2014, if there were a 1% increase in copper and aluminum costs, then our cost of sales would have increased approximately $28 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
The Company purchases copper and aluminum from various global sources, generally through annual supply agreements. These agreements do not contractually obligate the Company to purchase products exclusively, or to purchase minimum quantities, do not contain 'take or pay' provisions, or require the Company to purchase products for a significant period of time. Copper and aluminum raw material supply is available from many sources and supply is generally expected to remain adequate for the Company's requirements, however, unanticipated problems with the Company's copper or aluminum rod suppliers could negatively affect the Company's business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2014, the Company's largest supplier of copper rod accounted for approximately 70% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 50% of its North American aluminum purchases. The Company’s non-North America operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased or internally produce copper and aluminum rod for production needs.
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
Although in the aggregate these patents are of considerable importance to the manufacturing and marketing of many of the Company's products, the Company does not consider any single patent to be material to its business as a whole. Trademarks and trade names, which are important to the Company, are Phelps Dodge International Corporation®, PDIC global symbols, General Cable®, Anaconda®, BICC®, Carol®, GenSpeed®, Helix/HiTemp®, NextGen®, Silec®, Polyrad®, Prestolite Wire®, STABILOY®, NUAL®, and the Company's triad symbol. The Company believes that products bearing these trademarks have achieved significant brand recognition within the industry.
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
Competition
The markets for all of the Company's products are highly competitive and most markets include several competitors. The degree of competition varies by operating segment and product line. However, in general, the industry is mature and cost driven. Although the primary competitive factors for the Company's products vary somewhat across the different product categories, the principal factors influencing competition include, but are not limited to, price, quality, breadth of product line, inventory, delivery time, customer service, the environmental impact of the products, and the ability to meet customer's needs.
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
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $14.2 million, $13.3 million and $10.7 million in 2014, 2013 and 2012, respectively.
Environmental Matters
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites as discussed below in Item 3 - Legal Proceedings and Note 19 - Commitments and Contingencies.

Employees
At December 31, 2014, General Cable employed approximately 13,000 employees worldwide. Approximately 30% of our employees were covered by collective bargaining agreements, of which 35% are subject to agreements that expire within one year from December 31, 2014. The Company believes it will successfully renegotiate these contracts as they come due. Generally, labor agreements are negotiated on an annual or bi-annual basis. The Company believes that its relations with its employees are generally good.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report on Form 10-K") including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control.

These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) impairment charges with respect to our long-lived assets; (4) our ability to execute our plan to exit all of our Asia Pacific and African operations; (5) our ability to achieve all of our anticipated cost savings associated with our previously announced global restructuring plan; (6) our ability to invest in product development, to improve the design and performance of our products; (7) economic, political and other risks of maintaining facilities and selling products in foreign countries; (8) domestic and local country price competition; (9) our ability to successfully integrate and identify acquisitions; (10) the impact of technology; (11) our ability to maintain relationships with our distributors and retailers; (12) the changes in tax rates and exposure to new tax laws; (13) our ability to adapt to current and changing industry standards; (14) our ability to execute large customer contracts; (15) our ability to maintain relationships with key suppliers; (16) the impact of fluctuations in foreign currency rates; (17) compliance with foreign and U.S. laws and regulations, including the Foreign Corrupt Practices Act; (18) our ability to negotiate extensions of labor agreements; (19) our ability to continue our uncommitted accounts payable confirming arrangements; (20) our exposure to counterparty risk in our hedging arrangements; (21) our ability to achieve target returns on investments in our defined benefit plans; (22) possible future environmental liabilities and asbestos litigation; (23) our ability to attract and retain key employees; (24) our ability to make payments on our indebtedness; (25) our ability to comply with covenants in our existing or future financing agreements; (26) lowering of one or more of our debt ratings; (27) our ability to maintain adequate liquidity; (28) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (29) the trading price of our common stock; and (30) and other material factors described in Item 1A - Risk Factors and elsewhere in this 2014 Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").
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
The information on the website listed above is not and should not be considered part of this 2014 Annual Report on Form 10-K and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.

Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable as of February 17, 2015.

Name	Age	Position
Gregory B. Kenny	62	President and Chief Executive Officer
Brian J. Robinson	46	Executive Vice President and Chief Financial Officer
Sonya Reed	41	Executive Vice President and Chief Human Resources Officer
Peter A. Campbell	54	Executive Vice President, President and Chief Executive Officer, General Cable Asia Pacific
Gregory J. Lampert	47	Executive Vice President, President and Chief Executive Officer, General Cable Americas
Robert D. Kenny	49	Executive Vice President, President and Chief Executive Officer, General Cable Europe
Kurt L. Drake	41	Senior Vice President and Chief Compliance Officer
Emerson C. Moser	38	Senior Vice President, General Counsel and Corporate Secretary
Mr. G. Kenny has served as a member of General Cable's Board of Directors since 1997 and as President and Chief Executive Officer since August 2001. He was President and Chief Operating Officer of General Cable from May 1999 to August 2001. From March 1997 to May 1999, he was Executive Vice President and Chief Operating Officer of General Cable. From June 1994 to March 1997, he was Executive Vice President of the subsidiary of General Cable which was General Cable's immediate predecessor. He is also a director of Cardinal Health Incorporated (NYSE: CAH) and Ingredion Incorporated (NYSE: INGR) and a board member of the Cincinnati Branch of the Federal Reserve Bank of Cleveland. On October 29, 2014, we announced that Mr. Kenny will transition out of his role as President and Chief Executive Officer of the Company.  Our Board has formed a search committee to identify the Company’s next Chief Executive Officer and has retained an executive search firm to assist in the process. Mr. Kenny will remain in his current position during the search.
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
Ms. Reed has been Executive Vice President and Chief Human Resources Officer since January 2015. Prior to that, Ms. Reed served as the Senior Vice President and CHRO for General Cable Corporation from January 2013 to December 2014, and the SVP of HR for the former Rest of World division from October 2011 to December 2012. Prior to joining General Cable, she held human resource management positions for Zurich Financial Services.
Mr. Campbell has served as Executive Vice President, President and Chief Executive Officer for General Cable Asia Pacific since December 2012. In October 2014, the Company announced the intent to divest all of the operations in Asia Pacific and Africa in order to simplify the geographic portfolio and reduce operational complexity. Given the progress made in this divestiture process, in January 2015, Mr. Campbell communicated his intent to leave the organization effective April 1, 2015. Upon joining General Cable in 2010 until his promotion, Mr. Campbell was Senior Vice President Asia, which included direct leadership of Thailand and India and interfacing with our partners in the Philippines and China. Prior to joining General Cable, he held global business management, manufacturing and engineering positions of increasing responsibility with Fosroc International Limited from 2005 until 2010 and BP Chemicals Limited from 1983 until 2005.
Mr. Lampert has served as Executive Vice President, President and Chief Executive Officer for General Cable Americas since January 2013. Prior to his current position, Mr. Lampert served as Executive Vice President, President and Chief Executive Officer for General Cable North America from August 2008 until January 2013, Executive Vice President and Group President, North America Electrical and Communications Infrastructure from October 2007 to August 2008, Senior Vice President and General Manager - Data Communications and Carol Brand Products from August 2005 until September 2007, Vice President and General Manager - Carol Brand Products from January 2004 until July 2005. He joined General Cable in 1998 and served in a number of capacities during his tenure including product management, sales and business team leadership. Prior to joining General Cable, he held engineering and management positions with Dow Chemical Company and Cintas Corporation. He is a member of the Board of Directors of Xtek, Inc, a manufacturer of specialty goods for the steel and aluminum industries.
Mr. R. Kenny has served as Executive Vice President, President and Chief Executive Officer, Europe since August 2014. Prior to his current position, Mr. R. Kenny served as Senior Vice President, Global Communications, and General Manager of North American Communications from August 2013 to August 2014, Vice President and General Manager of Communications and

Electronics Products from May 2011 to August 2013, and Vice President and General Manager of Data Communications Cables from June 2007 to May 2011. In addition, Mr. R. Kenny also assumed additional responsibility for leadership of our Telecommunications Team in October 2009. He joined General Cable in 2007 and served in a number of capacities during his tenure including project management and business team leadership. Prior to joining General Cable, he held several senior level management positions in technology, marketing and general management with Belden, ADC/Krone, and DuPont’s Cabling Solutions Division.
Mr. Drake has been Senior Vice President and Chief Compliance Officer since January 2015. Prior to joining General Cable he was Chief Compliance Officer with PPG Industries and Mubadala, a United Arab Emirates based global infrastructure company. Previously, Mr. Drake held various roles of increasing responsibility in finance and operations at General Electric (GE), finally serving as Chief Compliance Officer for GE Aviation in Cincinnati, Ohio.
Mr. Moser has been Senior Vice President, General Counsel and Corporate Secretary since January 2015. Mr. Moser joined General Cable in September 2008 as Assistant General Counsel and Assistant Corporate Secretary. He subsequently was promoted to Vice President in March 2013 and served as the interim General Counsel from July 2014 through his current appointment. Before joining General Cable, Mr. Moser practiced labor and employment law and litigation with the law firm, Dinsmore & Shohl LLP, and was the Assistant General Counsel of NIBCO, INC.
Messrs. Greg Kenny and Robert Kenny are not related.
ITEM 1A. RISK FACTORS
We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and the value of our securities.
Certain statements in the 2014 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

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
We typically pass these changes in copper and aluminum prices along to our customers, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business – Raw Materials, there is no exact future measure of the effect of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. To help reduce this volatility, we have implemented pricing mechanisms and hedged a portion of our metal purchases when there is a firm price commitment for a future delivery.
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

•
We have recently recorded impairment charges with respect to certain of our long-lived assets as a result of our restructuring program and market and industry conditions, we could recognize additional impairment charges for our long-lived assets in the future.

As of December 31, 2014, property, plant and equipment, goodwill and other intangible assets account for approximately $849.6 million, or 25% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets.
Due to events in Venezuela, including recent changes to the currency exchange systems, restrictive pricing controls, ongoing labor negotiations and lingering social unrest as well as the significant decline in our stock price during the first quarter of 2014, we recognized a goodwill impairment charge of $155.1 million, an impairment charge of $93.4 million for the indefinite-lived trade name associated with the PDIC reporting unit and an impairment charge of $29.3 million related to the Company's Venezuelan long-lived assets in the year ended December 31, 2014.
Due to the July 2014 restructuring plan we recorded asset-related charges of $117.5 million in the year ended December 31, 2014.
Due to the closure of the Brazil aluminum rod mill manufacturing plant in 2014, we recorded a long-lived asset impairment charge of $13.1 million in the year ended December 31, 2014.
Future impairment charges as a result of our restructuring program and/or divestiture plan or otherwise could significantly affect our results of operations in the period recognized.

•	We may not be able to execute our plan to exit all of our Asia Pacific and African operations.

In October 2014, we announced our plan to exit all of our Asia Pacific and African operations as described in Item 7. Management's Discussion and Analysis. Our goal is to simplify our global portfolio and reduce operational complexity by focusing on core strategic operations in North America, Latin America and Europe. We may not be able to offset the dilutive impacts from the loss of revenue or operating profit associated with divested manufacturing units. Our senior credit facility and the indentures governing our Senior Floating Rate Notes due 2015 and our 5.75% Senior Notes due 2022 contain covenants that may limit our ability to divest our Asia Pacific and Africa operations. In addition, we may not be able to obtain favorable selling prices of the Asia Pacific and African manufacturing units. Our plan to exit all of the Asia Pacific and African manufacturing units will take time and will involve costs and management effort to market and negotiate the sale of each of the manufacturing units as well as negotiate employee separation packages, consolidate operations of certain of our facilities and make investments necessary to operate our business with a smaller number of facilities. We may not be successful in these efforts. Our failure to achieve favorable selling prices could have a material adverse effect on our results of operations and liquidity in future periods.

•	We may not be able to achieve all of our anticipated cost savings associated with the July 2014 global restructuring plan.
In July 2014, we announced a comprehensive restructuring program, as described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The restructuring program, which builds on our previously launched productivity and asset optimization plans, generated approximately $10 million of savings in 2014, increasing to ongoing annual savings of approximately $75 million beginning in 2016. The restructuring program is expected to result in pre-tax charges of approximately $190 million, which includes approximately $60 million of cash costs. We may not achieve the full amount of these cost savings, or it may take us longer to achieve them than we currently anticipate. Although we have identified some of the facilities that we expect to close, consolidate or realign as part of our restructuring program, we have not identified all those facilities. Our restructuring program will take time and will involve significant costs and management effort to negotiate and implement employee separation packages, consolidate operations of certain of our facilities and make investments necessary to operate our business with a smaller number of facilities. We may not be successful in these efforts. In addition, our estimates are based on a number of other assumptions that may not prove accurate. We may not achieve the cost savings we anticipate, or other unexpected costs could offset any savings we achieve. Our failure to achieve our anticipated annual cost savings could have a material adverse effect on our results of operations in future periods.

•
The markets for our products are highly competitive, and if we fail to successfully invest in product development, productivity improvements and customer service and support, sales of our products could be adversely affected.

The markets for copper, aluminum and fiber optic wire and cable products are highly competitive and some of our competitors may have greater financial resources than we have. We compete with at least one major competitor with respect to each of our business segments. Many of our products are made to common specifications and, therefore, may be interchangeable with competitors' products. Accordingly, we are subject to competition in many markets on the basis of price, quality, breadth of product line, inventory, delivery time, customer service, the environmental impact of our products, and the ability to meet customers' needs.
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
During the year ended December 31, 2014, approximately 57% of our sales and approximately 64% of our assets were in markets outside of North America. Our operations outside of North America reported operating cash inflows of approximately $40.2 million during this period. Some of our facilities, in particular, certain locations such as Algeria, Angola, Egypt, India, Pakistan, Thailand, and Venezuela, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, natural disasters, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we may continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.
We believe there are risks associated with our operations in Venezuela, in particular, including the possibility that the Venezuelan government could assume control over our operations and assets. In addition, we might lose our ability to control Venezuelan operations, including the ability to manage labor force reductions, decisions about product mix or pricing, and sourcing of raw materials or other inputs into the production process. If we are not able to purchase an adequate amount of U.S. dollars through the foreign currency exchange regime, then the Venezuelan entity would not have the ability to pay for copper imports and may be forced to cease manufacturing operations until copper becomes available.

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
Growth through acquisition has been a significant part of our strategy. We regularly evaluate possible acquisition candidates. There can be no assurance that we will be successful in identifying, financing and closing acquisitions at favorable prices and terms. Potential acquisitions may require us to issue additional shares of stock or obtain additional or new financing. Further, there can be no assurance that we will be successful in integrating any such acquisitions that are completed. Integration of any such acquisitions may require substantial management, financial and other resources and may pose risks with respect to production, customer service and market share of our existing operations. In addition, we may acquire businesses that are subject to technological or competitive risks, and we may not be able to realize the benefits originally expected from such acquisitions.

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
In recent years, primarily in Europe, we have been awarded several large turn-key projects for specific customers. These projects involve numerous challenges associated with large long-term contracts and the contracts related to these projects generally include material financial penalties for non-performance on our part. We actively seek to increase our market share through successful execution of contracts for medium-voltage infield array projects and high-voltage export projects as well as underground terrestrial and submarine high-voltage projects. In addition, the terrestrial and submarine transmission cable markets in Europe, which are being driven by large investments in grid interconnections and alternative energy such as offshore wind power, represent an attractive long-term opportunity for us. The successful execution of large turn-key projects is important to our long-term success in this market.

•	Interruptions of supplies from key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including those from catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase or maintain production and sales. Most copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 70% of our North American purchases in 2014 while our largest supplier of aluminum rod accounted for approximately 50% of our North American purchases in 2014. Our European and Africa and Asia Pacific operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased, while operations in Latin America internally produce the majority of copper and aluminum rod for production needs and obtain cathode and ingots from various sources with each supplier generally providing a small percentage of the total amount of raw materials purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of materials or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	We source and sell products globally and are exposed to fluctuations in foreign currency exchange rates.
We manufacture and sell products and finance operations throughout the world and are exposed to the impact of foreign currency fluctuations on our results of operations. Also, our consolidated financial results are presented in U.S. dollars; therefore, a change in the value of currencies may adversely impact our financial statements after currency remeasurements and translation to U.S. dollars. In addition, devaluations of currencies, such as the devaluation of the Venezuelan Bolivar, could negatively affect the value of our earnings from, and the assets located in those markets.

•
If we fail to comply with the reporting obligations of the Exchange Act or if we fail to maintain adequate internal control over financial reporting, our business, the market value of our securities and our access to capital markets could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” including the requirement that we file annual reports and quarterly reports with the SEC. Our failure to file required information in a timely manner could subject us to penalties under federal securities laws, expose us to additional lawsuits, create a default under our existing debt instruments and facilities, and restrict our ability to access financing. In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. However, our management within the past two years has identified control deficiencies that constituted material weaknesses. These material weaknesses resulted in accounting errors that caused us to issue, in March 2013, restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and interim periods ended on March 30, 2012 and June 29, 2012, and, to issue, in January 2014, restated consolidated financial statements as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and 2012 and the interim period ended on March 29, 2013.
As described below in Item 3. Legal Proceedings we conducted internal investigations principally relating to the matters resulting in the restatements described above. We voluntarily contacted the SEC to advise it of our initial internal investigation, and we have continued to provide information to the SEC on an ongoing basis, including, among other things, information regarding the matters described below in Item 3. Legal Proceedings. The SEC has issued a formal order of investigation. Pursuant to the formal order, the SEC issued subpoenas to us seeking relevant documents and to certain of our current and former employees seeking their testimony. We continue to cooperate with the SEC in connection with its investigation.
Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint seeked damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On July 18, 2014, defendants filed a motion to dismiss the City of Livonia Complaint based on plaintiff’s failure to state a claim upon which relief could be granted. On October 20, 2014, defendants filed a response to the notice of recent authority, in which they asserted that, contrary to plaintiff’s argument that the decision supports its position, the decision provides further grounds to grant defendants’ motion. After oral argument on January 7, 2015, the Court granted the motion to dismiss with prejudice on January 27, 2015. On February 24, 2015, plaintiff filed a motion to alter or amend the January 27, 2015 judgment and for leave to file the proposed amended complaint. Under the Local Rules, defendants’ opposition to the motion is due on March 17, 2015.

In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former officials, one of whom is our former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket.
We believe the derivative complaint, insofar as it relates to our current and former directors, including Mr. Kenny, and to Mr. Robinson, and the City of Livonia Complaint are without merit and intend to vigorously contest the actions.
In response to the material weaknesses identified by us, we instituted a number of actions and designed and commenced implementation of changes in our internal control over financial reporting. Based on the actions, our management concluded that the material weakness related to inventory control deficiencies in Brazil and control deficiencies related to the prior executive management team in place have been remediated as of December 31, 2013. We cannot provide assurance that we have identified all, or that we will not in the future have additional, material weaknesses in our internal control over financial reporting. As a result, we may be required to implement further remedial measures and to design enhanced processes and controls to address deficiencies, which could result in significant costs to us and require us to divert substantial resources, including management time, from other activities. If we identify material weaknesses or fail to maintain adequate internal controls over financial reporting in the future, we may not be able to prepare reliable financial reports and comply with our reporting obligations under the Exchange Act on a timely basis. Any such delays in the preparation of financial reports and the filing of our periodic reports may result in a loss of public confidence in the reliability of our financial statements, the commencement of additional litigation, or the commencement of regulatory action against us, which may include court actions or administrative proceedings, any of which could materially adversely affect our business, the market value of our securities and our access to the capital markets.

•
Compliance with foreign and U.S. laws and regulations applicable to our international operations, including the Foreign Corrupt Practices Act (“FCPA”), other applicable anti-corruption laws and anti-competition regulations, may increase the cost of doing business in international jurisdictions.

Various laws and regulations associated with our current international operations are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. These laws and regulations include import and export requirements, anti-competition regulations, U.S. laws such as the FCPA, and local laws prohibiting payments to governmental officials and other corrupt practices. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies, particularly as we expand our operations through organic growth and acquisitions. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our wire and cable products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, if we fail to address the challenges and risks associated with our international expansion and acquisition strategy, we may encounter difficulties implementing this strategy, which could impede our growth or harm our operating results.
We have been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of our subsidiary in Angola. The review has focused upon payment practices with respect to employees of public utility companies, use of agents in connection with such payment practices, and the manner in which the payments were reflected in our books and records. We have determined at this time that certain employees in our Portugal and Angola subsidiaries directly and indirectly made or directed payments at various times from 2002 through 2013 to officials of Angola government-owned public utilities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. Based on an analysis completed with the assistance of our external counsel and forensic accountants, we have concluded at this time,that we are able to reasonably estimate the profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above which we believe is likely to ultimately be disgorged. As a result, we have recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial. We also have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with our Thailand and India operations, which may have implications under the FCPA. We have voluntarily disclosed these matters to the SEC and the United States Department of Justice (“DOJ”) and have provided them with additional information at their request, including information in response to an SEC subpoena. The SEC and DOJ inquiries into these matters are ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. We are implementing a screening process relating to sales agents that we use outside of the United States, including, among other things, a review of the agreements under which they were retained and a risk-based assessment of such agents to determine the scope of due diligence measures to be performed by a third-party investigative firm. However, this screening process may not be effective in preventing future payments or other activities that may raise concerns under the FCPA or other laws. We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we have hired a Chief Compliance Officer, who is responsible for the day-to-day management of our compliance function. The Chief Compliance Officer reports to our Chief Executive Officer, and also has a reporting relationship with the Audit Committee.
At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, and equitable remedies, including disgorgement and injunctive relief. Because our review regarding commission payment practices and our use and payment of agents described above is ongoing, we are unable to predict its duration, scope, results, or consequences. Dispositions of these types of matters can result in modifications to business practices and compliance programs, and in some cases the appointment of a monitor to review future business and practices with the objective of effecting compliance with the FCPA and other applicable laws.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2014, approximately 30% of our employees were represented by various labor unions of which 35% expire within the next twelve months.
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

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2014, 2013 and 2012, the defined benefit pension plans were underfunded by approximately $155.3 million, $118.3 million and $163.7 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2014, pension expense was $15.4 million, a decrease of approximately $5.2 million from

2013, and cash contributions were $8.6 million, a decrease of approximately $2.6 million from 2013. We estimate our 2015 pension expense for our defined benefit plans will increase to approximately $17.8 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions. Refer to Note 13 - Employee Benefit Plans of this document for details.

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

•	If we fail to retain our key employees and attract qualified personnel, our business may be harmed.
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse affect on us. On October 29, 2014, we announced that Mr. Kenny will transition out of his role as President and Chief Executive Officer of the Company.  Our Board has formed a search committee to identify the Company’s next Chief Executive Officer and has retained an executive search firm to assist in the process. Mr. Kenny will remain in his current position during the search. The loss of any member of our senior management team or any of our other key employees could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, could lead to an increase in recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business. In addition, the loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

•	Our indebtedness and our ability to pay could adversely affect our business and financial condition.
We have a significant amount of debt and may incur additional debt in the future. If new debt is added to our current debt levels, the risks described herein would increase. Refer to Note 10 - Long-Term Debt of this document for details on the various debt agreements.
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
Nationally recognized rating agencies currently rate our debt. Ratings are not recommendations to buy or sell our securities. We may, in the future, incur indebtedness with interest rates that may be affected by changes in or other actions associated with our credit ratings. Each of the rating agencies reviews its ratings periodically and previous ratings for our debt may not be maintained in the future. Rating agencies may also place us under review for potential downgrade in certain circumstances or if we seek to take certain actions. A downgrade of our debt ratings or other negative action, such as a review for a potential downgrade, could affect the market price of our existing subordinated and senior notes. Furthermore, these events may negatively affect our ability to raise additional debt with terms and conditions similar to our current debt, and accordingly, likely increase our cost of capital. In addition, a downgrade of these ratings, or other negative action, could make it more difficult for us to raise capital to refinance any maturing debt obligations to support business growth and to maintain or improve the current financial strength of our business and operations.

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
In addition, our trading price may be adversely affected by future issuances of our common stock. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2014, there were approximately 48.7 million shares of common stock outstanding (net of treasury shares), approximately 1.9 million shares of common stock are issuable upon the exercise of currently outstanding stock options and approximately 1.1 million shares of common stock are issuable upon the vesting of currently outstanding restricted stock units and performance stock units. In addition, a maximum of approximately 14.3 million shares of our common stock could be issuable upon conversion of our Subordinated Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
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

North American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
United States - 15	13 owned, 2 leased
Canada - 3	3 owned
Mexico - 2	2 leased
Brazil - 1	1 leased
France - 1	1 owned

European Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Spain - 4	4 owned
France - 1	1 owned
Germany - 1	1 owned
Portugal - 1	1 owned

Latin American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Brazil - 2	1 owned, 1 leased
Colombia - 2	1 owned, 1 leased
Venezuela - 1	1 owned
Chile - 1	1 owned
Costa Rica - 1	1 owned
Honduras - 1	1 owned
Mexico - 1	1 owned

Africa / Asia Pacific Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Thailand - 2	2 owned
Algeria - 1	1 owned
Angola - 1	1 owned
China - 1	1 leased
Egypt - 1	1 owned
Fiji - 1	1 owned
New Zealand - 1	1 owned
South Africa - 1	1 leased
Zambia - 1	1 owned

ITEM 3.	LEGAL PROCEEDINGS
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
At December 31, 2014 and 2013, the Company had an accrued liability of approximately $4.5 million and $3.1 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for over 20 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of December 31, 2014, we were a defendant in approximately 3,251 cases brought in Federal District Courts throughout the United States. In calendar years 2014, 2013 and 2012, 104, 133, and 113 asbestos cases, respectively, were brought against us. In the last 22 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of December 31, 2014, 47,887 asbestos cases have been dismissed. In calendar years 2014, 2013 and 2012, 25,954 cases, 65 cases and 66 cases, respectively, were dismissed. With regards to the approximately 3,251 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of December 31, 2014, 2,679 pending lawsuits had been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”). In September 2014, upon receipt from the MDL Court of a current statistical report listing numbers of outstanding cases as well as a list identifying outstanding Maritime/MARDOC cases by plaintiff name, we recorded a dismissal of 25,759 cases reducing its number of pending Maritime/MARDOC cases to 2,679.
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

For cases outside the MDL as of December 31, 2014, plaintiffs have asserted monetary damages in 278 cases. In 143 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $402 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 134 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $457 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to us in the amount of $10 million. In addition, in relation to these 278 cases, there are claims of $324 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2014 and 2013, we have accrued, on a gross basis, approximately $4.7 million and $5.2 million and had recorded approximately $0.5 million of insurance recoveries for these lawsuits, at each year end. The net amount of $4.2 million and $4.7 million as of December 31, 2014 and 2013 represents our best estimate in order to cover resolution of current and future asbestos-related claims.
The components of the asbestos litigation reserve are current and future asbestos-related claims. The significant assumptions are: (1) the number of cases per state, (2) an estimate of the judgment per case per state, (3) an estimate of the percentage of cases per state that would make it to trial and (4) the estimated total liability percentage, excluding insurance recoveries, per case judgment. Management's estimates are based on the Company's historical experience with asbestos-related claims. The Company's current history of asbestos claims does not provide sufficient and reasonable information to estimate a range of loss for potential future, unasserted asbestos claims because the number and the value of the alleged damages of such claims have not been consistent. As such, the Company does not believe a reasonably possible range can be estimated with respect to asbestos claims that may be filed in the future.
Settlement payments are made, and the asbestos reserve is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of December 31, 2014, aggregate settlement costs were $9.5 million. In calendar years 2014, 2013 and 2012, the settlement costs totaled $0.6 million, $0.3 million and $0.6 million, respectively. As of December 31, 2014, aggregate costs of administering and litigating the asbestos claims were $24.7 million. In calendar years 2014, 2013 and 2012, the costs of administering and litigating asbestos claims totaled $1.8 million, $1.7 million and $1.7 million, respectively.

In January 1994, we entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers were responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. However, one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings and another became insolvent. As a result, the contribution of the insurers has been reduced and we have had to bear substantially most of the costs relating to these lawsuits.
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

Following our formal responses to the Statement of Objections in October 2011 and a hearing in 2012, the European Commission issued a final decision on April 2, 2014. In the decision, the claims of infringement against Grupo General Cable Sistemas were dismissed for lack of evidence of alleged cartel activity. With regard to Silec, the European Commission’s decision imposed a fine of 1.9 million Euros related to the period Silec has been owned by us. This fine was based on participation that allegedly commenced well before Silec was acquired by us. On June 13, 2014, we filed an appeal with the General Court of the European Union challenging the European Commission’s decision as to Silec in Europe based on established precedent. We also continue to pursue our claim for full indemnification for the Silec fine under the terms of the acquisition agreement with SAFRAN executed in 2005.
Government and internal investigations
We have been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of our subsidiary in Angola. The review has focused upon payment practices with respect to employees of public utility companies, use of agents in connection with such payment practices, and the manner in which the payments were reflected in our books and records. We have determined at this time that certain employees in our Portugal and Angola subsidiaries directly and indirectly or directed made payments at various times from 2002 through 2013 to officials of Angola government-owned public utilities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. Based on an analysis completed with the assistance of our external counsel and forensic accountants, we have concluded at this time, that we are able to reasonably estimate the profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above which we believe is likely to ultimately be disgorged. As a result, we have recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial. We also have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with our Thailand and India operations, which may have implications under the FCPA. We have voluntarily disclosed these matters to the SEC and the DOJ and have provided them with additional information at their request, including information in response to an SEC subpoena. The SEC and DOJ inquiries into these matters are ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions. We are implementing a screening process relating to sales agents that we use outside of the United States, including, among other things, a review of the agreements under which they were retained and a risk-based assessment of such agents to determine the scope of due diligence measures to be performed by a third-party investigative firm. We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we have hired a Chief Compliance Officer, who is responsible for the day-to-day management of our compliance function. The Chief Compliance Officer reports to our Chief Executive Officer, and also has a reporting relationship with the Audit Committee.
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
We voluntarily contacted the SEC to advise it of our initial internal investigation, and we have continued to provide information to the SEC on an ongoing basis, including, among other things, information regarding the matters described above and certain earnings management activities by employees prior to the end of 2012. As we previously disclosed, these earnings management activities (none of which identified to date had a material effect on our consolidated financial statements) were designed to delay the reporting of expenses or other charges, including improper capitalization of costs, misuse of accruals and failure to timely report inventory shortfalls identified through physical inventory counts. The SEC has issued a formal order of investigation. Pursuant to the formal order, the SEC issued subpoenas to us seeking relevant documents and to certain of our current and former employees seeking their testimony. The SEC has requested information regarding, among other things, the above-described Angola matter, matters that were subject to our internal investigations and earnings management activities by employees. We continue to cooperate with the SEC in connection with its investigation.
Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, and equitable remedies, including disgorgement and injunctive relief. Because the government investigations and our review regarding commission payment practices and our use and payment of agents described above are ongoing, we are unable to predict their duration, scope, results, or consequences. Dispositions of these types of matters can result in modifications to business practices and compliance programs, and in some cases the appointment of a monitor to review future business and practices with the objective of effecting compliance with the FCPA and other applicable laws. At this time, we cannot reasonably estimate the amount or range of additional possible loss that we may incur above the amount accrued to date in connection with the foregoing matters.
Purported class action and derivative litigation
Litigation was initiated against us and certain of our current and former directors, executive officers and employees following the restating of our financial statements principally as a result of the matters described above under “Government and internal investigations” relating to our Brazilian business.
Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint seeked damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On July 18, 2014, defendants filed a motion to dismiss the City of Livonia Complaint based on plaintiff’s failure to state a claim upon which relief could be granted. After oral argument on January 7, 2015, the Court granted the motion to dismiss with prejudice on January 27, 2015. On February 24, 2015, plaintiff filed a motion to alter or amend the January 27, 2015 judgment and for leave to file the proposed amended complaint. Under the Local Rules, defendants’ opposition to the motion is due on March 17, 2015.
In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former officials, one of whom is our former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket.
We believe the derivative complaint, insofar as it relates to our current and former directors, including Mr. Kenny, and to Mr. Robinson, and the City of Livonia Complaint are without merit and intend to vigorously contest the actions.
Brazil Tax Matters
One of our Brazilian subsidiaries is involved in administrative proceedings with State treasury offices regarding whether tax incentives granted to us by one Brazilian state are applicable to goods sold in another Brazilian State. We believe we correctly relied on the tax incentives granted and that we have substantial defenses to their disallowance by the Brazilian State claimant.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $10 million.  In

September 2012, an Administrative Court found that we were not liable for any incentive tax payments claimed by the State treasury office, however this determination was overturned on appeal and has since been further appealed.  This appeal remains pending at the Brazilian Courts.  Despite the pending appeal, in October 2014, the State issued a summons to recover the approximately $10 million of contested incentives described above, and we are complying with the terms of the State’s summons while continuing to contest the Court’s ruling.
One of our Brazilian subsidiaries has received formal notices of infractions from the Brazilian state authorities related to alleged failures of tax matters associated with the distribution of goods and services from one state to another and alleged failure to file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $20 million.
Our Brazilian subsidiaries have received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. The total amount of taxes allegedly due for the disputed credits, including potential interest and penalties is up to $12 million.
At this time, we believe we have defenses to all remaining claims or are unable to predict an estimated range of damages and whether or not a liability will exist for these remaining claims.
Brazil Labor Matter
One of our Brazilian subsidiaries has received infraction notices issued by the Department of Labor. Subsequently, the Brazilian Federal Labor Public Prosecutor filed a related lawsuit claiming collective punitive damages, in the amount of approximately $12 million. At this time, we are unable to predict an estimated range of damages and whether or not a liability will exist for these claims.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 17, 2015, there were approximately 1,426 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2014		2013
	High	Low	High	Low
First Quarter	$31.50	$25.50	$36.73	$30.74
Second Quarter	26.90	22.76	37.14	29.20
Third Quarter	26.18	16.13	33.85	29.66
Fourth Quarter	16.31	12.47	34.61	27.27
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per quarter (starting in the second quarter of 2013). During the year ended December 31, 2014, the Company paid in total approximately $35.4 million to all common shareholders of record, or $0.72 per share. During the year ended December 31, 2013, the Company paid in total approximately $26.7 million to all common shareholders of record, or $0.54 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility with JP Morgan Chase Bank, NA, as administrative agent, and other lenders (“Revolving Credit Facility”), the indentures governing the Senior Floating Rate Notes due 2015 (“Senior Floating Rate Notes”) and 5.75% Senior Notes due 2022 (“5.75% Senior Notes), and the requirements of the Delaware General Corporation law.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2014 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2014.

Cummulative Return: General Cable
Common Stock, 2014 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
May-97
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Total Cummulative Return
General Cable
Peer Group
S&P 500

	May 1997	Dec 1997	Dec 1998	Dec 1999	Dec 2000	Dec 2001	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189	230	228	120
2014 Peer Group	100	138	92	107	121	89	58	99	118	135	311	361	195	234	249	184	238	324	261
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152	172	223	248

(1)
Assumes the value of the investment in General Cable common stock and each index was $100 on May 16, 1997, also assumes dividend reinvestment. The 2014 Peer Group consists of Belden Inc. (NYSE: BDC), Prysmian (Italy Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the 2014, 2013 and 2012 Peer Group are weighted by capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2014:

Period	Total number of shares purchased (1), (2), (3)	Average price paid per share
September 27, 2014 through October 24, 2014	1,442	$13.78
October 25, 2014 through November 21, 2014	35	$14.15
November 22, 2014 through December 31,2014	1,720	$13.60
(1) Includes 1,108 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $13.38 during the quarter ended December 31, 2014. 63,475 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $28.12 during the year ended December 31, 2014. For the year ended December 31, 2013, and 2012, 31,576 and 23,615 total shares of common stock were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $32.44 and $29.44.

(2) Includes 2,089 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan in the quarter ended December 31, 2014. A Rabbi Trust (“Trust”) has been established in connection with the Deferred Compensation Plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

(3) On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. The share repurchase program has not been extended. Stock purchases under this program were able to be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program, the Company purchased $30.7 million, or 1,000,000 common shares at an average price of $30.73 per share, during the year ended December 31, 2014. Under the stock repurchase program the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the year ended December 31, 2013. The purpose of the share repurchase program was to take advantage of the investment opportunity given prevailing market prices at the time of purchase as well as our evaluation of other capital investment alternatives.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the years ended December 31, 2014, 2013, and 2012 and as of December 31, 2014 and 2013, was derived from audited consolidated financial statements included in this filing and for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 was derived from previously audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2014, 2013 and 2012 activity.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except metal price and share data)
Net sales	$5,979.8	$6,421.2	$6,059.5	$5,808.2	$4,856.0
Cost of sales	5,586.6	5,717.5	5,434.6	5,213.9	4,316.1
Gross profit	393.2	703.7	624.9	594.3	539.9
Selling, general and administrative expenses	450.7	492.0	425.5	379.7	332.1
Goodwill impairment charge	155.1	—	—	—	—
Intangible asset impairment charges	98.8	—	—	—	—
Operating income (loss)	(311.4)	211.7	199.4	214.6	207.8
Other income (expense)	(212.9)	(66.7)	(2.9)	(31.7)	(28.1)
Interest expense, net	(111.8)	(118.0)	(100.3)	(91.5)	(71.6)
Loss on extinguishment of debt	—	—	(9.3)	—	—
Income (loss) before income taxes	(636.1)	27.0	86.9	91.4	108.1
Income tax provision	(8.3)	(38.8)	(78.6)	(38.6)	(45.9)
Equity in net earnings of affiliated companies	1.4	1.7	1.7	2.9	1.4
Net income (loss) including noncontrolling interest	(643.0)	(10.1)	10.0	55.7	63.6
Less: preferred stock dividends	—	0.3	0.3	0.3	0.3
Less: net income (loss) attributable to noncontrolling interest	(15.4)	7.7	5.7	0.9	7.1
Net income (loss) attributable to Company common shareholders	$(627.6)	$(18.1)	$4.0	$54.5	$56.2
Earnings (losses) per common share-basic	$(12.86)	$(0.37)	$0.08	$1.05	$1.08
Earnings (losses) per common share-assuming dilution	$(12.86)	$(0.37)	$0.08	$1.02	$1.06
Weighted average common shares-basic	48.8	49.4	49.7	51.9	52.1
Weighted average common shares-assuming dilution	48.8	49.4	51.1	53.7	53.1
Dividends per common share	0.72	0.54	—	—	—

Other Data:
Depreciation and amortization	$126.4	$133.5	$117.4	$115.0	$105.8
Capital expenditures	89.6	89.1	108.6	$121.5	$115.3
Average daily COMEX price per pound of copper cathode	$3.12	$3.34	$3.62	$4.01	$3.43
Average daily price per pound of aluminum rod	$1.05	$0.95	$1.02	$1.16	$1.05

	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011	Dec 31, 2010
Balance Sheet Data:
Working capital (1)	$913.3	$1,450.7	$1,240.2	$1,297.7	$1,341.1
Total assets	3,366.7	4,578.9	4,932.6	4,375.9	4,301.7
Total debt	1,337.4	1,386.9	1,450.1	1,048.9	985.5
Dividends to common shareholders	35.4	26.7	—	—	—
Total equity	513.2	1,379.8	1,448.2	1,437.9	1,552.4

(1)	Working capital means current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. In 2014, the Company reorganized its reportable segments as a result of a change to what the chief operating decision maker uses to measure profitability and allocate resources. Accordingly, the Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Due to the change in reportable segments, the Company recasted its prior years financial information. As of December 31, 2014, the Company manufactures its product lines in 48 manufacturing facilities and sells its products worldwide through its global operations. The Company believes it has a strong market position in each of the segments in which it competes due to the Company's guiding principles discussed in Item 1 - Business. Additional financial information regarding the segments appears in Note 18 - Segment Information.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stable demand with pockets of relative demand strength. In certain markets; however, global demand remains below historical levels. The following are significant trends and events that occurred in 2014:
Effect of copper and aluminum prices
The Company continued and expects to continue to experience volatile commodity pricing, primarily copper and aluminum, as well as in other cost inputs. The Company typically passes these changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metal prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business - Raw Materials, there is no exact measure of the effect of the change of raw material cost inputs due to the high volume of transactions in any given period, each of which involves a number of factors in the individual pricing decisions. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
Sale of the interest in PDP and PDEP
On December 22, 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million. The Company sold its 60% interest to its joint venture partner, A. Soriano Corporation ("Anscor"). The Company recorded an after-tax gain on the sale of $9.6 million. Refer to Note 4 - Acquisitions and Divestitures for detail.
October 2014 review of strategic alternatives and operational structure
The Company’s Board conducted a review of the Company’s strategic alternatives and operational structure and as a result, on October 23, 2014, the Company's Board took action to authorize a plan to exit all of the Company's operations in Asia Pacific and Africa in order to simplify its geographic portfolio and reduce operational complexity. The Company expects to incur approximately $14 million in pre-tax charges all within the North America segment. Charges incurred for the year ended December 31, 2014 were immaterial. Costs consist primarily of legal and transaction fees for the dispositions.

The decision to exit all of the Company's operations in Asia Pacific and Africa was not part of the restructuring plan announced in July 2014. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets in Africa/Asia Pacific as exit strategies are defined or executed or plans change.
July 2014 restructuring plan
In July 2014, the Company announced that it was implementing a restructuring program. The restructuring program, which builds on previously launched productivity and asset optimization plans, generated approximately $10 million of savings in 2014, increasing to ongoing annual savings of approximately $75 million beginning in 2016. The restructuring program is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing reductions in SG&A expenses globally. The restructuring program is expected to result in pre-tax charges of approximately $190 million, which includes approximately $60 million of cash costs. The remainder of the charges are expected to be non-cash, primarily related to accelerated depreciation and the write-off of property, plant and equipment resulting from facility closures, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. For the year ended December 31, 2014, the Company incurred charges of $166.3 million. During 2014, costs incurred were $6.8 million in the North America segment, $115.6 million in the Europe segment, $28.7 million in the Latin America segment and $15.2 million in the Africa/Asia Pacific segment. These actions are anticipated to result in the elimination of approximately1,000 positions globally, representing nearly 7% of the Company's workforce.
February 2014 restructuring plan
In February 2014, as part of the Company's productivity and asset optimization plans, the Company announced the permanent closure of two manufacturing facilities in the electric utility business in North America. In the year ended December 31, 2014, the Company incurred charges of $10.1 million related to these closures and other cost reductions. The total employee separation costs were $4.2 million, asset related costs were $1.6 million and other costs were $4.3 million in the year ended December 31, 2014. The accrual balances related to these activities are immaterial at December 31, 2014.
Third quarter 2014 Brazil rod mill asset impairment
In the third quarter 2014, the Company announced its intent to cease operations at its Brazil aluminum rod mill manufacturing plant by the end of 2014. As a result, the Company recorded a long-lived asset impairment charge of $13.1 million in the year ended December 31, 2014.  The impairment charge was recorded in the cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
FCPA Accrual
As previously reported, the Company has been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of its subsidiary in Angola. Based on an analysis completed with the assistance of our external counsel and forensic accountants, the Company has concluded at this time, that it is able to reasonably estimate the profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above which the Company believes is likely to ultimately be disgorged. As a result, the Company has recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial.

Goodwill impairment and indefinite-lived trade name asset impairment

In the first quarter of 2014 the following events reduced the fair value of the PDIC reporting unit as discussed in Note 8 - Goodwill and Other Intangible Assets, net:

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
The above factors led to a decrease in our cash flow projections for the PDIC reporting unit and therefore the Company completed an impairment test for the goodwill and indefinite-lived trade name assets. Based on the results of this work, the carrying amount of the reporting unit exceeded the fair value and the carrying value of the trade name exceeded the fair value. The Company recognized a goodwill impairment charge of $155.1 million and an impairment charge of $93.4 million for the indefinite-lived trade name associated with the PDIC reporting unit in the year ended December 31, 2014.
Other events affecting Venezuelan operations
In the fourth quarter of 2014, due to the change in the rate used to remeasure the financial statements of the Venezuelan entity (from SICAD 1 to SICAD 2), the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels; therefore, the Company recognized an impairment charge of $29.3 million related to the Company's long-lived assets. See Note 7 - Property, Plant and Equipment and Note 22 - Venezuelan Operations for additional information.
In the fourth quarter of 2014, the Venezuela government's default risk, increased substantially as external finances continued to deteriorate due to the strong decrease in oil prices. Based on the increased default risk the Company recognized a $10.3 million charge for the long-term value added tax receivable from the Venezuela government. See Note 22 - Venezuelan Operations for additional information.
During 2014, the Venezuelan entity recorded $9.5 million of lower of cost or market charges. See Note 6 - Inventories and Note 22 - Venezuelan Operations for additional information.
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
In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Global demand and pricing are uneven as the tepid pace of the recovery continues to hamper growth in key end markets;

•	Currency volatility and continued political uncertainty in certain markets;

•	Volatility in the price of copper and aluminum;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	End market demand in Latin America continues to be hampered by inconsistent construction spending and electrical infrastructure investment;

•	Recovery is slow in Europe and demand continues to be uneven for a broad spectrum of products in Europe;

•	Markets in the U.S. and Canada have remained relatively stable compared to the uneven and challenging operating environments of the emerging economies;

•	New communications networks are an enabling technology, resulting in access to knowledge; a great equalizer;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Project timing continues to be volatile resulting in a lag in demand in all segments; and

•	Countries are seeking greater energy independence for political and economic reasons.
The Company's overall financial results discussed in this section of the annual report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statement of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Year Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Net sales	$5,979.8	100.0%	$6,421.2	100.0%	$6,059.5	100.0%
Cost of sales	5,586.6	93.4%	5,717.5	89.0%	5,434.6	89.7%
Gross profit	393.2	6.6%	703.7	11.0%	624.9	10.3%
Selling, general and administrative expenses	450.7	7.5%	492.0	7.7%	425.5	7.0%
Goodwill impairment charge	155.1	2.6%	—	—%	—	—%
Intangible asset impairment charges	98.8	1.7%	—	—%	—	—%
Operating income (loss)	(311.4)	(5.2)%	211.7	3.3%	199.4	3.3%
Other income (expense)	(212.9)	(3.6)%	(66.7)	(1.0)%	(2.9)	—%
Interest expense, net, and loss on extinguishment of debt	(111.8)	(1.9)%	(118.0)	(1.8)%	(109.6)	(1.8)%
Income (loss) before income taxes	(636.1)	(10.6)%	27.0	0.4%	86.9	1.4%
Income tax provision	(8.3)	(0.1)%	(38.8)	(0.6)%	(78.6)	(1.3)%
Equity in net earnings of affiliated companies	1.4	—	1.7	—	1.7	—%
Net income (loss) including noncontrolling interest	(643.0)	(10.8)%	(10.1)	(0.2)%	10.0	0.2%
Less: preferred stock dividends	—	—%	0.3	—%	0.3	—%
Less: net income (loss) attributable to noncontrolling interest	(15.4)	(0.3)%	7.7	0.1%	5.7	0.1%
Net income (loss) attributable to Company common shareholders	$(627.6)	(10.5)%	$(18.1)	(0.3)%	$4.0	0.1%
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2013 have been adjusted to reflect the 2014 copper average price of $3.12 per pound (a $0.22 decrease compared to 2013) and the aluminum average price of $1.05 per pound (a $0.10 increase compared to 2013). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below. Refer to Item 1 - Business– Significant Current Business Trends and Events for a discussion of metal price volatility.

	Net Sales Year Ended
	Dec 31, 2014		Dec 31, 2013
	Amount	%	Amount	%
North America	$2,550.1	43%	$2,751.6	43%
Europe	1,330.8	22%	1,448.7	23%
Latin America	1,143.0	19%	1,211.9	18%
Africa/Asia Pacific	955.9	16%	1,009.0	16%
Total net sales	$5,979.8	100%	$6,421.2	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2014		Dec 31, 2013
	Amount	%	Amount	%
North America	$2,550.1	43%	$2,738.8	43%
Europe	1,330.8	22%	1,429.1	22%
Latin America	1,143.0	19%	1,192.5	19%
Africa/Asia Pacific	955.9	16%	987.8	16%
Total metal-adjusted net sales	$5,979.8	100%	$6,348.2	100%
Metal adjustment	—		73.0
Total net sales	$5,979.8		$6,421.2

	Metal Pounds Sold Year Ended
	Dec 31, 2014		Dec 31, 2013
	Pounds	%	Pounds	%
North America	553.4	44%	590.0	45%
Europe	200.4	16%	234.2	18%
Latin America	307.5	24%	287.9	22%
Africa/Asia Pacific	197.4	16%	200.9	15%
Total metal pounds sold	1,258.7	100%	1,313.0	100%
Net sales decreased $441.4 million, or 7%, to $5,979.8 million in 2014 from 2013 and metal-adjusted net sales decreased $368.4 million, or 6%, in 2014 from 2013. The decrease in metal-adjusted net sales of $368.4 million is primarily due to decreased volume of $125.4 million, unfavorable foreign currency exchange rate changes of $235.8 million on the translation of reported revenues and unfavorable selling price and product mix of $7.2 million. Volume, as measured by metal pounds sold, decreased by 54.3 million pounds, or 4%, in 2014 compared to 2013. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.
Metal-adjusted net sales in the North America segment decreased $188.7 million, or 7%. The decrease in sales on a metal adjusted basis is due to decreased volume of $84.5 million, unfavorable selling price and product mix of $73.8 million, and unfavorable foreign currency exchange rate changes of $30.4 million, on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, decreased by 36.6 million pounds, or 6%, in 2014 compared to 2013. The decrease in demand was primarily due to weak utility and construction spending as a result of the uneven pace of the economic recovery hampering growth in key end-markets. In addition, 2013 reflects a strong contribution from bare aluminum transmission projects as compared to 2014 which vary depending on project timing.
Metal-adjusted net sales in the Europe segment decreased $98.3 million, or 7%. The decrease in sales on a metal adjusted basis is due to decreased volume of $78.1 million, unfavorable selling price and product mix of $17.1 million and unfavorable foreign currency exchange rate changes of $3.1 million on the translation of reported revenues primarily related to the Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 33.8 million pounds, or 14%, in 2014 compared to 2013. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products.
Metal-adjusted net sales in the Latin America segment decreased $49.5 million, or 4%. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $153.9 million on the translation of reported revenues primarily due to the devaluation of the Venezuelan currency relative to the U.S. dollar, partially offset by increased volume of $45.3 million and favorable selling price and product mix of $59.1 million. Volume, as measured by metal pounds sold, increased by 19.6 million pounds, or 7%, in 2014 compared to 2013. The increase in volume is primarily attributable to increased Chilean copper rod sales within the region in 2014.
Metal-adjusted net sales in the Africa/Asia Pacific segment decreased $31.9 million, or 3%. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $48.4 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa and Asia Pacific relative to the U.S. dollar and decreased volume of $8.1 million partially offset by favorable selling price and product mix of $24.6 million. Volume, as measured by metal pounds sold, decreased by 3.5 million pounds, or 2%, in 2014 compared to 2013. The decrease in volume was primarily attributable to the decrease in electrical utility projects in northern Africa in 2014 compared to 2013, partially offset by increased export sales from Thailand in 2014.
Cost of Sales
Cost of sales decreased $130.9 million to $5,586.6 million in 2014 from $5,717.5 million in 2013. The percentage decrease in cost of sales, 2%, is less than the percentage decrease in sales, 7%, in 2014 as compared to 2013 primarily due to non-cash long-lived asset-related charges of $117.5 million and employee separation and other costs of $34.2 million both related to the global restructuring plan, $10.1 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America, a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in 2014, a long-lived asset impairment charge of $29.3 million in Venezuela and a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in 2013. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components in most of the Company's cable products. At current metal prices, material costs are approximately 85% of total product cost with copper and aluminum metal costs comprising approximately 50% of total product cost for the year ended December 31, 2014.
Gross Profit
Gross profit decreased $310.5 million, or 44% in 2014 as compared to 2013. Gross profit as a percentage of sales was 7% in 2014 and 11% in 2013. Gross profit as a percentage of sales decreased primarily due to non-cash long-lived asset-related charges of $117.5 million and employee separation and other costs of $34.2 million both related to the global restructuring plan, $10.1 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America, a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in 2014, a long-lived asset impairment charge of $29.3 million in Venezuela and a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government partially offset by the Company's revised profitability on a project due to the completion of a number of critical project milestones; increasing gross profit $18.3 million in the year ended December 31, 2014, a contractual settlement received in 2014 by our German subsidiary related to a submarine turnkey project of $15.2 million and a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in 2013.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $41.3 million, or 8%, in 2014 from 2013 primarily due to the Company's efforts to decrease SG&A costs, a $17.6 million pre-tax gain on the sale of PDP and PDEP, $13.9 million of costs related to the restatement and investigative costs recognized in 2013, favorable foreign currency exchange rate changes of $6.8 million in 2013 and a $5.0 million settlement on recovery of losses associated with reported theft of inventory within our Brazilian subsidiary in 2014, partially offset by employee separation and other costs incurred as part of the global restructuring plan of $14.6 million and due to the recognition of a $24.0 million accrual related to the FCPA investigation in Angola. SG&A as a percentage of metal-adjusted net sales was approximately 8% in 2014 and 2013.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2014		Dec 31, 2013
	Amount	%	Amount	%
North America	$118.5	(38)%	$127.5	60%
Europe	(94.0)	30%	(7.8)	(4)%
Latin America	(246.6)	79%	44.2	21%
Africa/Asia Pacific	(89.3)	29%	47.8	23%
Total operating income (loss)	$(311.4)	100%	$211.7	100%
The decrease in operating income for the North America segment of $9.0 million was primarily due to the recognition of a $24.0 million accrual related to the FCPA investigation in Angola and $10.1 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America in 2014, partially offset by a $17.6 million pre-tax gain on the sale of PDP and PDEP and the benefit of restructuring initiatives.
The increase in operating loss for the Europe segment of $86.2 million was primarily attributable to a non-cash long-lived asset-related charge of $80.1 million and employee separation and other costs of $35.5 million both related to the global restructuring plan partially offset by increased profitability of the submarine turnkey project business in 2014 primarily due to the Company's revised profitability on a project due to the completion of a number of critical project milestones; increasing gross profit $18.3 million in the year ended December 31, 2014, and a contractual settlement received in 2014 by our German subsidiary related to a submarine turnkey project of $15.2 million.
The decrease in operating income for the Latin America segment of $290.8 million was primarily attributable to a non-cash impairment charge related to goodwill and other indefinite-lived trade names of $152.0 million, non-cash long-lived asset-related charges of $20.9 million and employee separation and other costs of $7.8 million both related to the global restructuring plan, a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in 2014, a long-lived asset impairment charge of $29.3 million in Venezuela and a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government and the negative impact due to the social unrest in Venezuela in 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in 2013.
The decrease in operating income for the Africa/Asia Pacific segment of $137.1 million was primarily attributable to a non-cash impairment charge related to goodwill and other indefinite-lived trade names of $96.5 million, non-cash long-lived asset-related charges of $13.3 million and employee separation and other costs of $1.9 million both related to the global restructuring plan.
Other Income (Expense)
Other income and expense primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2014 and 2013, the Company recorded a $212.9 million loss and a $66.7 million loss respectively.
For 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the 6.30 BsF per U.S. dollar rate to the SICAD 1 rate, $90.2 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the SICAD 1 rate to the SICAD 2 rate, $30.3 million of foreign currency transaction losses, and losses of $4.0 million on derivative instruments which were not designated as cash flow hedges.
For 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $3.9 million of foreign currency transaction losses which includes $17.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013, and losses of $21.9 million on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.
Interest Expense
Net interest expense decreased $6.2 million in 2014 as compared to 2013 primarily attributable to the repayment at maturity of the $355.0 million 0.875% Convertible Notes due 2013 which were repaid in the fourth quarter of 2013 partially offset by increased working capital needs in Latin America and Africa/Asia Pacific.
Tax Provision
The Company’s effective tax rate for 2014 and 2013 was (1.3%) and 143.7%, respectively. The Company’s low 2014 effective tax rate was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges related to asset impairments, restructuring charges, Venezuelan currency devaluation loss, and other operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. The Company's high effective tax rate for 2013 reflects the combined impact of significant valuation allowances recorded against deferred tax assets in various units with a recent loss history and a relatively low pre-tax income amount.

For the year ended December 31, 2014, the Company recognized a goodwill impairment charge of $155.1 million for which no tax benefit was recorded due to the non-deductibility of goodwill in the relevant taxing jurisdictions. In addition, due primarily to the valuation allowances recorded in various business units, relatively small tax benefits were recorded for the $93.4 million impairment charge for the indefinite-lived trade name associated with the PDIC reporting unit, the $42.4 million impairment charge related to the Company’s long-lived assets, and the $166.3 million restructuring charges related to the July 2014 restructuring plan. In addition, no tax benefits were recorded for the $173.3 million non-deductible Venezuelan currency devaluation losses.

During 2014, after weighing all positive and negative evidence, including three year cumulative loss positions, forecasted future profitability, impairments and restructuring charges, difficult market and industry conditions, and factoring in prudent and feasible tax planning strategies, valuation allowances were recorded against deferred tax assets of certain business units that did not have deferred tax valuation allowances prior to 2014. Specifically, valuation allowances have been recorded against the December 31,

2014 deferred tax assets of the following business units: Venezuela ($10.7 million), Brazil ($8.4 million), Spain ($10.9 million) and Colombia ($2.3 million). In addition, several other business units maintained full deferred tax asset valuation allowances that had been established in prior years, some for which the valuation allowance amounts increased significantly due to impairments, restructuring charges and operating losses.

Preferred Stock Dividends
During 2013, the Company accrued and paid $0.3 million in dividends on its Series A preferred stock. The Company's outstanding shares of the Series A preferred stock were mandatorily redeemed on November 24, 2013. Prior to the redemption date, all but two shareholders elected to convert their shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Series A preferred stock.  As a result of the conversions and mandatory redemption, as of November 25, 2013, no shares of the Series A preferred stock were outstanding during 2014.
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

	Net Sales Year Ended
	Dec 31, 2013		Dec 31, 2012
	Amount	%	Amount	%
North America	$2,751.6	43%	$2,340.2	39%
Europe	1,448.7	23%	1,506.2	25%
Latin America	1,211.9	18%	1,214.5	20%
Africa/Asia Pacific	1,009.0	16%	998.6	16%
Total net sales	$6,421.2	100%	$6,059.5	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2013		Dec 31, 2012
	Amount	%	Amount	%
North America	$2,751.6	43%	$2,266.0	39%
Europe	1,448.7	23%	1,459.5	25%
Latin America	1,211.9	18%	1,162.0	20%
Africa/Asia Pacific	1,009.0	16%	956.3	16%
Total metal-adjusted net sales	$6,421.2	100%	$5,843.8	100%
Metal adjustment	—		215.7
Total net sales	$6,421.2		$6,059.5

	Metal Pounds Sold Year Ended
	Dec 31, 2013		Dec 31, 2012
	Pounds	%	Pounds	%
North America	590.0	45%	432.1	38%
Europe	234.2	18%	245.5	21%
Latin America	287.9	22%	287.5	25%
Africa/Asia Pacific	200.9	15%	183.1	16%
Total metal pounds sold	1,313.0	100%	1,148.2	100%

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
Metal-adjusted net sales in the Europe segment remained relatively flat in 2013 compared to 2012 due to unfavorable selling price and product mix of $33.4 million and lower sales volumes of $26.4 million partially offset by favorable foreign currency exchange rate changes of $49.0 million, primarily due to a stronger Euro relative to the U.S. dollar. Volume, as measured by metal pounds sold, decreased by 11.3 million pounds, or 5%, in 2013 compared to 2012. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products and due to a decrease in demand for high voltage export project activities in the Company's French business.
Metal-adjusted net sales in the Latin America segment increased $49.9 million, or 4%, due to favorable selling price and product mix of $126.9 million and net sales of $97.3 million attributable to acquisitions made in 2012 partially offset by unfavorable foreign currency exchange rate changes of $116.6 million, primarily due to the weakening of certain currencies in Central and South America relative to the U.S. dollar, and lower sales volume of $57.7 million. Volume, as measured by metal pounds sold, remained relatively flat in 2013 compared to 2012. Volume increased due to 25.1 million pounds related to the impact of the acquisitions made in 2012 partially offset by lower shipments for metal intensive Brazilian aerial transmission projects in 2013 as compared to 2012.
Metal-adjusted net sales in the Africa/Asia Pacific segment increased $52.7 million, or 6%, due to net sales of $95.0 million attributable to acquisitions made in 2012 partially offset by unfavorable foreign currency exchange rate changes of $29.8 million, primarily due to the weakening of certain currencies in Africa and Asia Pacific relative to the U.S. dollar, unfavorable selling price and product mix of $5.7 million and lower sales volume of $6.8 million. Volume, as measured by metal pounds sold, increased by 17.8 million pounds, or 10%, in 2013 compared to 2012. The increase in volume is primarily attributable to 20.7 million pounds related to the impact of the acquisitions made in 2012.
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
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2013		Dec 31, 2012
	Amount	%	Amount	%
North America	$127.5	60%	$124.0	62%
Europe	(7.8)	(4)%	(24.1)	(12)%
Latin America	44.2	21%	67.2	34%
Africa/Asia Pacific	47.8	23%	32.3	16%
Total operating income	$211.7	100%	$199.4	100%
The increase in operating income for the North America segment of $3.5 million was primarily attributable to the acquisitions completed in the second half of 2012 resulting in an additional $33.9 million of operating income in 2013 as compared to 2012 partially offset by the decrease in demand as noted above as well as $13.9 million of costs related to the restatement and investigative costs recognized in 2013 as compared to $3.0 million in 2012.
The reduction in operating loss for the Europe segment of $16.3 million was primarily attributable to changes in cost estimates relating to certain submarine turnkey projects of $27.5 million recognized in 2012. This improvement in 2013 was partially offset by decreased volume at the Company's French manufacturing facility as noted above, an unfavorable pricing environment for medium voltage products in France as well as the continued weak economic conditions in Iberia, influencing demand and the pricing environment across a broad spectrum of products.
The decrease in operating income for the Latin America segment of $23.0 million was primarily attributable to the recognition of a non-cash impairment charge related to the Mexico long-lived assets of $14.0 million in 2013 as well as decreased demand in Brazil in 2013 as compared to 2012 as noted above.
The increase in operating income for the Africa/Asia Pacific segment of $15.5 million was primarily attributable to the acquisitions completed in the second half of 2012 resulting in an additional $11.1 million of operating income in 2013 as compared to 2012.
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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2014, current assets exceeded current liabilities by $913.3 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $550 million of excess availability under its various credit facilities around the world. The Company intends to repay its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility.
The Company's North American and principal European operations generally borrow and repay under its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. At December 31, 2014, the arrangements had a maximum availability limit of the equivalent of approximately $334.3 million, of which approximately

$183.2 million was utilized. The Company's Latin America and Africa/Asia Pacific operations utilize various short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of December 31, 2014 and 2013, approximately 99% of cash and cash equivalents were held outside of the U.S. by our foreign subsidiaries. If these funds are needed for the Company's operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company does not demonstrate a need to repatriate this cash to fund U.S. operations. In addition, our Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our North American and European operations.
Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 15% and 46% of the consolidated cash balance as of December 31, 2014 and 2013, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $26.2 million and $97.4 million for the years ended December 31, 2014 and 2013, respectively. The Company's overall operating cash flows were $133.2 million and $38.2 million for the years ended December 31, 2014 and 2013, respectively. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.
Summary of Cash Flows
Operating cash inflow of $133.2 million in 2014 reflects a net working capital source of $55.4 million driven principally by a decrease in inventory of $110.8 million due to the achievement of an aggressive inventory reduction targeted by management in the latter portion of the year and the lower copper costs at December 31, 2014 compared to December 31, 2013, partially offset by a decrease in accounts payable of $79.5 million in 2014 which is primarily driven by the decrease in working capital needs. Inventory turnover remained consistent at 4.5 turns per annum in 2014 as compared to 4.4 turns per annum in 2013. The decrease in accounts payable, accrued and other liabilities in 2014 of $79.5 million was less than the decrease in 2013 of $155.8 million due in part to to the recognition of the restructuring accrual of $33.4 million and the FCPA accrual of $24.0 million in 2014. Overall, the use of net working capital was partially offset by the generation of cash inflows of $77.8 million related to net income (loss) adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency exchange (gains) losses, deferred income tax income, goodwill and intangible asset impairment charges, non-cash inventory impairment charges, non-cash asset impairment charges, convertible debt instrument non-cash interest charges, and gains on disposal of PDP and PDEP and other property.
Operating cash inflow of $38.2 million in 2013 reflects a net working capital use of $179.6 million driven principally by a decrease in accounts payable, accrued liabilities and other liabilities of $155.8 million. The decrease in accounts payable, accrued and other liabilities is due both to the implementation of the Revolving Credit Facility in the Company’s principal European operations which resulted in a reduction of payable balances including a more effective use of existing cash balances and an effort to more effectively utilize cash balances in certain Latin America and Africa/Asia Pacific units to reduce outstanding accounts payable. Accounts receivable turnover remained consistent at 5.5 per annum turns in 2013 as compared to 5.4 turns per annum 2012. Inventory turnover remained consistent at 4.4 turns per annum in 2013 as compared to 4.3 turns per annum in 2012. More than offsetting the net working capital use of $179.6 million in the twelve fiscal months of 2013 was $217.8 million of overall net cash inflows related to net income (loss) adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, non-cash asset impairment charge, deferred income tax income, convertible debt instrument non cash interest charges, and the losses on the disposal of property.
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

Cash flow used by investing activities was $16.0 million in 2014 principally reflecting capital expenditures of $89.6 million partially offset by the proceeds from the sale of PDP and PDEP of $52.4 million and other property of $21.4 million. The Company currently anticipates capital spending to be approximately $40 million to $50 million in 2015.
Financing activities resulted in $123.1 million of cash outflows in 2014 as compared to cash outflows of $122.4 million in 2013.
The Company decreased borrowings on the Revolving Credit Facility due to reductions in working capital and the use of cash proceeds generated from the sale of the Company’s interest in the Philippines in 2014. During the year ended December 31, 2014 and 2013, the Company paid dividends in total of approximately $35.4 million and $26.7 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes, Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. In addition, the Company purchased $30.7 million, or 1,000,000 of its common shares at an average price of $30.73 per share, during the year ended December 31, 2014. The Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the year ended December 31, 2013. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,337.4 million as of December 31, 2014 and maintained approximately $550 million of excess availability under its various credit facilities around the world as well as approximately $150 million available under foreign accounts payable confirming arrangements with financial institutions. The Company utilizes short and long-term debt to address working capital needs, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The maturity date of the Revolving Credit Facility would have automatically become due December 31, 2014, if the Company's Senior Floating Rate Notes were not refinanced with indebtedness that matures or is mandatorily redeemable or is redeemable at the option of the holders thereof not earlier than the date that is 6 months after September 6, 2018 unless, if such notes were not refinanced, there was at least $100 million of availability under the Revolving Credit Facility and the fixed charge coverage ratio (as defined in the Revolving Credit Facility) was not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. In the fourth quarter, the Company obtained a limited waiver eliminating the pro forma effect to the repayment of the notes for the calculation of the fixed charge coverage ratio. Based on the modified calculation the Company was in compliance as of December 31, 2014. The fixed charge coverage ratio was 1.29 to 1.00 at December 31, 2014. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized $4.9 million in 2013 and $2.3 million in 2012 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility.
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, Subordinated Convertible Notes, Senior Floating Rate Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the Revolving

Credit Facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian and European borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of the Company's domestic and Canadian assets and certain assets of the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries and the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose and liquidate substantially all of the Company's assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default is not cured for a period of time under the terms of one or more financing agreements, or a change in control or a fundamental change occurs.
As of December 31, 2014 and December 31, 2013, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2014 and 2013 were underfunded by $155.3 million and $118.3 million, respectively. The Company recorded an after-tax loss of $25.7 million in 2014 and an after-tax gain of $32.0 million in 2013 to accumulated other comprehensive income. The Company estimates its 2015 pension expense for its defined benefit pension plans will be approximately $17.8 million and cash contributions are expected to be approximately $11.9 million. In 2014, pension expense was $15.4 million and cash contributions were $8.6 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2014 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	More than
Contractual obligations (1,2):	Total	1 Year	Years	Years	5 Years
Total debt	$1,337.4	$403.5	$14.8	$138.5	$780.6
Convertible debt at maturity (3)	259.7	—	—	—	259.7
Interest payments on Senior Floating Rate Notes	0.7	0.7	—	—	—
Interest payments on 5.75% Senior Notes	267.4	34.5	69.0	69.0	94.9
Interest payments on Subordinated Convertible Notes	201.6	19.3	38.6	38.6	105.1
Operating leases (4)	130.1	37.3	58.7	24.7	9.4
Purchase obligations (5)	11.6	11.6	—	—	—
Defined benefit pension obligations (6)	190.0	22.2	35.3	36.0	96.5
Postretirement benefits	7.3	1.0	1.7	1.3	3.3
Restructuring activities	33.4	33.4	—	—	—
Unrecognized tax benefits, including interest and penalties (7)	—	—	—	—	—
Total	$2,439.2	$563.5	$218.1	$308.1	$1,349.5

(1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Revolving Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)
This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Refer to Note 11 - Financial Instruments and Item 7A - Quantitative and Qualitative Disclosures about Market Risk for additional information.

(3)
Represents the current debt discount on the Company’s Subordinated Convertible Notes as a result of adopting provisions of ASC 470 - Debt. Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

(4)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(5)	Represents our firm purchase commitments on our forward pricing agreements as disclosed in Note 11 - Financial Instruments.

(6)	Defined benefit pension obligations reflect actuarially projected benefit payments which may differ from funding requirements based on local laws and regulations through 2023.

(7)
Unrecognized tax benefits of $31.6 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2014 were as follows: 2015 — $37.3 million, 2016 — $31.7 million, 2017 — $27.0 million, 2018 — $17.9 million, 2019 — $6.8 million and thereafter $9.4 million. Rental expense recorded in income from continuing operations was $45.3 million, $47.0 million and $29.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had $75.1 million in letters of credit, $190.2 million in various performance bonds and $243.1 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See "Liquidity and Capital Resources" for excess availability under the Company’s various credit borrowings.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $5.8 million, $3.6 million and $3.5 million in 2014, 2013 and 2012, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $4.5 million at December 31, 2014 for all environmental liabilities. Environmental matters are described in Item 1 - Business, Item 3 - Legal Proceedings and Note 19 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Legal Matters
Refer to Note 19 - Commitments and Contingencies for review of our litigation contingencies.
Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 - Summary of Significant Accounting Policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
Inventory Costing and Valuation
The Company values approximately 86% of the Company's inventory using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. To determine if a lower of cost or market adjustment is required the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, are considered in the obsolete and slow moving inventory analysis.
Pension Accounting
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for by book reserves and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension expense for 2014 was 4.85% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2014 that was used to determine benefit obligations was 4.02% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2014 was 4.27% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 3.02% as of December 31, 2014. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, and as a result, 2015 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 4.02% for U.S. plans and 3.02% for non-U.S. plans.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2014, pension expense for the Company’s defined benefit pension plans was $15.4 million. Based on a weighted-average expected rate of return on plan assets of 6.73%, a weighted-average discount rate of 4.41% and various other assumptions, the Company estimates its 2015 pension expense for its defined benefit pension plans will increase to approximately $17.8 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $3.1 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
The Company’s investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are described in further detail in Note 13 - Employee Benefit Plans.

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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2014, the Company had recorded a net deferred tax liability of $134.7 million ($24.0 million net current deferred tax asset less $158.7 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2014, the Company recorded a valuation allowance of $145.4 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
The Company continuously monitors the deferred tax position of all business units to determine whether a valuation allowance should be recorded. The Company is closely monitoring the deferred tax asset situation in New Zealand. The New Zealand business unit has been operating at marginal profitability in recent years due to depressed economic conditions and increased competition in the local market. After weighing all positive and negative evidence and factoring in prudent and feasible tax planning strategies, management has judged that it is more likely than not that a future tax benefit for the New Zealand business's $4.8 million of net deferred tax assets will be realized. Future deterioration in the New Zealand unit's profitability could result in the need to record a valuation allowance against its deferred tax assets in a subsequent period.
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
Long-Lived Assets, Goodwill and Impairment
The valuation and classification of long-lived assets and the assignment of useful depreciable and amortizable lives and salvage values involve significant judgments and the use of estimates. The testing of these long-lived assets for impairment also requires a significant amount of judgment and assumptions, particularly as it relates to identification of asset groups and the determination of fair market value. The Company periodically evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on historical operating results, forecasts, general and industry trends and anticipated cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events.
Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. In the year ended December 31, 2014, the Company recorded asset-related costs of $117.5 million related to the Company's July restructuring plan, recorded asset impairment charges of $13.1 million related to a Brazil rod mill plant and $29.3 million related to the Venezuela operations. See Note 3 - Restructuring and Review of Strategic Alternatives and Operational Structure and Note 7 - Property, Plant and Equipment for additional details.
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
2014 Goodwill and Indefinite-lived Intangible Impairment Testing
At October 31, 2013 and December 31, 2013, the estimated fair value of the goodwill at our PDIC reporting unit and the indefinite-lived intangible assets exceeded their corresponding carrying amount including recorded goodwill; however, in the first quarter of 2014 the following events changed which reduced the fair value of the PDIC reporting unit:

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
The Company performed the first step (“Step 1”) of the goodwill impairment assessment at March 28, 2014. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, the entities purchased in the October 31, 2007 PDIC acquisition, to its carrying amount, including goodwill of $154.5 million. Based on the results of the valuation, the carrying amount of the reporting unit exceeded the fair value. Based on the results of Step 1 of the impairment analysis and the preliminary results of Step 2, the Company believed that an impairment loss was probable and based on a preliminary estimate, after consultation with a third party valuation specialist, the Company recognized impairment charges equal to the total recorded PDIC goodwill of $82.9 million and $72.2 million in the Latin America and Africa/Asia Pacific operating segments, respectively. The impairment charge was recorded in the goodwill impairment charge caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Based on the decrease of our cash flow projections for the PDIC reporting unit, the Company also completed an impairment test for the trade name in the first quarter of 2014. The fair value of the trade name is based on the discounted cash flows the trade name can be expected to generate in the future. Based on the results of the valuation, the carrying amount of the trade name exceeded the fair value. The impairment valuation resulted in $69.1 million and $24.3 million of impairment charges in the first quarter related to the PDIC trade name in the Latin America and Africa/Asia Pacific operating segments. The impairment charge was recorded in the intangible asset impairment charges caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). In the second quarter of 2014 in connection with the completion of the above mentioned Step 2 analysis, the Company reassessed the remaining life of the PDIC trade name and concluded it was no longer indefinite. In the second quarter, the Company reclassified the PDIC trade name to a definite-lived asset with an estimated remaining life of 10 years based on increased political and economic instability in countries in which the trade name is utilized.

Intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.
Share-Based Compensation
There are certain employees with various forms of share-based payment awards for which the Company recognizes compensation costs for these awards based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes option pricing formula, which incorporates certain assumptions regarding the expected term of an award and expected stock price volatility. The Company will develop the expected term assumptions based on the vesting period and contractual term of an award, historical exercise and post-vesting cancellation experience, stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. The Company develops the expected volatility assumptions based on the monthly historical price data from the Company’s common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, the Company uses an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The Company develops the forfeiture assumption based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 15 - Share-Based Compensation.
Loss Contingencies
The Company determines whether to disclose and/or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. The Company's assessment is developed in consultation with its outside counsel and other advisers and is based on an analysis of possible outcomes. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. The Company believes that its assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, the Company's assessment may prove ultimately to be incorrect, which could materially impact the consolidated financial statements.
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
Interest Rate Risk
In 2013, the Company repaid the outstanding obligations of the Spanish Term Loans. During 2013, the Company utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. There are no derivatives that are designated as cash flow hedges at December 31, 2014.
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
The Company enters into commodity instruments to hedge the purchase of copper, aluminum as well as other raw materials in future periods. Principal transactions hedged during the year were firm sales and purchase commitments. There were no derivatives that were designated as cash flow hedges at December 31, 2014 and December 31, 2013. In the years ended December 31, 2013 and 2012, the Company accounted for these commodity instruments as cash flow or economic hedges. Changes in the fair value of derivatives that were designated as cash flow hedges were recorded in other comprehensive income and were reclassified to cost of sales when the effects of the items being hedged were realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
In addition, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2014 and 2013, the Company had $11.6 million and $10.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2014 and 2013, the Company had an unrealized loss of $0.4 million and an unrealized gain of $0.5 million, respectively, related to these transactions. The Company expects the unrealized gains and losses under these agreements to offset firm sales price commitments with customers.
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
There are no foreign currency exchange rate derivatives that are designated as cash flow hedges at December 31, 2014 and December 31, 2013. In the years ended December 31, 2013 and 2012, the Company accounted for these foreign currency exchange contracts as cash flow or economic hedges. Changes in the fair value of derivatives that were designated as cash flow hedges were recorded in other comprehensive income and were reclassified to the other income (expense) when the effects of the items being hedged were realized. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).

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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2014 and 2013, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation loss of $185.1 million and $67.1 million, respectively. A 10% increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $110 million in 2014. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks, particularly in the Company’s emerging or developing markets within its Latin America and Africa/Asia Pacific segments, which have historically been subject to considerable foreign currency exchange rate volatility, particularly in Venezuela. See the “Venezuelan Operations” discussion for further detail.
Fair Value of Designated Derivatives
There are no derivatives that are designated as cash flow hedges at December 31, 2014 and 2013. In 2013 and 2012, unrealized gains and losses on the designated cash flow hedge financial instruments identified above were recorded in other comprehensive income (loss) until the underlying transaction occurs and was recorded in the consolidated statement of operations at which point such amounts included in other comprehensive income (loss) were recognized in earnings. This recognition generally occurred over periods less than one year. During the years ended December 31, 2013 and 2012, a pre-tax loss of $2.0 million and a pre-tax loss of $4.4 million, respectively, were reclassified from accumulated other comprehensive income to the consolidated statement of operations.

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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures at a reasonable assurance level were effective as of December 31, 2014.

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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2014 using the framework established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 2, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information on the Company’s Executive Officers in Item 1 - Business – Executive Officers of the Registrant. Except as set forth in Item 1 - Business, the additional information required by this item, including information on the Directors of the Company, will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.
The Company has adopted a Code of Ethics and Business Conduct that applies to its directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. A Copy of the Code of Ethics and Business Conduct, is available on the Company’s website, www.generalcable.com, and may be found under the “Investor Information” section by clicking on “Corporate Governance”. This document is also available in print to any shareholders who request it. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the location specified above.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2014, and is incorporated herein by reference.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed, or furnished as applicable, as part of the 2014 Annual Report on Form 10-K:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2014, 2013 and 2012:

II. Valuation and Qualifying Accounts Page 128

All other schedules for which provisions are made in the applicable SEC regulation have been omitted as they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

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

General Cable Corporation

Signed:	March 2, 2015	By:	/s/ GREGORY B. KENNY
Gregory B. Kenny
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of General Cable Corporation and in the capacities and on the date indicated.

/s/ GREGORY B. KENNY	President, Chief Executive Officer and Director	March 2, 2015
Gregory B. Kenny	(Principal Executive Officer)

/s/ BRIAN J. ROBINSON	Executive Vice President and	March 2, 2015
Brian J. Robinson	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN E. WELSH, III *	Non-executive Chairman and Director	March 2, 2015
John E. Welsh, III

/s/ SALLIE B. BAILEY*	Director	March 2, 2015
Sallie B. Bailey

/s/ NED HALL *	Director	March 2, 2015
Ned Hall

/s/ GREGORY E. LAWTON *	Director	March 2, 2015
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT *	Director	March 2, 2015
Craig P. Omtvedt

/s/ PATRICK M. PREVOST *	Director	March 2, 2015
Patrick M. Prevost

* By /s/ EMERSON C. MOSER
Emerson C. Moser
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

10.6.1*,**	Amendment No. 1 to General Cable Corporation Executive Officer Severance Benefit Plan effective August 1, 2014.

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

10.23.4*
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

10.23.5†† †
Amendment No. 2 to Amended and Restated Credit Agreement, dated May 20, 2014 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.23.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2014).

10.23.6
Amendment No. 3 to Amended and Restated Credit Agreement, dated September 23, 2014 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.23.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2014).

10.23.7**
Amendment No. 4 to Amended and Restated Credit Agreement, dated October 28, 2014 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent.

10.24*
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

10.25.1*
Separation Agreement between Emmanuel Sabonnadiere and Grupo General Cable Sistemas S.L. and Silec Cable SAS dated May 8, 2014 (incorporated by reference to Exhibit 10.25.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2014).

10.25.2*
Consulting Agreement, dated May 8, 2014 to be effective August 1, 2014, between the Company and Emmanuel Sabonnadiere (incorporated by reference to Exhibit 10.25.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2014).

10.26*,**	General Cable Corporation 2014 Executive Officer Severance Benefit Plan effective August 1, 2014.
12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	List of Subsidiaries of General Cable.
23.1**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

**	Filed or furnished, as applicable, herewith.
(†)	Certain confidential portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on November 3, 2011.
(††)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on January 22, 2014.
(†††)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on August 1, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in total equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
March 2, 2015

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Net sales	$5,979.8	$6,421.2	$6,059.5
Cost of sales	5,586.6	5,717.5	5,434.6
Gross profit	393.2	703.7	624.9
Selling, general and administrative expenses	450.7	492.0	425.5
Goodwill impairment charge	155.1	—	—
Intangible asset impairment charges	98.8	—	—
Operating income (loss)	(311.4)	211.7	199.4
Other income (expense)	(212.9)	(66.7)	(2.9)
Interest income (expense):
Interest expense	(116.3)	(124.9)	(106.8)
Interest income	4.5	6.9	6.5
Loss on extinguishment of debt	—	—	(9.3)
	(111.8)	(118.0)	(109.6)
Income (loss) before income taxes	(636.1)	27.0	86.9
Income tax provision	(8.3)	(38.8)	(78.6)
Equity in net earnings of affiliated companies	1.4	1.7	1.7
Net income (loss) including noncontrolling interest	(643.0)	(10.1)	10.0
Less: preferred stock dividends	—	0.3	0.3
Less: net income (loss) attributable to noncontrolling interest	(15.4)	7.7	5.7
Net income (loss) attributable to Company common shareholders	$(627.6)	$(18.1)	$4.0
EPS
Earnings (loss) per common share-basic	$(12.86)	$(0.37)	$0.08
Weighted average common shares-basic	48.8	49.4	49.7
Earnings (loss) per common share-assuming dilution	$(12.86)	$(0.37)	$0.08
Weighted average common shares-assuming dilution	48.8	49.4	51.1
Comprehensive income (loss):
Net income (loss)	$(643.0)	$(10.1)	$10.0
Currency translation gain (loss)	(97.3)	(46.9)	9.9
Defined benefit plan adjustments, net of tax $14.6 million in 2014, $16.8 million in 2013 and $7.3 million in 2012	(25.7)	32.0	(21.3)
Change in fair value of derivatives, net of tax $0.2 million in 2013 and $3.0 million in 2012	—	0.3	6.0
Other, net of tax	(7.6)	—	—
Comprehensive income (loss), net of tax	$(773.6)	$(24.7)	$4.6
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	5.3	0.6	7.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(778.9)	$(25.3)	$(2.9)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

Assets	Dec 31, 2014	Dec 31, 2013
Current Assets:
Cash and cash equivalents	$205.8	$418.8
Receivables, net of allowances of $32.0 million in 2014 and $39.2 million in 2013	1,007.0	1,171.7
Inventories	1,018.8	1,239.6
Deferred income taxes	32.4	50.2
Prepaid expenses and other	106.4	126.2
Assets held for sale	25.7	—
Total current assets	2,396.1	3,006.5
Property, plant and equipment, net	758.4	1,092.0
Deferred income taxes	24.8	15.8
Goodwill	26.1	184.6
Intangible assets, net	65.1	182.9
Unconsolidated affiliated companies	17.5	19.0
Other non-current assets	78.7	78.1
Total assets	$3,366.7	$4,578.9
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$672.1	$870.6
Accrued liabilities	407.2	434.9
Current portion of long-term debt	403.5	250.3
Total current liabilities	1,482.8	1,555.8
Long-term debt	933.9	1,136.6
Deferred income taxes	183.0	233.8
Other liabilities	240.0	255.9
Total liabilities	2,839.7	3,182.1
Commitments and Contingencies (See Note 19)
Redeemable noncontrolling interest	13.8	17.0
Total Equity:
Common stock, $0.01 par value, issued and outstanding shares:
2014 — 48,683,493 (net of 10,126,473 treasury shares) 2013 — 49,598,653 (net of 9,211,857 treasury shares)	0.6	0.6
Additional paid-in capital	714.8	699.6
Treasury stock	(184.3)	(155.3)
Retained earnings	184.4	847.4
Accumulated other comprehensive income (loss)	(263.4)	(112.1)
Total Company shareholders’ equity	452.1	1,280.2
Noncontrolling interest	61.1	99.6
Total equity	513.2	1,379.8
Total liabilities, redeemable noncontrolling interest and equity	$3,366.7	$4,578.9
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in millions)

	Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$(643.0)	$(10.1)	$10.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125.4	132.6	115.2
Amortization on restricted stock awards	1.0	0.9	2.2
Foreign currency exchange (gain) loss	202.5	56.0	5.8
Inventory impairment charge	9.5	—	9.3
Goodwill impairment charge	155.1	—	—
Intangible asset impairment charges	98.8	—	—
Non-cash asset impairment charges	158.3	14.0	—
Convertible debt instruments noncash interest charges	1.7	21.9	22.1
Deferred income taxes	(14.4)	(1.4)	10.6
Excess tax (benefits) deficiencies from stock-based compensation	—	—	0.6
(Gain) loss on disposal of a subsidiary	(17.6)	—	—
(Gain) loss on disposal of property	0.5	3.9	2.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(0.4)	(29.3)	35.1
(Increase) decrease in inventories	110.8	14.4	105.9
(Increase) decrease in other assets	24.5	(8.9)	(31.9)
Increase (decrease) in accounts payable, accrued and other liabilities	(79.5)	(155.8)	(14.4)
Net cash flows of operating activities	133.2	38.2	272.6
Cash flows of investing activities:
Capital expenditures	(89.6)	(89.1)	(108.6)
Proceeds from properties sold	21.4	0.4	4.5
Disposal of a subsidiary, net of cash disposed of	52.4	—	—
Acquisitions, net of cash acquired	—	(6.9)	(286.5)
Other	(0.2)	1.0	0.3
Net cash flows of investing activities	(16.0)	(94.6)	(390.3)
Cash flows of financing activities:
Dividends paid to shareholders	(35.4)	(27.0)	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	—	—	(0.6)
Proceeds from other debt	2,689.9	1,645.3	1,473.6
Repayments of other debt	(2,740.3)	(1,357.6)	(1,560.8)
Issuance of long term debt	—	—	600.0
Settlement of long term debt including fees and expenses	—	(355.0)	(217.7)
Purchase of noncontrolling interest	(0.7)	(4.0)	—
Dividends paid to noncontrolling interest	(6.2)	(5.3)	(3.5)
Repurchase of common shares	(30.7)	(19.5)	(1.2)
Proceeds from exercise of stock options	0.3	0.7	0.1
Net cash flows of financing activities	(123.1)	(122.4)	289.6
Effect of exchange rate changes on cash and cash equivalents	(205.8)	(24.7)	16.3
Cash held for sale	(1.3)	—	—
Increase (decrease) in cash and cash equivalents	(213.0)	(203.5)	188.2
Cash and cash equivalents — beginning of year	418.8	622.3	434.1
Cash and cash equivalents — end of year	$205.8	$418.8	$622.3
Supplemental Information
Cash paid during the year for:
Income tax payments	$22.5	$33.5	$38.8
Interest paid	$111.0	$93.6	$64.5
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$20.5	$23.3	$27.4
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity (dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Balance, December 31, 2011	$1,437.9	76	$3.8	49,698	$0.6	$666.7	$(136.5)	$888.2	$(97.4)	$1,325.4	$112.5
Comprehensive income (loss)	4.6							4.3	(7.2)	(2.9)	7.5
Preferred stock dividend	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	10.0					10.0				10.0
Exercise of stock options	0.1			14	—	0.1				0.1
Treasury shares related to nonvested stock vesting	(0.8)			(25)			(0.8)			(0.8)
Amortization of nonvested shares	2.3					2.3				2.3
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)					(0.6)				(0.6)
Dividends paid to noncontrolling interest	(3.5)										(3.5)
Repurchase of common shares	(1.2)			(50)			(1.2)			(1.2)
Other	(0.3)			56	—	(1.8)	1.5			(0.3)	—
Balance, December 31, 2012	$1,448.2	76	$3.8	49,693	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$1,331.7	$116.5
Comprehensive income (loss)	(24.7)							(17.8)	(7.5)	(25.3)	0.6
Common stock dividends paid ($0.54 per share)	(26.7)							(26.7)		(26.7)
Preferred stock dividends paid	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	12.0					12.0				12.0
Exercise of stock options	0.6			51		(0.1)	0.7			0.6
Treasury shares related to nonvested stock vesting	(1.0)			(32)			(1.0)			(1.0)
Amortization of nonvested shares	1.0					1.0				1.0
Excess tax benefits (deficiencies) from stock-based compensation	(0.7)					(0.7)				(0.7)
Purchase of noncontrolling interest	(4.0)					8.2				8.2	(12.2)
Dividends paid to noncontrolling interest	(5.3)									—	(5.3)
Repurchase of shares	(19.5)			(597)			(19.5)			(19.5)
Conversion of Preferred Stock	—	(76)	$(3.8)	384		3.8				—
Other	0.2			99		(1.3)	1.5			0.2
Balance, December 31, 2013	$1,379.8	—	$—	49,598	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$1,280.2	$99.6
Comprehensive income (loss)	(773.6)							(627.6)	(151.3)	(778.9)	5.3
Common stock dividend ($0.72 per share)	(35.4)							(35.4)		(35.4)
Sale of Philippines	(31.5)									—	(31.5)
Stock option and RSU expense	14.5					14.5				14.5
Exercise of stock options	0.3			20		(0.1)	0.4			0.3
Treasury shares related to nonvested stock vesting	(1.8)			(63)			(1.8)			(1.8)
Amortization of nonvested shares	0.2					0.2				0.2
Excess tax benefits (deficiencies) from stock-based compensation	(0.5)					(0.5)				(0.5)
Purchase of noncontrolling interest	(0.7)					(1.9)				(1.9)	1.2
Dividends paid to noncontrolling interest	(6.2)									—	(6.2)
Repurchase of shares	(30.7)			(1,000)			(30.7)			(30.7)
Other	(1.2)			128		3.0	3.1			6.1	(7.3)
Balance, December 31, 2014	$513.2	—	$—	48,683	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$452.1	$61.1
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation (the Company) is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. In 2014, the Company reorganized its reportable segments as a result of a change to what the chief operating decision maker uses to measure profitability and allocate resources. Accordingly, the Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Additional financial information regarding the segments appears in Note 18 - Segment Information. As of December 31, 2014, General Cable operated 48 manufacturing facilities in 22 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of wholly-owned subsidiaries and majority-owned controlled subsidiaries. The Company records its investment in each unconsolidated affiliated Company (generally 20-50 percent ownership in which it has the ability to exercise significant influence) at its respective equity in net assets. Other investments (less than 20 percent ownership) are recorded at cost. All intercompany transactions and balances among the consolidated companies have been eliminated.
Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for accounts receivable and deferred income taxes; legal, compliance, environmental and asbestos liabilities; uncertain tax positions; inventory costing and valuation, assets and obligations related to pension and other postretirement benefits; business combination accounting and related purchase accounting valuations; long-lived assets, goodwill and intangible valuations; financial instruments; self-insured workers’ compensation and health insurance reserves; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
Historically, the Company has not experienced material changes in estimates as it relates to the revenue recognized under the percentage of completion method. However, in the fourth quarter of 2012 changes in estimates across all submarine turnkey projects in the Europe segment resulted in a reduction to gross profit of $27.5 million, with $20.8 million of the reduction associated with one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility. Equipment failure at the German facility resulted in costs, for this particular project, related to cable damage, equipment repairs and ship rental of $13.3 million. Due to these failures the Company decided to use the zero-profit method of accounting for this project which resulted in a reduction of margin by an additional $7.5 million. In 2014, the Company completed a number of critical project milestones related to this project and resolved certain claims with the customer, as a result the Company determined to no longer use the zero-profit method. Based on this change in estimate and the resolution of certain claims, the Company's gross profit increased $18.3 million in the year ended December 31, 2014. There was no material impact to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2013.
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
Stock-Based Compensation
The Company has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The appropriate fair value model is used for valuing share-based payments and in determining the amortization method for the compensation cost for new awards, and to awards modified, repurchased or canceled after January 1, 2006. Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Notes 14 and 15.
Earnings Per Share
Earnings or loss per common share-basic is determined by dividing net income applicable to common shareholders by the weighted average number of common shares-basic outstanding. Earnings per common share-assuming dilution is computed based on the weighted average number of common shares-assuming dilution outstanding which gives effect (when dilutive) to stock options, other stock-based awards, the assumed conversion of the Subordinated Convertible Notes, if applicable, and other potentially dilutive securities. Refer to discussion in Note 17 - Earnings Per Common Share.
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
Inventories
Approximately 86% of the Company's inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. During 2014, the Venezuelan entity recorded $9.5 million of lower of cost or market charges that were recognized. All inventories are stated at the lower of cost or market value.
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
The Company evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. In the year ended December 31, 2014, the Company recorded asset-related costs of $117.5 million related to the Company's July restructuring plan, recorded asset impairment charges of $13.1 million related to a Brazil rod mill plant and $29.3 million related to the Venezuela operations. See Note 3 - Restructuring and Review of Strategic Alternatives and Operational Structure and Note 7 - Property, Plant and Equipment for additional details.
The Company evaluates long-lived assets to be sold or abandoned to determine if the long-lived assets shall be classified as held for sale. In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific. The Company reviewed each disposal group in the Company's Africa/Asia Pacific reportable segment to determine if the assets should be considered held for sale. In the fourth quarter of 2014, the Company committed to sell Dominion Wire & Cables Ltd, the Company's Fiji operations ("Fiji"), with assets of $12.6 million and liabilities of $1.2 million. At December 31, 2014, the Company classified Fiji's assets and liabilities as held for sale based on the criteria set forth in ASC 360. The assets held for sale were included in the Company's Assets held for sale caption and the liabilities held for sale were included in the Accrued liabilities caption of the Company's Consolidated Balance Sheet, respectively, at December 31, 2014. At December 31, 2014, the Company determined that the remaining disposals groups within the Africa/Asia Pacific segment did not meet the held for sale criteria set forth in ASC 360 primarily driven by management’s belief that the probability of a sale within one year is uncertain.
In addition, as of December 31, 2014, the Company had $13.1 million of property, plant and equipment within the Company's Assets held for sale caption of the Company's Consolidated Balance Sheet recorded as assets held for sale related to property, plant and equipment held for sale due to the July restructuring program. Assets held for sale are measured at the lower of its carrying amount or fair value less cost to sell and depreciation has ceased.
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
In the year ended December 31, 2014, the Company recognized impairment charges equal to the total recorded PDIC reporting unit goodwill of $155.1 million and the Company recognized $93.4 million of impairment charges related to the PDIC trade name. Our annual impairment test for both remaining goodwill and indefinite lived intangibles assets after the 2014 impairment charges indicated there was no impairment. However, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the long term growth rate could result in significantly different estimates of fair value; therefore, such changes could materially affect the financial statements in any given year.
Intangible assets that are not deemed to have an indefinite life, principally customer relationships and tradenames, are amortized over their useful lives based on the expected economic benefit consistent with the historical customer attrition rates.
Severance Expenses
In 2014, the Company announced restructuring plans. As a result, the Company has incurred restructuring costs which include employee separation costs. The charges relate to involuntary separations and the amounts are based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations or as charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits. The charges are recognized when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. Management estimates must be applied to determine when it is appropriate to record restructuring accruals as well as assumptions in calculating the restructuring accruals as employees could choose to voluntarily leave the Company, forfeiting termination benefits. To the extent these assumptions and estimates change, there could be future subsequent adjustments to the accrual balance.

Long-Term Debt
In accordance with ASC 470 - Debt, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Subordinated Convertible Notes. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the convertible option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. In accordance with ASC 470 - Debt, the Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.
Derivative Financial Instruments
It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. At December 31, 2014, there were no derivatives that were designated as cash flow hedges.
Forward Pricing Agreements for Purchases of Copper and Aluminum
In the normal course of business, the Company enters into forward pricing agreements for purchases of copper and aluminum to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. The Company expects to recover the cost of copper and aluminum under these agreements as a result of firm sales price commitments with customers. Refer to Note 11 - Financial Instruments.
Fair Value of Financial Instruments
The Company carries derivative assets, derivative liabilities and marketable equity securities held in a rabbi trust as part of the Company’s deferred compensation plan at fair value. The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement.
Pension Plans
The Company provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees. Pension obligations for the non-qualified unfunded defined benefit pension plans are recognized in the Consolidated Balance Sheet and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Loss Contingencies
The Company determines whether to disclose and/or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. The Company's assessment is developed in consultation with its outside counsel and other advisers and is based on an analysis of possible outcomes. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. The Company believes that its assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, the Company's assessment may prove ultimately to be incorrect, which could materially impact the consolidated financial statements.

Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims in 2014 and 2013. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (refer to Note 19 - Commitments and Contingencies for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exceptions in European, Mediterranean and Asian markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 360 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2014, 2013 and 2012 was $9.9 million, $9.4 million and $21.9 million, respectively.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2014, the Company’s largest supplier of copper rod accounted for approximately 70% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 50% of its North American aluminum purchases. The Company’s non-North America operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased or internally produce copper and aluminum rod for production needs.
Venezuela has foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollar and transfer funds out of Venezuela. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company’s ability to repatriate cash. Approximately 15% and 46% of the consolidated cash balance as of December 31, 2014 and December 31, 2013, respectively, was held in Venezuela. The operating cash flows attributable to Venezuela was $26.2 million and $97.4 million for the years ended December 31, 2014 and 2013, respectively, as compared to the Company's operating cash flows of $133.2 million and $38.2 million for the years ended December 31, 2014 and 2013, respectively.
At December 31, 2014, $44.3 million of requests of U.S. dollars to settle U.S. dollar denominated intercompany payables remained pending over 180 days, which we expect will be settled at the SICAD 2 rate. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.
In addition, in the fourth quarter of 2014, the Venezuelan government's default risk increased substantially as external finances continued to deteriorate due to the strong decrease in oil prices. Based on the increased default risk, the Company recognized a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2014, the Company had recorded a net deferred tax liability of $134.7 million ($24.0 million net current deferred tax asset less $158.7 million net long term deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2014, the Company recorded a valuation allowance of $145.4 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line item in the Consolidated Balance Sheets.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $157.2 million, $163.5 million and $150.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $14.2 million, $13.3 million and $10.7 million in 2014, 2013 and 2012, respectively.
New Accounting Pronouncements
During the year ended December 31, 2014, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the consolidated financial statements. The following accounting pronouncements were adopted and became effective with respect to the Company in 2014 or will become effective with respect to the Company:
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The Company elected to early adopt the guidance and implemented ASU 2014-08 for the year ended December 31, 2014. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. There were no disposals of components of the Company that were reported as discontinued operations in the year ended December 31, 2014. The Company will continually evaluate the status of discontinued operations each quarter to ensure compliance with ASU 2014-08 requirements.
In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific. The Company assessed the discontinued operations financial reporting treatment for those businesses which were announced for divestiture. Management believes the planned actions may meet the requirements of a strategic shift; however, all of the conditions do not meet the requirements to be considered held for sale at December 31, 2014. This is primarily driven by management's belief that the probability of the sale within one year is uncertain. In addition, there is uncertainty regarding the ultimate outcome for each entity which could include possible abandonment. Therefore, when considered as a group of components, the discontinued operations criteria is not met under ASU 2014-08.
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

3.    Restructuring and Review of Strategic Alternatives and Operational Structure
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

The Company expects to incur approximately $190 million in before-tax restructuring charges. The expected costs are $13 million in the North America segment, $126 million in the Europe segment, $33 million in the Latin America segment and $18 million in the Africa/Asia Pacific segment. As of December 31, 2014 and for the year ended December 31, 2014, aggregate and total costs incurred were $166.3 million. As of December 31, 2014 and for the year ended December 31, 2014, aggregate and total costs incurred were $6.8 million in the North America segment, $115.6 million in the Europe segment, $28.7 million in the Latin America segment and $15.2 million in the Africa/Asia Pacific segment, respectively. For the year ended December 31, 2014, approximately $151.7 million of these charges were recorded in the Cost of sales caption and $14.6 million were recorded in SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. Restructuring costs incurred consist primarily of employee separation costs and asset-related costs to exit or realign facilities. The Company is also incurring other costs as outlined below. Changes in the restructuring reserve and activity for the year ended December 31, 2014 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$50.0	$120.0	$20.0	$190.0
Balance, December 31, 2013	$—	$—	$—	$—
Net provisions	38.7	117.5	10.1	166.3
Net benefits charged against the assets	—	(117.5)	(8.4)	(125.9)
Payments	(4.3)	—	(0.7)	(5.0)
Foreign currency translation	(2.0)	—	—	(2.0)
Balance, December 31, 2014	$32.4	$—	$1.0	$33.4
Remaining expected restructuring charges	$11.3	$2.5	$9.9	$23.7
Employee Separation Costs
The Company recorded employee separation costs of $38.7 million in the year ended December 31, 2014. The employee separation charges were $2.2 million in North America, $33.4 million in Europe, $2.7 million in Latin America, and $0.4 million in Africa/Asia Pacific for the year ended December 31, 2014.
Employee separation costs include severance, retention bonuses and pension costs. As of December 31, 2014, employee separation costs included severance charges for approximately 980 employees; approximately 770 of these employees were classified as manufacturing employees and approximately 210 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations and the amounts are based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations or as charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.
Asset-Related Costs
The Company recorded asset-related restructuring costs of $117.5 million in the year ended December 31, 2014. The long-lived asset impairment charges were $3.2 million in North America, $80.1 million in Europe, $20.9 million in Latin America and $13.3 million in Africa/Asia Pacific for the year ended December 31, 2014.
Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets as the global restructuring program is executed.
To determine the fair value, a current appraisal of each impaired asset groups' machinery and equipment and real property, as applicable, was performed utilizing standard valuation approaches, which incorporate Level 3 inputs. The Company assesses impairment at the asset group level which represents the lowest level for which identifiable cash flows can be determined independent of other groups of assets and liabilities. The asset groups at the Company are primarily each manufacturing unit, unless the cash flows of the manufacturing unit are not independent due to shared production, distribution and sale of the finished product. The Company considered the expected net cash flows to be generated by the use of each asset group, as well as the expected cash proceeds from the disposition of the assets, if any, to determine fair value. The impairment charges were recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The Company notes the plan to abandon a long-lived asset before the end of its previously estimated useful life is a change in accounting estimate per ASC 250 - Accounting Changes and Error Corrections. The annual depreciation impact from the asset write-downs and changes in estimated useful lives is immaterial.
Other Costs
The Company recorded other restructuring-type charges of $10.1 million for the year ended December 31, 2014. The other restructuring-type charges were $1.4 million in North America, $2.1 million in Europe, $5.1 million in Latin America and $1.5 million Africa/Asia Pacific in the year ended December 31, 2014.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.
February 2014 restructuring program
In February 2014, as part of the Company's productivity and asset optimization plans, the Company announced the permanent closure of two manufacturing facilities in the electric utility business in North America. The Company expected to incur $10.0 million to $12.0 million, half of which was expected to be non-cash, in pre-tax costs in 2014 related to the closure of these two manufacturing facilities. For the year ended December 31, 2014, the Company incurred charges of $10.1 million related to these closures and other cost reductions. The total employee separation costs were $4.2 million, asset-related costs were $1.6 million and other costs were $4.3 million for the year ended December 31, 2014. The accrual balances related to these activities are immaterial at December 31, 2014.
October 2014 review of strategic alternatives and operational structure

The Company’s Board conducted a review of the Company’s strategic alternatives and operational structure and as a result, on October 23, 2014, the Company's Board took action to authorize a plan to exit all of the Company's operations in Asia Pacific and Africa in order to simplify the Company's geographic portfolio and reduce operational complexity. The October divestiture plan is focused on the sale and closure of the Company's non-core assets. As part of this plan the Company completed the sale of its interest in PDP and PDEP. See Note 4 - Acquisitions and Divestitures for further detail.

The Company expects to incur approximately $14 million in pre-tax charges all within the North America segment. Charges incurred for the year ended December 31, 2014 were immaterial. Costs incurred consist primarily of legal and transaction fees for the dispositions.
4. Acquisitions and Divestitures
Acquisitions
There were no acquisitions made in the years ended December 31, 2014 or 2013. The following acquisitions were made in the year ended December 31, 2012:
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
Productora de Cables Procables S.A.S. (“Procables”)
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables. The existing shareholders immediately prior to the subscription (the “Sellers” or “Minority Shareholders”) maintained control of the remaining 40% of the shares. The Company contributed $27.4 million to Procables in exchange for its 60% ownership interest. Procables used $24.0 million of the proceeds from the subscription to reduce its then existing debt of $48.1 million. The Company and the Minority Shareholders also agreed to certain put and call options with regard to the remaining 40% interest in Procables retained by the Minority Shareholders. For a 36-month period commencing on the fifth anniversary of the closing date, the Minority Shareholders may exercise a put option to sell their entire 40% interest in Procables to the Company. The Company shall be irrevocably obligated to purchase the shares (the "Put Option"). In addition, the Company has a call option (the "Call Option") to purchase the Minority Shareholders’ 40% interest in Procables, during the 36-month period commencing on the expiration of the Put Option period. The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness, as defined in the agreement, of the Company for the most recent audited fiscal year (“EBITDA average”). The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires classification of the Minority Shareholder's interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.” Refer to Note 16 - Redeemable Noncontrolling Interest for details of the put and call option. The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A.
Procables employs over 500 employees, through its two manufacturing facilities in Bogota and Barranquilla, Colombia, and offers a broad range of wire and cable products, including low and medium voltage power cables, building wire, industrial, communications, and bare aluminum conductors as well as operating copper and aluminum rod mills. The acquisition of Procables was completed to enhance the Company's presence in the Andean Region, create synergies, increase production capacity and complement the Company's existing investments in Latin America.
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
The primary factor which contributed to an acquisition price in excess of the fair value of net assets acquired and the establishment of goodwill was the strategy to enhance the Company's presence in this strategically important market in the Andean Region further solidifying the Company's geographic coverage throughout the Americas. The resulting goodwill is not amortizable for tax purposes.
Prestolite Wire, LLC ("Prestolite")
On November 2, 2012, the Company acquired Prestolite for $59.5 million. The operations include two manufacturing locations in Paragould, Arkansas and Nogales, Mexico. The Company expensed $0.6 million in fees and expenses related to the acquisition, reported within SG&A.
Through its manufacturing facilities in the United States and Mexico, the business offers a broad range of wire and cable and wire harness products serving predominately transportation OEMs, tier 1 wire harness manufacturers and distribution customers. Prestolite employs over 700 employees.

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
The following table presents selected financial information, in millions, except per share data, from the actual condensed consolidated results of operations for the Company for the year ended December 31, 2012, including the operations of the aforementioned acquisitions and presents selected financial information from unaudited pro forma condensed consolidated results of operations for the Company for the year ended December 31, 2012 as though the acquisitions had been completed as of the beginning of that period. This pro forma information is intended to provide information regarding how the Company might have looked if the acquisition had occurred as of January 1, 2011. The pro forma adjustments represent management's best estimates based on information available at the time the pro forma information was prepared and may differ from the adjustments that may actually have been required. Accordingly, the pro forma financial information should not be relied upon as being indicative of the historical results that would have been realized had the acquisition occurred as of the dates indicated or that may be achieved in the future.

	2012	2012
	(as reported)	(unaudited pro forma)
Net sales	$6,059.5	$6,804.3
Net income (loss) attributable to Company common shareholders	$4.0	$22.7
Earnings (loss) per common share - assuming dilution	$0.08	$0.44
The unaudited pro forma results are based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and are not necessarily indicative of either future results of operations or results that might have been achieved had the acquisitions been completed on January 1, 2011. The unaudited pro forma financial information does not reflect any (i) integration costs that may be incurred as a result of the acquisition; (ii) synergies, operating efficiencies and costs savings that may result from the acquisition; or (iii) changes in commodities prices subsequent to the dates of such unaudited pro forma financial information. In addition, the unaudited pro forma financial information does not include any transition costs, restructuring costs or recognition of compensation expenses or other one-time charges that may be incurred in connection with integrating the operations of the Company and the acquired companies.
The Company also completed an acquisition in Brazil in 2012. The results of operations of the acquired business have been included in the Consolidated Financial Statements since the date of acquisition, and have been determined to be immaterial for disclosure purposes. There were no material acquisitions in the years ended December 31, 2014 and December 31, 2013.
Divestitures

The following disposition was made in the year ended December 31, 2014:
The Company’s Board conducted a review of the Company’s strategic alternatives and operational structure and as a result, on October 23, 2014, the Company's Board took action to authorize a plan to exit all of the Company's operations in Asia Pacific and Africa. On December 22, 2014, the Company completed the sale of its interest in PDP and PDEP for cash consideration of $67.1 million. The Company sold its 60% interest to its joint venture partner, Anscor. The pre-tax gain on the sale from the disposition of PDP and PDEP; recognized in the year ended December 31, 2014 was $17.6 million and is included in the SG&A caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The after-tax gain on the sale from the disposition of PDP and PDEP; recognized in the year ended December 31, 2014 was $9.6 million. The sale of PDP and PDEP does not represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results.
The results of PDP and PDEP are reported in the Africa/Asia Pacific segment for the years ended December 31, 2014, 2013 and 2012. The pre-tax profit of PDP and PDEP for the years ended December 31, 2014, 2013 and 2012 was $10.4 million, $13.6 million and $12.1 million, respectively. The pre-tax profit attributable to the Company for the years ended December 31, 2014, 2013 and 2012 was $6.2 million, $8.2 million and $7.3 million.
The sale of its interest in PDP and PDEP does not represent a strategic shift. The sale of PDP is considered a disposal of an individually significant component of an entity in the year ended December 31, 2014.
There were no divestitures in the years ended December 31, 2013 and December 31, 2012.
5. Other Income (Expense)
Other income and expense primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2014, 2013 and 2012, the Company recorded a $212.9 million loss, $66.7 million loss and a $2.9 million loss, respectively.
For 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the 6.30 BsF per U.S. dollar rate to the SICAD 1 rate, $90.2 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the SICAD 1 rate to the SICAD 2 rate, $30.3 million of foreign currency transaction losses, and losses of $4.0 million on derivative instruments which were not designated as cash flow hedges.
For 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $3.9 million of foreign currency transaction losses which includes $17.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013, and losses of $21.9 million on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.
For 2012, other expense was primarily attributable to the $4.5 million of foreign currency transaction losses and gains of $1.6 million on derivative instruments which were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.

Refer to Note 22 - Venezuelan Operations for more information related to developments regarding the Company's Venezuelan operations.

6. Inventories
During 2014, the Venezuelan subsidiary recorded $9.5 million of lower of cost or market charges that were recognized within the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). These charges are due to translation of local sales at higher foreign currency exchange rates that are subject to sales price caps under the new price controls law while the Company's cost for the copper component of its inventory is based on copper purchases at rates lower than the rates used to translate the financial results at the Company's Venezuela subsidiary. Therefore, management reduced Venezuela's inventory value to expected sales price (market value), which was lower than the recorded cost basis. Refer to Note 22 - Venezuelan Operations for the recent developments at the Venezuelan subsidiary.
As of December 31, 2014, all inventories are stated at the lower of cost or market value.

(in millions)	Dec 31, 2014	Dec 31, 2013
Raw materials	$237.1	$319.1
Work in process	166.5	190.1
Finished goods	615.2	730.4
Total	$1,018.8	$1,239.6
At December 31, 2014 and 2013, the Company had approximately $26.4 million and $32.5 million, respectively of consignment inventory at locations not operated by the Company with approximately 83% and 87%, respectively, of the consignment inventory located throughout the United States and Canada.
7. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2014	Dec 31, 2013
Land	$73.9	$120.8
Buildings and leasehold improvements	270.3	372.6
Machinery, equipment and office furnishings	905.1	1,290.6
Construction in progress	36.6	46.3
Total — gross book value	1,285.9	1,830.3
Less accumulated depreciation	(527.5)	(738.3)
Total — net book value	$758.4	$1,092.0
Depreciation expense totaled $110.1 million, $118.6 million and $102.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
2014 Venezuela Asset Impairment

Effective December 31, 2014, the Company expects that the majority of its Venezuelan subsidiary’s net monetary assets will be remeasured at the SICAD 2 rate since that is the rate the Company believes will be applicable for future dividend remittances. Due to the changes in the rate used to remeasure the financial statements of the Venezuelan subsidiary, the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels. This change is considered a significant adverse change for the Venezuela asset group. This change caused the Company to perform an asset impairment analysis of its Venezuelan business in accordance with ASC 360 “Property, Plant and Equipment”.

The Company developed its internal forward business plans and 2015 outlook to determine the undiscounted expected future cash flows derived from the Venezuela long-lived assets. Based on the internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. To determine the fair value, a current appraisal of the Venezuela machinery and equipment and real property assets was performed utilizing standard valuation approaches, which incorporate Level 3 inputs.  Based on the results of the analysis, the Company recorded an impairment charge of $29.3 million in the fourth quarter of 2014.  The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Venezuela results are reported within the Latin America reporting segment.

2014 Brazil Rod Mill Asset Impairment
The Brazil rod mill results are reported within the Latin America reportable segment. In the second half of 2014, the Company announced its intent to shut down the Brazil rod mill due to changes in the supply market. The change in the supply market was deemed a significant adverse change in the manner in which the Brazil rod mill will operate resulting in a change in the defined asset group. The asset group was deemed impaired as it no longer provides future benefits to the Company. To determine the fair value, the Company considered the expected net cash flows to be generated by the assets through the closure date, as well as the expected cash proceeds from the disposition of the assets utilizing standard valuation approaches, which incorporate Level 3 inputs. Based on the results of the analysis, the Company recorded an impairment charge of $13.1 million in the year ended December 31, 2014.  The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
2013 Mexico Asset Impairment
In the second half of 2013, the Company’s executive management decided to no longer import building wire product into the United States manufactured in its Mexico unit ("Mexico"). This change was considered significant to the Mexican operation due to the associated revenue, profit and the influence on the overall results in Mexico from this United States business. This change coupled with pricing pressures in the Mexico market and a history of losses caused the Company to perform an asset impairment analysis of its Mexican business in accordance with ASC 360 “Property, Plant and Equipment”.

The Mexico results are reported within the Latin America reporting segment. The Mexico operations and assets include machinery and equipment which manufactures power cables, building wire and telephone cables. These three product lines have a significant amount of shared costs including advertising, sales force, data processing, accounting, and general management. The Company manages its business at a total Mexico level and has similar distribution methods. Therefore, based on the reporting structure, the lowest level of which identifiable cash flows that can be determined is the Mexico unit.

The Company developed its internal forward business plans and 2014 outlook under the guidance of new local and regional leadership to determine the undiscounted expected future cash flows derived from the Mexican long-lived assets. Based on the internal projections developed by executive management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. To determine the fair value, a current appraisal of the Mexico machinery and equipment and real property assets was performed utilizing standard valuation approaches, which incorporate Level 3 inputs.  Based on the results of the analysis, the Company recorded an impairment charge of $14.0 million in the third quarter of 2013.  The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).

8. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill				Indefinite-lived assets — Trade names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Latin America	Africa/Asia Pacific	Total
Balance, December 31, 2012	$13.6	$91.0	$83.0	$187.6	$2.4	$0.5	$93.6	$39.3	$135.8
Currency translation and other adjustments	4.0	(2.7)	(4.3)	(3.0)	—	—	(3.5)	(1.5)	(5.0)
Balance, December 31, 2013	$17.6	$88.3	$78.7	$184.6	$2.4	$0.5	$90.1	$37.8	$130.8
Currency translation and other adjustments (1)	(0.6)	(2.7)	(0.7)	(4.0)	—	(0.1)	(21.2)	(13.6)	(34.9)
Goodwill and indefinite-lived asset impairment (2)	—	(82.6)	(71.9)	(154.5)	(2.1)	—	(68.9)	(24.2)	(95.2)
Balance, December 31, 2014	$17.0	$3.0	$6.1	$26.1	$0.3	$0.4	$—	$—	$0.7
(1) $19.4 million and $12.8 million of the currency translation and other adjustment related to the reclassification of the PDIC trade name to a definite-lived asset with an estimated remaining life of 10 years in the Latin America and Africa/Asia Pacific segments, respectively,
(2) The difference in the goodwill and indefinite-lived asset impairment in the above table and the amounts reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) is due to the difference in the average foreign currency exchange rates for the three months ended March 28, 2014 as compared to the spot rates at March 28, 2014 at the various entities within the reporting unit.
At December 31, 2014, the total accumulated goodwill impairment charge was $82.6 million prior to foreign currency translation adjustments, within the Latin America segment and $71.9 million prior to foreign currency translation adjustments, within the Africa / Asia Pacific segment. At December 31, 2014, the total accumulated indefinite-lived asset trade name impairment loss was $2.1 million, prior to foreign currency translation adjustments, within the North America segment, $68.9 million, prior to foreign currency translation adjustments, within the Latin America segment and $24.2 million, prior to foreign currency translation adjustments, within the Africa / Asia Pacific segment.
The amounts of other intangible assets were as follows (in millions):

	Dec 31, 2014	Dec 31, 2013
Amortized intangible assets:
Amortized intangible assets	$168.4	$139.5
Accumulated amortization	(99.8)	(85.8)
Foreign currency translation adjustment	(4.2)	(1.6)
Total Amortized intangible assets	$64.4	$52.1
Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2014 and 2013. Amortized intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets in 2014, 2013 and 2012 was $14.0 million, $12.5 million, and $11.5 million, respectively. The estimated amortization expense for the next five years is in millions of dollars: 2015 — $13.5 million, 2016 — $12.7 million, 2017 — $10.2 million, 2018 — $6.3 million, and 2019 — $5.9 million and $15.8 million thereafter.
2014 Goodwill and Indefinite-lived Intangible Impairment Testing
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company completes its annual impairment test during the fourth quarter of each year. In addition, the Company evaluates the carrying amount between such annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization. At December 31, 2013, the estimated fair value of the goodwill at our PDIC reporting unit and the indefinite-lived intangible assets exceeded their corresponding carrying amount including recorded goodwill; however, in the first quarter of 2014, the following events changed which reduced the fair value of the PDIC reporting unit:

•
Except certain cost of sales related to copper inventory, all of the BsF denominated revenues and expenses for future periods reflected remeasurement using the SICAD 1 rate versus the prior official rate of 6.30 BsF per U.S. dollar. Due to the changes in the currency exchange system and the rate used to remeasure the financial statements of the Venezuelan subsidiary, the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels. Refer to Note 22 - Venezuelan Operations for additional information.

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
The Company performed the first step (“Step 1”) of the goodwill impairment assessment at March 28, 2014. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, to its carrying amount, including goodwill of $154.5 million. Based on the results of the valuation, the carrying amount of the reporting unit exceeded the fair value. Based on the results of Step 1 of the impairment analysis and the preliminary results of Step 2, the Company believed that an impairment loss was probable and based on a preliminary estimate, after consultation with a third party valuation specialist, the Company recognized impairment charges equal to the total recorded PDIC goodwill of $82.9 million and $72.2 million in the Latin America and Africa/Asia Pacific reportable segments, respectively. The impairment charge was recorded in the goodwill impairment charge caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Based on the decrease of our cash flow projections for the PDIC reporting unit, the Company also completed an impairment test for the trade name in the first quarter of 2014. The fair value of the trade name is based on the discounted cash flows the trade name can be expected to generate in the future. Based on the results of the valuation, the carrying amount of the trade name exceeded the fair value. The impairment valuation resulted in $69.1 million and $24.3 million of impairment charges in the first quarter related to the PDIC trade name in the Latin America and Africa/Asia Pacific reportable segments, respectively. The impairment charge was recorded in the intangible asset impairment charges caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). In the second quarter of 2014 in connection with the completion of the above mentioned Step 2 analysis, the Company reassessed the remaining life of the PDIC trade name and concluded it was no longer indefinite. In the second quarter, the Company reclassified the PDIC trade name to a definite-lived asset with an estimated remaining life of 10 years based on increased political and economic instability in countries in which the trade name is utilized.

9. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2014	Dec 31, 2013
Payroll related accruals	$75.0	$83.8
Customers deposits and prepayments	64.2	93.2
Taxes other than income	30.4	36.5
Customer rebates	42.6	50.6
Insurance claims and related expenses	21.5	21.1
Current and deferred income tax liabilities	23.0	21.9
Derivative liability	7.1	7.0
Restructuring reserve	33.4	—
FCPA accrual	24.0	—
Other accrued liabilities	86.0	120.8
Total	$407.2	$434.9

10. Long-Term Debt

(in millions)	Dec 31, 2014	Dec 31, 2013
North America
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(259.7)	(261.5)
Senior Floating Rate Notes	125.0	125.0
Revolving Credit Facility	136.8	225.0
Other	9.0	9.0
Europe
Credit facilities	—	0.3
Other	10.5	10.3
Latin America credit facilities	238.6	179.6
Africa/Asia Pacific credit facilities	47.7	69.7
Total debt	1,337.4	1,386.9
Less current maturities	403.5	250.3
Long-term debt	$933.9	$1,136.6
At December 31, 2014, maturities of long-term debt during the twelve month periods beginning December 31, 2015 through December 31, 2019 and thereafter were $403.5 million, $13.0 million, $1.8 million, $137.7 million and $0.8 million, respectively, and $780.6 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using quoted market prices.
5.75% Senior Notes due 2022
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	December 31, 2014	December 31, 2013
Face Value	$600.0	$600.0
Fair Value (Level 2)	483.0	588.0
Stated Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes Due 2029 outstanding as of December 31, 2014 and 2013 are as follows:

	Subordinated Convertible Notes Due 2029

(in millions)	Dec 31, 2014	Dec 31, 2013
Face value	$429.5	$429.5
Debt discount	(259.7)	(261.5)
Book value	169.8	168.0
Fair value (Level 1)	313.1	462.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
The Company’s Subordinated Convertible Notes were issued on December 18, 2009 in the amount of $429.5 million. The notes and the common stock issuable upon conversion were registered on a Registration Statement on Form S-4, initially filed with the SEC on October 27, 2009, as amended and as declared effective by the SEC on December 18, 2009. At issuance, the Company separately accounted for the liability and equity components of the instrument, based on the Company’s nonconvertible debt borrowing rate on the instrument’s issuance date of 12.5%. At issuance, the liability and equity components were $162.9 million and $266.6 million, respectively. The equity component (debt discount) is being amortized to interest expense based on the effective interest method. The Subordinated Convertible Notes were issued to complete an exchange offer; therefore, all proceeds were used to extinguish the Company's previously held 1.00% Senior Convertible Notes due 2012. The Company incurred issuance fees and expenses of approximately $14.5 million as a result of the exchange offer which have been proportionately allocated to the liability and equity components of the new subordinate notes due in 2029. Additional terms have been summarized in the table below.

The Company’s Subordinated Convertible Notes and terms are summarized in the tables below. For a discussion of the effects on earnings per share, refer to Note 17 - Earnings Per Common Share.

Subordinated Convertible Notes due 2029 (1)
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

Share issuable upon conversion	The Company may issue additional share up to 11,686,075 under almost all conditions and up to 14,315,419 under the “make-whole” premium

Guarantee	None

(1)	In the event of a “fundamental change” or exceeding the aforementioned average pricing thresholds, the Company would be required to classify the amount outstanding as a current liability.

Senior Floating Rate Notes

	Senior Floating Rate Notes
(in millions)	Dec 31, 2014	Dec 31, 2013
Face value	$125.0	$125.0
Fair value (Level 1)	123.8	124.1
Interest rate	2.6%	2.6%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015
Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries
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
The Senior Floating Rate Notes’ indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) pay dividends on, redeem or repurchase the Company’s capital stock; (ii) incur or guarantee additional indebtedness; (iii) make investments; (iv) create liens; (v) sell assets; (vi) engage in certain transactions with affiliates; (vii) create or designate unrestricted subsidiaries; and (viii) consolidate, merge or transfer all or substantially all assets. However, these covenants are subject to important exceptions and qualifications, one of which will permit the Company to declare and pay dividends or distributions so long as there is no default on the Notes and the Company meets certain financial conditions.
Proceeds from the Senior Floating Rate Notes, combined with the $200.0 million 7.125% Senior Notes that were repaid in 2013, less approximately $7.9 million of cash payments for fees and expenses that are being amortized over the life of the Notes, were used to pay approximately $285.0 million for the 9.5% Senior Notes, $9.3 million for accrued interest on the 9.5% Senior Notes and $20.5 million for tender fees and the inducement premium on the 9.5% Senior Notes, leaving net cash proceeds of approximately $2.3 million which were used for general corporate purposes.
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The maturity date of the Revolving Credit Facility would have automatically become due December 31, 2014, if the Company's Senior Floating Rate Notes were not refinanced with indebtedness that matures or is mandatorily redeemable or is redeemable at the option of the holders thereof not earlier than the date that is 6 months after September 6, 2018 unless, if such notes were not refinanced, there was at least $100 million of availability under the Revolving Credit Facility and the fixed charge coverage ratio (as defined in the Revolving Credit Facility) was not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. In the fourth quarter, the Company obtained a limited waiver eliminating the pro forma effect to the repayment of the notes for the calculation of the fixed charge coverage ratio. Based on the modified calculation the Company was in compliance as of December 31, 2014. The fixed charge coverage ratio was 1.29 to 1.00 at December 31, 2014. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized $4.9 million in 2013 and $2.3 million in 2012 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates the carrying value.

Indebtedness under our Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of our domestic assets and, (b) for Canadian and European borrowings under the facility, a first priority security interest in substantially all of our domestic and Canadian assets and certain assets of our Spanish, French and German subsidiaries party to the facility.   In addition, the lenders under our Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of our foreign subsidiaries, including our Canadian subsidiaries and our Spanish, French and German subsidiaries party to the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at interest rate bases elected by the Company plus an applicable margin calculated quarterly based on the Company's average availability and Total Consolidated Leverage Ratio as set forth in the credit agreement. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
The Company's Revolving Credit Facility as of the respective dates is summarized in the table below:

	Revolving Credit Facility
(in millions)	Dec 31, 2014	Dec 31, 2013
Outstanding borrowings	$136.8	$225.0
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	425.0	298.4
Interest rate	2.1%	2.0%
Outstanding letters of credit	$58.5	$112.7
Original issuance	Jul 2011
Maturity date	Sept 2018

(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2014 is $257.7 million, $54.3 million and $113.0 million, respectively.
Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2013 is $102.1 million, $53.1 million and $143.2 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	Dec 31, 2014	Dec 31, 2013
Outstanding borrowings	$238.6	$179.6
Undrawn availability	79.6	204.4
Interest rate — weighted average	6.1%	4.2%
Maturity date	Various; $228.2 million due within one year
The Company’s Latin America credit facilities are short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature of the facilities.
Africa/Asia Pacific Credit Facilities
The Company’s Africa/Asia Pacific credit facilities are summarized in the table below:

(in millions)	Dec 31, 2014	Dec 31, 2013
Outstanding borrowings	$47.7	$69.7
Undrawn availability	62.0	125.3
Interest rate — weighted average	5.3%	5.1%
Maturity date	Various; $47.7 million due within one year
The Company’s Africa/Asia Pacific credit facilities are short term loans utilized for working capital purposes. The fair value of the Africa/Asia Pacific credit facilities approximates the carrying value due to the short term nature of the facilities.

11. Financial Instruments
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
In 2013 and 2012, the Company utilized interest rate swaps to manage its interest expense exposure by fixing its interest rate on portions of the Company’s floating rate debt. The Company did not provide or receive any collateral specifically for these contracts. The fair value of these financial derivatives which were designated as and qualified as cash flow hedges were based on quoted market prices which reflect the present values of the difference between estimated future variable-rate receipts and future fixed-rate payments. In 2013, the Company repaid the outstanding obligations that utilized interest rate swaps.
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
The Company accounts for these commodity instruments and foreign currency exchange contracts as cash flow or economic hedges. There were no derivatives that were designated as cash flow hedges at December 31, 2014 and December 31, 2013. There were derivatives that were designated as cash flow hedges at December 31, 2012. In the year ended December 31, 2014, there was no activity related to derivatives that were designated as cash flow hedges. In the years ended December 31, 2013 and December 31, 2012, there was activity related to derivatives that were designated as cash flow hedges. Changes in the fair value of derivatives that were designated as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the items being hedged are realized. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2014 and December 31, 2013 are shown below (in millions).

	December 31, 2014			December 31, 2013
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$106.4	$0.5	$3.9	$173.7	$1.2	$7.6
Foreign currency exchange	154.7	$4.9	4.2	223.2	6.0	1.7
		$5.4	$8.1		$7.2	$9.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of  December 31, 2014 and December 31, 2013, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheets.  As of  December 31, 2014 and December 31, 2013, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2014 and December 31, 2013, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.
For derivative instruments that were designated and qualified as cash flow hedges during 2013 and 2012, the effective portion of the unrealized gain and loss on the derivative was reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings, which generally occurs over periods of less than one year. Gain and loss on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were recognized in current earnings.

	Year ended December 31, 2013
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI
(in millions)	Gain / (Loss)	Gain / (Loss)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.1	$(0.1)	Interest Expense
Commodity futures	(1.3)	(1.9)	Cost of Sales
Total	$(1.2)	$(2.0)

	Year ended December 31, 2012
	Effective portion recognized in Accumulated OCI	Reclassified from Accumulated OCI	Ineffective portion and amount excluded from effectiveness testing
(in millions)	Gain / (Loss)	Gain / (Loss)	Gain / (Loss) (1)	Location
Derivatives designated as cash flow hedges:
Interest rate swaps	$0.3	$—	$—	Interest Expense
Commodity futures	4.8	(3.3)	(0.3)	Cost of Sales
Foreign currency exchange	(0.2)	(1.1)	—	Other income /(expense)
Total	$4.9	$(4.4)	$(0.3)

(1)	The ineffective portion and the amount excluded from effectiveness testing for all derivatives designated as cash flow hedges is recognized in other income and expense.
For derivative instruments that are not designated as cash flow hedges, the unrealized gain or loss on the derivatives is reported in current earnings. For the years ended December 31, 2014 and December 31, 2013, the Company recorded a loss of $4.0 million and $20.1 million for derivative instruments not designated as cash flow hedges in other income (expense). For the year ended December 31, 2012, the Company recorded a gain of $3.0 million for derivative instruments not designated as cash flow hedges in other income (expense). No pre-tax gains or losses are expected to be reclassified into earnings from other comprehensive income during 2015.
Other Forward Pricing Agreements
In the normal course of business, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exemption because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At December 31, 2014 and 2013, the Company had $11.6 million and $10.1 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At December 31, 2014 and 2013, the Company had an unrealized loss of $0.4 million and an unrealized gain of $0.5 million, respectively, related to these transactions. The fair market value of the forward pricing agreements was $11.2 million and $10.6 million at December 31, 2014 and 2013, respectively. The Company expects the unrealized losses under these agreements to offset firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of December 31, 2014 or 2013.
12. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
United States	$(5.1)	$2.0	$38.4
Foreign	(631.0)	25.0	48.5
Total	$(636.1)	$27.0	$86.9
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Current tax expense (benefit):
Federal	$(7.4)	$(11.5)	$12.0
State	0.5	(0.2)	3.4
Foreign	29.6	51.9	52.6
Deferred tax expense (benefit):
Federal	15.1	9.0	5.7
State	0.7	(0.6)	(0.6)
Foreign	(30.2)	(9.8)	5.5
Total	$8.3	$38.8	$78.6
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Income tax expense (benefit) at Federal statutory tax rate	$(222.6)	$9.4	$30.4
Foreign tax rate differential	29.0	(5.1)	(0.2)
Foreign withholding tax and surcharges	5.8	7.3	4.7
Change in valuation allowance	98.1	24.8	31.2
Change in uncertain tax positions	(10.0)	9.2	11.7
Nondeductible / nontaxable items(1)	100.3	(6.8)	(0.3)
Other (net)	7.7	—	1.1
Total	$8.3	$38.8	$78.6
(1) For the year ended December 31, 2014, the major components consist of $40.5 million for goodwill impairments, $8.4 million for the FCPA accrual and $78.1 million for Venezuela devaluation and functional currency adjustments, partially offset by $32.9 million for Venezuela inflation adjustments.
The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2014	Dec 31, 2013
Deferred tax assets:
Net operating loss carryforwards	$117.9	$98.3
Pension and retiree benefits accruals	44.7	33.0
Inventory	9.3	12.8
Depreciation and fixed assets	13.6	12.0
Tax credit carryforwards	9.8	9.3
Other liabilities	72.3	67.7
Valuation allowance	(145.4)	(93.8)
Total deferred tax assets	122.2	139.3
Deferred tax liabilities:
Convertible debt discount	186.2	165.7
Inventory	1.8	1.2
Depreciation and fixed assets	43.2	87.4
Intangibles	13.5	42.8
Other	12.2	11.0
Total deferred tax liabilities	256.9	308.1
Net deferred tax assets (liabilities)	$(134.7)	$(168.8)

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
As of December 31, 2014, the Company has recorded approximately $145.4 million of valuation allowance to adjust deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
The Company has recognized deferred tax assets of approximately $15 million for tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
United States	$20.1	2033-2034
New Zealand	8.1	Indefinite
France	13.0	Indefinite
Others	5.5	Various
Total	$46.7
The Company also has various foreign subsidiaries with approximately $367 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
During 2014, after weighing all positive and negative evidence, including three year cumulative loss positions, forecasted future profitability, impairments and restructuring charges, difficult market and industry conditions, and factoring in prudent and feasible tax planning strategies, valuation allowances were recorded against deferred tax assets of certain business units that did not have deferred tax valuation allowances prior to 2014. Specifically, valuation allowances have been recorded against the December 31, 2014 deferred tax assets of the following business units: Venezuela ($10.7 million), Brazil ($8.4 million), Spain ($10.9 million) and Colombia ($2.3 million). In addition, several other business units maintained full deferred tax asset valuation allowances that had been established in prior years, some for which the valuation allowance amounts increased significantly due to impairments, restructuring charges and operating losses.
In general, it is the practice and intention of the Company to permanently reinvest the earnings of its non-U.S. subsidiaries in those operations. As such, historically, the Company has not provided for deferred income taxes on the excess of financial reporting over tax basis in investments in foreign subsidiaries. These basis differences would become taxable upon the repatriation of assets from the foreign subsidiaries or upon a sale or liquidation of the foreign subsidiaries.

On October 23, 2014, the Company’s Board of Directors authorized a plan to exit all of the Company’s Asia Pacific and African operations. As a result of this plan, the Company can no longer assert that the financial reporting over tax basis in investments in these foreign subsidiaries will never reverse. As such, during 2014, the Company recorded $10.1 million of income tax expense associated with changes in the intent to permanently reinvest earnings. The $10.1 million income tax expense includes $8.0 million of tax expense related to the December 22, 2014 sale of PDP and PDEP.

As of December 31, 2014, $2.8 million of deferred income tax liabilities were recorded for the excess of financial reporting over tax basis in investments in foreign subsidiaries and equity investees in Asia Pacific and Africa. With respect to certain Asia Pacific and Africa subsidiaries and equity investees with an excess of tax over financial reporting basis, the Company has not recorded deferred tax assets since it is not apparent that these basis differences will reverse in the foreseeable future or yield a future tax benefit. The $2.8 million of deferred income tax liabilities recorded as of December 31, 2014 relate solely to U.S. and foreign income taxes and foreign withholding taxes that would result from the future sales transactions. Deferred tax liabilities have not been recorded for the tax implications of repatriating cash to the U.S. from the sales proceeds of lower tier Asia Pacific and African subsidiaries that are landed offshore, as it is the Company’s intention to redeploy these cash proceeds in its non-U.S. operations indefinitely rather than repatriating the cash proceeds to the U.S. Assuming sales proceeds equal to net book value, the additional U.S. income tax and foreign withholding tax that would be incurred upon cash repatriation of the sales proceeds from the divestiture of the Asia Pacific and African entities that are not owned directly by the U.S. is estimated at $75 million.

The temporary difference associated with the excess of financial reporting over tax basis in investments in all foreign subsidiaries outside of the Asia Pacific and African regions is approximately $370 million as of December 31, 2014. This amount was estimated based on book retained earnings as reduced for retained earnings amounts that have been previously taxed in the U.S. The Company remains committed to permanently reinvesting these earnings and does not see a need in the foreseeable future to repatriate cash to fund operations, including investing and financing activities. Accordingly, no deferred income taxes have been recorded on the outside basis difference of foreign subsidiaries outside of the Asia Pacific and Africa regions. The determination of the additional income taxes that would be incurred upon repatriation of assets or disposition of such foreign subsidiaries is not practical due to the complexities, variables, and assumptions inherent in the hypothetical calculation.
The Company applies ASC 740 - Income Taxes in determining unrecognized tax benefits. ASC 740 - Income Taxes prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Unrecognized Tax Benefit — Beginning balance	$57.7	$64.2	$58.8
Gross Increases — Tax Positions in Prior Period	1.6	0.8	3.4
Gross Decreases — Tax Positions in Prior Period	(0.7)	(0.9)	(4.2)
Gross Increases — Tax Positions in Current Period	7.3	8.9	15.1
Dispositions	(0.9)	—	—
Settlements	(0.4)	(4.5)	—
Lapse of Statute of Limitations	(12.9)	(3.6)	(9.6)
Foreign Currency Translation	(19.8)	(7.2)	0.7
Unrecognized Tax Benefit — Ending Balance	$31.9	$57.7	$64.2
Included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 are $30.0 million, $55.4 million and $61.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at December 31, 2014, 2013 and 2012 are $1.9 million, $2.3 million and $2.5 million of tax benefits that, if recognized, would result in adjustments to deferred taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $(1.1) million and interest of $(0.2) million during 2014 and in total, as of December 31, 2014, has recognized a liability for penalties of $3.5 million and interest of $7.3 million. During 2013 and 2012, the Company accrued penalties of $0.7 million and $1.2 million, respectively, and interest of $3.8 million and $2.4 million, respectively, and in total, as of December 31, 2013 and 2012, had recognized liabilities for penalties of $7.6 million and $7.8 million, respectively and interest of $15.4 million and $13.8 million, respectively.
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
The Company files income tax returns in the United States and numerous foreign, state, and local tax jurisdictions. Tax years that are open for examination and assessment by the Internal Revenue Service ("IRS") are 2011 — 2014. The IRS currently is in the process of examining the Company's 2012 consolidated tax return. The IRS completed its examination of the Company's 2007 - 2010 consolidated income tax returns in the second quarter of 2013 with insignificant tax adjustments. With limited exceptions, tax years prior to 2010 are no longer open in major foreign, state, or local tax jurisdictions.
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
Defined Benefit Pension Plans
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
Changes in Benefit Obligation:
Beginning benefit obligation	$169.9	$180.4	$142.9	$158.5
Impact of foreign currency exchange rate change	—	—	(16.6)	(8.9)
Transfers	—	—	(0.9)	—
Service cost	1.6	1.9	4.6	6.5
Interest cost	8.0	7.2	5.4	5.9
Curtailment (gain) loss	(0.3)	—	(0.1)	—
Settlement (gain) loss	—	—	(5.7)	(3.7)
Benefits paid	(10.2)	(10.1)	(6.2)	(5.0)
Employee contributions	—	—	0.4	0.6
Amendments / Change in assumptions	(0.2)	(0.1)	—	(2.3)
Actuarial (gain) loss	22.2	(9.4)	27.2	(8.7)
Ending benefit obligation	$191.0	$169.9	$151.0	$142.9
Changes in Plan Assets:
Beginning fair value of plan assets	$142.9	$129.1	$51.6	$46.1
Impact of foreign currency exchange rate change	—	—	(4.4)	(3.4)
Transfers	—	—	(1.0)	—
Employee contributions	—	—	0.4	0.6
Actual return on plan assets	6.1	23.4	4.6	6.3
Company contributions	2.1	0.5	6.5	10.7
Settlements	—	—	(5.7)	(3.7)
Benefits paid	(10.2)	(10.1)	(6.2)	(5.0)
Ending fair value of plan assets	$140.9	$142.9	$45.8	$51.6
Funded status at end of year	$(50.1)	$(27.0)	$(105.2)	$(91.3)
Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$2.8	$6.3
Accrued liabilities	$(0.4)	$(0.4)	$(5.0)	$(5.2)
Other liabilities	$(49.7)	$(26.6)	$(103.0)	$(92.4)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$77.3	$55.4	$37.4	$17.1
Prior service cost	(0.3)	0.4	3.4	5.7
Transition obligation	—	—	0.2	0.3
	$77.0	$55.8	$41.0	$23.1
The accumulated benefit obligation for U.S. defined benefit retirement pension plans was $190.1 million and $169.4 million for 2014 and 2013, respectively. The accumulated benefit obligation for Non-U.S. defined benefit retirement pension plans was $139.3 million and $104.5 million for 2014 and 2013, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
Projected benefit obligation	$191.0	$169.9	$134.3	$115.4
Accumulated benefit obligation	190.1	169.4	122.6	104.5
Fair value of the plan assets	140.9	142.9	44.8	49.6

Pension expense included the following components (in millions):

	U.S. Plans Year ended			Non-U.S. Plans Year ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Pension expense:
Service cost	$1.6	$1.9	$1.8	$4.6	$6.5	$4.3
Interest cost	8.0	7.2	7.7	5.4	5.9	6.1
Expected return on plan assets	(10.4)	(9.4)	(9.1)	(3.1)	(2.7)	(2.0)
Amortization of prior service cost	0.1	0.1	0.1	0.9	1.2	1.4
Amortization of net loss	4.8	8.5	8.3	0.3	1.2	1.2
Amortization of transition obligation	—	—	—	0.3	0.1	0.2
Curtailment (gain) loss	(0.1)	—	—	0.3	—	—
Settlement (gain) loss	—	—	—	2.7	0.1	0.1
Net pension expense	$4.0	$8.3	$8.8	$11.4	$12.3	$11.3
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $10.5 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $0.9 million.
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2014	Dec 31, 2013
Discount rate	4.02%	4.85%	3.02%	4.36%
Expected rate of increase in future compensation levels	2.50%	2.00%	3.45%	3.85%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Discount rate	4.85%	4.12%	4.70%	4.27%	4.26%	5.10%
Expected rate of increase in future compensation levels	2.50%	2.00%	2.00%	3.91%	3.94%	6.10%
Long-term expected rate of return on plan assets	7.50%	7.50%	7.50%	6.47%	6.09%	4.50%
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 69% of equity investments and 31% of fixed-income investments at December 31, 2014 and 54% of equity investments and 46% of fixed-income investments at December 31, 2013.

Approximately 43% and 41% of plan assets were concentrated in two mutual funds as of December 31, 2014 and 2013, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 60% allocated to equity investments and 40% to fixed-income investments. The actual weighted-average asset allocations were 59% of equity investments, 38% of fixed-income investments and 3% of other investments at December 31, 2014 and 63% of equity investments and 37% of fixed-income investments at December 31, 2013. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The Company determined the fair market values of the pension plan assets based on the fair value hierarchy established in ASC 820 - Fair Value Measurement. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The fair values of pension plan assets are primarily traded in active markets. For those that are not traded in active markets, the fair value is determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the asset. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for pension assets where observable market inputs are less readily available or are unobservable. The fair values of certain pension assets include adjustments for market liquidity, counterparty credit quality. The fair value of the Company’s pension plan assets at December 31, 2014 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$99.5	$73.2	$26.3	$—
Mutual Funds - Equity Securities	20.9	20.9	—	—
Mutual Funds - Fixed Income	39.0	39.0	—	—
Short Term Investments	4.3	—	4.3	—
Equitable Contract	1.1	—	1.1	—
Fixed Income	18.2	—	18.2	—
Coal Lease (1)	3.7	—	—	3.7
Total	$186.7	$133.1	$49.9	$3.7
The fair value of the Company’s pension plan assets at December 31, 2013 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$76.7	$76.6	$0.1	$—
Mutual Funds	89.5	58.9	30.6	—
Short Term Investments	2.3	—	2.3	—
Equitable Contract	1.2	—	1.2	—
Fixed Income	20.8	—	20.8	—
Coal Lease (1)	4.0	—	—	4.0
Total	$194.5	$135.5	$55.0	$4.0

(1)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2013	$4.2
Change in fair value of plan assets	(0.2)
Ending balance December 31, 2013	$4.0
Change in fair value of plan assets	(0.3)
Ending balance at December 31, 2014	$3.7
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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, this 2015 expense for the pension plans will be based on the weighted-average discount rate of approximately 4.02% for U.S. defined benefit pension plans and 3.02% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at least the minimum required, not more than is tax deductible, $11.9 million to its defined benefit pension plans for 2015. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $22.2 million in 2015, $17.5 million in 2016, $17.8 million in 2017, $18.0 million in 2018, $18.0 million in 2019 and $96.5 million from 2020 through 2023.

In 2014, the Company recorded a pre-tax non-cash settlement loss of $2.7 million for the termination of a pension plan related to the closure of one of the North America manufacturing plants.
In 2012, the Company recorded a pre-tax non-cash settlement loss of $6.1 million for the termination of a legacy pension plan in the United Kingdom stemming from the 1999 acquisition of BICC.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $12.8 million, $12.0 million and $10.0 million, respectively, for the years ended December 31, 2014, 2013 and 2012.
14. Total Equity
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The components of accumulated other comprehensive income (loss) as of December 31, 2014 and December 31, 2013, respectively, consisted of the following (in millions):

	Fiscal Years Ended
	December 31, 2014		December 31, 2013
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(185.1)	$(3.8)	$(67.1)	$(24.5)
Pension adjustments, net of tax	(78.3)	(2.9)	(52.6)	(2.9)
Change in fair value of derivatives, net of tax	—	—	—	—
Other	—	—	7.6	—
Accumulated other comprehensive income (loss)	$(263.4)	$(6.7)	$(112.1)	$(27.4)

The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2012 to December 31, 2014 including the effect of significant reclassifications out of accumulated other comprehensive income as required by ASU 2013-02 (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Change in fair value of derivatives	Other	Total
Balance, December 31, 2012	$(27.9)	$(84.4)	$0.1	$7.6	$(104.6)
Other comprehensive income before reclassifications	(39.2)	13.6	(0.8)	—	(26.4)
Amounts reclassified from accumulated other comprehensive income	—	18.2	0.7	—	18.9
Net current - period other comprehensive income (loss)	(39.2)	31.8	(0.1)	—	(7.5)
Balance, December 31, 2013	$(67.1)	$(52.6)	$—	$7.6	$(112.1)
Other comprehensive income before reclassifications	(123.2)	(15.4)	—	—	(138.6)
Amounts reclassified from accumulated other comprehensive income	3.6	(10.3)	—	(1.2)	(7.9)
Other	1.6	—	—	(6.4)	(4.8)
Net current - period other comprehensive income (loss)	(118.0)	(25.7)	—	(7.6)	(151.3)
Balance, December 31, 2014	$(185.1)	$(78.3)	$—	$—	$(263.4)
The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 (in millions, net of tax):

	Year Ended	Year Ended,
	December 31, 2014	December 31, 2013
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of PDP and PDEP	$3.6	$—	SG&A
Change in fair value of derivatives:
Commodity contracts	$—	$0.7	Cost of Sales
Total - Change in fair value of derivatives	$—	$0.7
Amortization of defined pension items
Prior service cost	$(1.2)	$1.7	SG&A
Net loss	(9.1)	16.5	SG&A
Total - Amortization of defined benefit pension items	(10.3)	18.2
Other	$(1.2)	$—	SG&A
Total	$(7.9)	$18.9
Stock Repurchase Programs
On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. The share repurchase program has not been extended. Stock purchases under this program were able to be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program, the Company purchased $30.7 million, or 1,000,000 common shares at an average price of $30.73 per share, during the year ended December 31, 2014. Under this stock repurchase program the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the year ended December 31, 2013.

Preferred Stock
The Company issued 2,070,000 shares of General Cable 5.75% Series A Redeemable Convertible Preferred Stock (“Series A preferred stock”) on November 24, 2003. Zero shares were outstanding under the original terms of the Series A preferred stock issuance as of December 31, 2014 and 2013. The Company’s outstanding shares of the Series A preferred stock were mandatorily redeemed on November 24, 2013. Prior to the redemption date, all but two shareholders elected to convert their shares into shares of the Company’s common stock at the conversion ratio of 5.056 shares of common stock per share of Series A preferred stock.
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per share per quarter (starting in the second quarter of 2013). During the year ended December 31, 2014, the Company paid in total approximately $35.4 million to all common shareholders of record, or $0.72 per share. During the year ended December 31, 2013, the Company paid in total approximately $26.7 million to all common shareholders of record, or $0.54 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility, the indentures governing the Senior Floating Rate Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law.
Deferred Compensation Plan
The Company maintains a deferred compensation plan (“Deferred Compensation Plan”). This plan is available to directors and certain officers and managers of the Company. The plan allows participants to defer all or a portion of their directors’ fees and/or salary and annual bonuses, as applicable, and it permits participants to elect to contribute and defer all or any portion of their stock awards or restricted stock units (together "Deferred Stock"). All fees, salary and bonus deferrals to the participants’ accounts vest immediately. Company contributions vest according to the vesting schedules in the qualified plan, and Deferred Stock vests according to the schedule designated by the award. The Company makes matching contributions and retirement contributions currently equal to 6% of compensation over the qualified plan limits, whether or not the employee elects to defer any compensation. The Deferred Compensation Plan does not have dollar limits on tax-deferred contributions. A Rabbi Trust (“Trust”) has been established in connection with the Deferred Compensation Plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company. Participants have the right to request that their account balances be determined by reference to specified investment alternatives (with the exception of the portion of the account which consists of Deferred Stock). With certain exceptions, these investment alternatives are the same alternatives offered to participants in the General Cable Retirement Savings Plan for Salaried Associates. Participants have the right to request that the Plan Administrator re-allocate the deferrals among available investment alternatives; provided, however, that the Plan Administrator is not required to honor such requests. Distributions from the Plan are generally made upon the participant's termination as a director and/or employee, as applicable, of the Company. Participants receive payments from the plan in cash, either as a lump sum payment or through equal annual installments from between one and ten years, except for the Deferred Stock, which the participants receive in shares of General Cable stock.
Assets of the Trust are invested in funds covering a variety of securities and investment strategies, approximately 69% are invested in mutual funds, 26% are invested in Deferred Stock and 5% are invested in the General Cable stock fund ("Stock Fund"). Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments as trading securities in accordance with ASC 320 - Investments — Debt and Equity Securities. The Stock Fund that is held by the Trust is accounted for as discussed in ASC 718 - Compensation — Stock Compensation.

The market value of mutual fund investments and General Cable stock in the Trust was $31.9 million and $42.0 million as of December 31, 2014 and 2013, respectively. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Deferred Stock and the Stock Fund in the Trust at December 31, 2014 and December 31, 2013 was $22.1 million and $22.2 million, respectively, and is classified as “other non-current assets” in the Consolidated Balance Sheets. Amounts payable to the plan participants at December 31, 2014 and 2013, excluding the market value of the shares of Deferred Stock was $23.5 million and $24.2 million, respectively, and is classified as “other liabilities” in the Consolidated Balance Sheets.
In accordance with ASC 710 - Compensation — General, all market value fluctuations of the Trust assets, exclusive of the shares of Deferred Stock and Stock Fund, are effectively offset by changes in the market value of the deferred compensation liability, which are included as compensation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
15. Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the years ended December 31, 2014, 2013 and 2012. The Company records compensation expense related to non-vested stock awards as a component of selling, general and administrative expense.

	Year Ended
(in millions)	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Non-qualified stock option expense	$2.3	$5.5	$4.9
Non-vested stock awards expense	—	0.2	1.7
Immediately vested stock awards expense	0.8	—	—
Stock unit awards	8.0	5.2	4.5
Performance-based non-vested stock awards expense	4.7	2.0	1.4
Total pre-tax share-based compensation expense	$15.8	$12.9	$12.5
Excess tax benefit (deficiency) on share-based compensation (1)	$(0.5)	$(0.7)	$(0.6)

(1)	Cash inflows (outflows) recognized as financing and operating activities in the Company’s consolidated statement of cash flows
During the years ended December 31, 2014, 2013 and 2012, cash received from stock option exercises was $0.3 million, $0.7 million and $0.1 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $0.1 million, $0.4 million and $0.1 million, respectively. The $7.0 million and $5.0 million tax deductions for all share-based compensation for the years ended December 31, 2014 and 2013, respectively, includes $(0.5) million and $(0.7) million of excess tax benefits (deficiencies). The 2014 and 2013 deficiency does not impact cash flow due to the U.S. tax loss carry forward position. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718 - Compensation — Stock Compensation.
The Company currently has share-based compensation awards outstanding under three plans. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. There have been no material modifications made to these plans during the years ended December 31, 2014 or 2013. On May 10, 2005, the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) was approved and replaced the two previous equity compensation plans, the 1997 Stock Incentive Plan and the 2000 Stock Option Plan. The Compensation Committee of the Board of Directors will no longer grant any awards under the previous plans but will continue to administer awards which were previously granted under the 1997 and 2000 plans. The 2005 Plan authorized a maximum of 5.8 million shares to be granted. Shares reserved for future grants, including options, under the 2005 Plan, approximated 1.8 million at December 31, 2014.
The 2005 Plan authorizes the following types of awards to be granted: (i) Stock Options (both Incentive Stock Options and Nonqualified Stock Options); (ii) Stock Appreciation Rights; (iii) Nonvested and Restricted Stock Awards; (iv) Performance Awards; and (v) Stock Units, as more fully described in the 2005 Plan. Each award is subject to such terms and conditions consistent with the 2005 Plan as determined by the Compensation Committee and as set forth in an award agreement and awards under the 2005 Plan were granted at not less than the closing market price on the date of grant.
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
Stock Options
All options awarded under the 2005 Plan have a term of 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. The majority of the options granted under the 2000 Plan will expire in 10 years and become fully exercisable ratably over three years of continued employment or become fully exercisable after three years of continued employment. A summary of stock option activity for the year ended December 31, 2014 is as follows (options in thousands and aggregate intrinsic value in millions):

		Weighted Average	Weighted Average Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2013	1,944.1	$33.18	6.1 years	$7.0
Granted	—	—
Exercised	(19.7)	14.11
Forfeited or Expired	(60.6)	41.26
Outstanding as of December 31, 2014	1,863.8	$33.12	4.7 years	$0.2
Exercisable at December 31, 2014	1,580.1	$32.89	4.1 years	$0.2
Options expected to vest in the next twelve months	186.0	$33.94	7.7 years	$—
During the year ended December 31, 2014 there were no stock options granted. During the years ended 2013 and 2012, the weighted average grant date fair value of options granted was $35.24 and $32.50, respectively. During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of options exercised was $0.2 million, $1.0 million, and $0.3 million, respectively, and the total fair value of options vested during the periods was $25.7 million, $20.8 million, and $18.7 million, respectively. At December 31, 2014 and 2013, the total compensation cost related to nonvested options not yet recognized was $1.1 million and $4.1 million with a weighted average expense recognition period of 1.2 years and 1.9 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended
	Dec 31, 2013	Dec 31, 2012
Risk-free interest rate (1)	0.6%	1.0%
Expected dividend yield (2)	0	0
Expected option life (3)	4.4 years	5.0 years
Expected stock price volatility (4)	67.8%	68.0%
Weighted average fair value of options granted	$18.60	$18.20

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

Additional information regarding options outstanding as of December 31, 2014 is as follows (options in thousands):

Range of Option Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0 -$14	61.1	$11.95	0.1	61.1	$11.95
$14 - $28	742.9	$21.79	3.4	742.9	$21.79
$28 -$42	599.0	$33.90	7.3	315.3	$33.47
$42 - $56	267.7	$45.15	4.7	267.7	$45.15
$56 - $70	193.1	$64.27	2.9	193.1	$64.27
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
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2014, is as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2013	891.9	$32.02
Granted	662.2	30.27
Vested	(280.6)	28.97
Forfeited	(136.3)	33.13
Balance, December 31, 2014	1,137.2	$32.26
The weighted-average grant date fair value of all nonvested shares and restricted stock units granted, the total fair value (in millions) of all nonvested shares and restricted stock units granted, and the fair value (in millions) of all nonvested shares and restricted stock units that have vested during each of the past three years is as follows:

	Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Weighted-average grant date fair value of nonvested shares granted	$30.27	$34.83	$29.65
Fair value of nonvested shares granted	$20.0	$10.5	$9.1
Fair value of shares vested	$8.1	$6.2	$7.0
As of December 31, 2014, there was $14.7 million of total unrecognized compensation cost related to all nonvested stock and restricted stock units. The cost is expected to be recognized over a weighted average period of 1.91 years. There are 321 thousand nonvested stock and restricted stock units with a weighted average grant price of $29.90 and a fair value of $9.6 million expected to vest in 2015.

16. Redeemable Noncontrolling Interest
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables; refer to Note 4 - Acquisitions and Divestitures for additional details. The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires classification of the Minority Shareholder's interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.”
The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At December 31, 2014, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within net income (loss).
The following is a rollforward of the redeemable noncontrolling interest (in millions):

Balance, December 31, 2012	$18.6
Foreign currency translation	(1.6)
Balance, December 31, 2013	$17.0
Foreign currency translation	(3.2)
Balance, December 31, 2014	$13.8

17. Earnings Per Common Share
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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Earnings (loss) per share — basic:
Net income (loss) attributable to Company common shareholders	$(627.6)	$(18.1)	$4.0
Less: Net income allocated to participating securities(4)	—	0.1	—
Net income (loss) for basic EPS computations(1)	(627.6)	(18.2)	4.0
Weighted average shares outstanding for basic EPS computation (2,3)	48.8	49.4	49.7
Earnings (loss) per common share — basic (3)	$(12.86)	$(0.37)	$0.08
Earnings (loss) per share — assuming dilution:
Net income (loss) attributable to Company common shareholders	$(627.6)	$(18.1)	$4.0
Add: Preferred stock dividends on convertible stock	—	—	0.3
Net income (loss) attributable to Company common shareholders — for diluted EPS computation (1)	$(627.6)	$(18.1)	$4.3
Weighted average shares outstanding including nonvested shares	48.8	49.4	49.7
Dilutive effect of stock options and restricted stock units	—	—	1.0
Dilutive effect of assumed conversion of preferred stock	—	—	0.4
Weighted average shares outstanding for diluted EPS computation (2)	48.8	49.4	51.1
Earnings (loss) per common share — assuming dilution	$(12.86)	$(0.37)	$0.08

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings in the calculation above.
As of December 31, 2014, 2013 and 2012, there were approximately 3,057 thousand, 288 thousand, and 553 thousand shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2014 or December 31, 2013. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
18. Segment Information
Effective in the fourth quarter of 2014, in connection with the Company's announcement to commit to a plan to divest all of the Company's operations in Asia Pacific and Africa, the Company reorganized its reportable segments as a result of a change to what the CODM uses to measure profitability and allocate resources. Accordingly, in the fourth quarter of 2014, the Company presented four geographic operating and reportable segments — North America, Europe, Latin America, and Africa/Asia Pacific. As a result of the change in how the CODM manages and allocates resources, there was a change in how certain corporate costs are allocated to better align with how the CODM allocates resources. Previously, the amounts were evenly allocated across each reportable segment and the amounts are now allocated based on a percentage of revenue at each segment. This change in the allocation method is reflected in the results below retrospectively. The Company’s operating and reportable segments align with the structure of the Company’s internal management organization. All four segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, construction, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the North America, Latin America and Africa/Asia Pacific segments manufacture and distribute rod mill wire and cable products.
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the year ended December 31, 2014, intersegment sales were $31.5 million in North America, $55.8 million in Europe, $31.7 million in Latin America, and $0.5 million in Africa/Asia Pacific. For the year ended December 31, 2013, intersegment sales were $20.6 million in North America, $54.9 million in Europe, $72.3 million in Latin America, and $5.1 million in Africa/Asia Pacific. For the year ended December 31, 2012, intersegment sales were $27.1 million in North America, $43.5 million in Europe, $100.4 million in Latin America, and $15.4 million in Africa/Asia Pacific.
The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company's reportable segments is as follows:

	Year Ended
(in millions)	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Net Sales:
North America	$2,550.1	$2,751.6	$2,340.2
Europe	1,330.8	1,448.7	1,506.2
Latin America	1,143.0	1,211.9	1,214.5
Africa/Asia Pacific	955.9	1,009.0	998.6
Total	$5,979.8	$6,421.2	$6,059.5
Segment Operating Income (Loss):
North America	$118.5	$127.5	$124.0
Europe	(94.0)	(7.8)	(24.1)
Latin America	(246.6)	44.2	67.2
Africa/Asia Pacific	(89.3)	47.8	32.3
Total	$(311.4)	$211.7	$199.4
Capital Expenditures:
North America	$38.4	$33.5	$25.3
Europe	9.5	14.1	33.7
Latin America	25.6	21.5	29.5
Africa/Asia Pacific	16.1	20.0	20.1
Total	$89.6	$89.1	$108.6
Depreciation Expense:
North America	$39.8	$40.3	$30.0
Europe	33.1	35.5	33.9
Latin America	20.4	25.9	22.2
Africa/Asia Pacific	16.8	16.9	16.4
Total	$110.1	$118.6	$102.5
Total Assets:
North America	$1,220.3	$1,342.0
Europe	751.4	1,045.9
Latin America	656.6	1,202.8
Africa/Asia Pacific	738.4	988.2
Total	$3,366.7	$4,578.9
Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Electric Utility	$2,006.1	$2,148.5	$2,004.8
Electrical Infrastructure	1,589.5	1,674.2	1,611.5
Construction	1,440.4	1,568.9	1,519.0
Communications	570.4	713.0	651.2
Rod Mill Products	373.4	316.6	273.0
Total	$5,979.8	$6,421.2	$6,059.5

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Non - Current Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	Dec 31, 2014	Dec 31, 2013
United States	$2,049.3	$1,919.8	$1,859.5	$318.9	$331.7
Canada	467.1	708.0	441.3	42.3	49.3
France	383.6	469.4	494.9	65.4	72.6
Brazil	457.9	421.3	477.6	69.7	105.0
Spain	218.5	280.7	319.0	64.0	166.0
Others	2,403.4	2,622.0	2,467.2	410.3	847.8
Total	$5,979.8	$6,421.2	$6,059.5	$970.6	$1,572.4
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
At December 31, 2014 and 2013, the Company had an accrued liability of approximately $4.5 million and $3.1 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, the Company does not currently anticipate any material adverse impact on its results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for over 20 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of December 31, 2014, we were a defendant in approximately 3,251 cases brought in Federal District Courts throughout the United States. In calendar years 2014, 2013 and 2012, 104, 133, and 113 asbestos cases, respectively, were brought against us. In the last 22 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of December 31, 2014, 47,887 asbestos cases have been dismissed. In calendar years 2014, 2013 and 2012, 25,954 cases, 65 cases and 66 cases, respectively, were dismissed. With regards to the approximately 3,251 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of December 31, 2014, 2,679 pending lawsuits had been brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”). In September

2014, upon receipt from the MDL Court of a current statistical report listing numbers of outstanding cases as well as a list identifying outstanding Maritime/MARDOC cases by plaintiff name, the Company recorded a dismissal of 25,759 cases reducing its number of pending Maritime/MARDOC cases to 2,679.
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
For cases outside the MDL as of December 31, 2014, plaintiffs have asserted monetary damages in 278 cases. In 143 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $402 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 134 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $457 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to us in the amount of $10 million. In addition, in relation to these 278 cases, there are claims of $324 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. At December 31, 2014 and 2013, we have accrued, on a gross basis, approximately $4.7 million and $5.2 million and had recorded approximately $0.5 million of insurance recoveries for these lawsuits, at each year end. The net amount of $4.2 million and $4.7 million as of December 31, 2014 and 2013 represents our best estimate in order to cover resolution of current and future asbestos-related claims.
The components of the asbestos litigation reserve are current and future asbestos-related claims. The significant assumptions are: (1) the number of cases per state, (2) an estimate of the judgment per case per state, (3) an estimate of the percentage of cases per state that would make it to trial and (4) the estimated total liability percentage, excluding insurance recoveries, per case judgment. Management's estimates are based on the Company's historical experience with asbestos-related claims. The Company's current history of asbestos claims does not provide sufficient and reasonable information to estimate a range of loss for potential future, unasserted asbestos claims because the number and the value of the alleged damages of such claims have not been consistent. As such, the Company does not believe a reasonably possible range can be estimated with respect to asbestos claims that may be filed in the future.
Settlement payments are made, and the asbestos reserve is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of December 31, 2014, aggregate settlement costs were $9.5 million. In calendar years 2014, 2013 and 2012, the settlement costs totaled $0.6 million, $0.3 million and $0.6 million, respectively. As of December 31, 2014, aggregate costs of administering and litigating the asbestos claims were $24.7 million. In calendar years 2014, 2013 and 2012, the costs of administering and litigating asbestos claims totaled $1.8 million, $1.7 million and $1.7 million, respectively.
In January 1994, we entered into a settlement agreement with certain principal primary insurers concerning liability for the costs of defense, judgments and settlements, if any, in all of the asbestos litigation described above. Subject to the terms and conditions of the settlement agreement, the insurers were responsible for a substantial portion of the costs and expenses incurred in the defense or resolution of this litigation. However, one of the insurers participating in the settlement that was responsible for a significant portion of the contribution under the settlement agreement entered into insurance liquidation proceedings and another became insolvent. As a result, the contribution of the insurers has been reduced and we have had to bear substantially most of the costs relating to these lawsuits.
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

Following our formal responses to the Statement of Objections in October 2011 and a hearing in 2012, the European Commission issued a final decision on April 2, 2014. In the decision, the claims of infringement against Grupo General Cable Sistemas were dismissed for lack of evidence of alleged cartel activity. With regard to Silec, the European Commission’s decision imposed a fine of 1.9 million Euros related to the period Silec has been owned by us. This fine was based on participation that allegedly commenced well before Silec was acquired by us. On June 13, 2014, we filed an appeal with the General Court of the European Union challenging the European Commission’s decision as to Silec in Europe based on established precedent. We also continue to pursue our claim for full indemnification for the Silec fine under the terms of the acquisition agreement with SAFRAN executed in 2005.

Transformer damage claims

In March 2012, we received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. We supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. Our work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, we initiated litigation in Pennsylvania state court seeking a declaration that we are not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. In January 2014, the ICC Tribunal deferred its determination of whether it had jurisdiction to determine arbitrability until an arbitration hearing and an arbitration hearing is scheduled for 2015. We believe we have substantial defenses to potential liability in regard to the transformer fire and claimed loss. At this time, we are unable to predict an estimated range of damages or whether we will have any liability, if any, attributable to the transformer fire.
Brazil Tax Matters
One of our Brazilian subsidiaries is involved in administrative proceedings with State treasury offices regarding whether tax incentives granted to us by one Brazilian state are applicable to goods sold in another Brazilian State. We believe we correctly relied on the tax incentives granted and that we have substantial defenses to their disallowance by the Brazilian State claimant.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $10 million.  In September 2012, an Administrative Court found that we were not liable for any incentive tax payments claimed by the State treasury office, however this determination was overturned on appeal and has since been further appealed.  This appeal remains pending at the Brazilian Courts.  Despite the pending appeal, in October 2014, the State issued a summons to recover the approximately $10 million of contested incentives described above, and we are complying with the terms of the State’s summons while continuing to contest the Court’s ruling.
One of our Brazilian subsidiaries has received formal notices of infractions from the Brazilian state authorities related to alleged failures of tax matters associated with the distribution of goods and services from one state to another and alleged failure to file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $20 million.
Our Brazilian subsidiaries have received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. The total amount of taxes allegedly due for the disputed credits, including potential interest and penalties is up to $12 million.
At this time, we believe we have defenses to all remaining claims or are unable to predict an estimated range of damages and whether or not a liability will exist for these remaining claims.
Brazil Labor Matter
One of our Brazilian subsidiaries has received infraction notices issued by the Department of Labor. Subsequently, the Brazilian Federal Labor Public Prosecutor filed a related lawsuit claiming collective punitive damages, in the amount of approximately $12 million. At this time, we are unable to predict an estimated range of damages and whether or not a liability will exist for these claims.
Brazil theft claim
As previously reported, on October 29, 2012, the Company announced that it had identified historical accounting errors relating to inventory. We concluded that the Brazil inventory accounting issues were, to a significant extent, attributable to a complex theft scheme affecting work in process and finished goods inventory. On July 11, 2014, we received notice of an insurance settlement and receipt of payment on the above theft in the amount of $5 million.

Government and internal investigations
We have been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of our subsidiary in Angola. The review has focused upon payment practices with respect to employees of public utility companies, use of agents in connection with such payment practices, and the manner in which the payments were reflected in our books and records. We have determined at this time that certain employees in our Portugal and Angola subsidiaries directly and indirectly made or directed payments at various times from 2002 through 2013 to officials of Angola government-owned public utilities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. Based on an analysis completed with the assistance of our external counsel and forensic accountants, we have concluded at this time, that we are able to reasonably estimate the profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above which we believe is likely to ultimately be disgorged. As a result, we have recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial. We also have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with our Thailand and India operations, which may have implications under the FCPA. We have voluntarily disclosed these matters to the SEC and the DOJ and have provided them with additional information at their request, including information in response to an SEC subpoena. The SEC and DOJ inquiries into these matters are ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions. We are implementing a screening process relating to sales agents that we use outside of the United States, including, among other things, a review of the agreements under which they were retained and a risk-based assessment of such agents to determine the scope of due diligence measures to be performed by a third-party investigative firm. We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we have hired a Chief Compliance Officer, who is responsible for the day-to-day management of our compliance function. The Chief Compliance Officer reports to our Chief Executive Officer, and also has a reporting relationship with the Audit Committee.
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
We voluntarily contacted the SEC to advise it of our initial internal investigation, and we have continued to provide information to the SEC on an ongoing basis, including, among other things, information regarding the matters described above and certain earnings management activities by employees prior to the end of 2012. As we previously disclosed, these earnings management activities (none of which identified to date had a material effect on our consolidated financial statements) were designed to delay the reporting of expenses or other charges, including improper capitalization of costs, misuse of accruals and failure to timely report inventory shortfalls identified through physical inventory counts. The SEC has issued a formal order of investigation. Pursuant to the formal order, the SEC issued subpoenas to us seeking relevant documents and to certain of our current and former employees seeking their testimony. The SEC has requested information regarding, among other things, the above-described Angola matter, matters that were subject to our internal investigations and earnings management activities by employees. We continue to cooperate with the SEC in connection with its investigation.
Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, and equitable remedies, including disgorgement and injunctive relief. Because the government investigations and our review regarding commission payment practices and our use and payment of agents described above are ongoing, we are unable to predict their duration, scope, results, or consequences. Dispositions of these types of matters can result in modifications to business practices and compliance programs, and in some cases the appointment of a monitor to review future business and practices with the objective of effecting compliance with the FCPA and other applicable laws. At this time, we cannot reasonably estimate the amount or range of additional possible loss that we may incur above the amount accrued to date in connection with the foregoing matters.
Purported class action and derivative litigation
Litigation was initiated against us and certain of our current and former directors, executive officers and employees following the restating of our financial statements principally as a result of the matters described above under “Government and internal investigations” relating to our Brazilian business.
Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint seeked damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On July 18, 2014, defendants filed a motion to dismiss the City of Livonia Complaint based on plaintiff’s failure to state a claim upon which relief could be granted. After oral argument on January 7, 2015, the Court granted the motion to dismiss with prejudice on January 27, 2015. On February 24, 2015, plaintiff filed a motion to alter or amend the January 27, 2015 judgment and for leave to file the proposed amended complaint. Under the Local Rules, defendants’ opposition to the motion is due on March 17, 2015.
In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former officials, one of whom is our former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket.
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
In Europe as it relates to the 2005 purchase of shares of Silec, the Company has pledged to the bank the following: Silec shares, segment assets such as land and buildings and certain General Cable entities in Spain and Portugal, which have been designated as guarantors.

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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2014 were as follows: 2015 — $37.3 million, 2016 — $31.7 million, 2017 — $27.0 million, 2018 — $17.9 million, 2019 — $6.8 million and thereafter $9.4 million. Rental expense recorded in income from continuing operations was $45.3 million, $47.0 million and $29.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, the Company had $75.1 million in letters of credit, $190.2 million in various performance bonds and $243.1 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
20. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our Latin America and Africa/Asia Pacific segments. As of December 31, 2014 and 2013, the Company has recorded on its Consolidated Balance Sheets an investment in unconsolidated affiliated companies of $17.5 million and $19.0 million, respectively. The Company’s share of the income of these companies is reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” In 2014, 2013 and 2012, equity in net earnings of affiliated companies was $1.4 million, $1.7 million, and $1.7 million, respectively. As of December 31, 2014, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Nostag GmBH & Co. KG 33%, Pakistan Cables Limited 24.6%, Keystone Electric Wire & Cable Co., Ltd. 20% and Thai Copper Rod Company Ltd. 18%.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	December 31, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$5.4	$—	$5.4	$—	$7.2	$—	$7.2
Equity securities	22.1	—	—	22.1	22.2	—	—	22.2
Total Assets	$22.1	$5.4	$—	$27.5	$22.2	$7.2	$—	$29.4
Liabilities:
Derivative liabilities	$—	$8.1	$—	$8.1	$—	$9.3	$—	$9.3
Total liabilities	$—	$8.1	$—	$8.1	$—	$9.3	$—	$9.3

At December 31, 2014, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
During the first quarter of 2014, the Company recognized a goodwill impairment charge of $155.1 million and an impairment charge of $93.4 million for the indefinite-lived trade name associated with the PDIC reporting unit. In addition, the Company recognized asset-related charges of $29.3 million related to the Company long-lived assets in Venezuela, $117.5 million related to the July 2014 restructuring plan and $13.1 million for the closure of the Brazil aluminum rod mill manufacturing plant in the year ended December 31, 2014.
To determine the fair value for the above assets, the Company considered appraisals, including discounted cash flows expected to result from the use and eventual disposition of the assets, utilizing standard valuation approaches, which incorporate Level 3 inputs. To determine the fair value of the asset groups, the Company employed both income and market-based approaches.  See Note 3 - Restructuring and Review of Strategic Alternatives and Operational Structure, Note 7 - Property, Plant and Equipment and Note 8 - Goodwill and Other Intangibles for additional details.
Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
22. Venezuelan Operations

2013 Devaluation and other 2013 government actions

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

First quarter 2014 devaluation and first quarter 2014 government actions

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

On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism (“SICAD 2”) which allows authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale of acquisitions of foreign currency. The SICAD 2 rate was intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014 and the approximate SICAD 2 rate at December 31, 2014 was 50 BsF per U.S. dollar.

After consultation with Venezuelan legal counsel, management had determined in the first quarter of 2014 that “foreign investments” in Exchange Agreement No. 25 should be interpreted to mean that future dividend remittances would be transacted at the exchange rate established through the SICAD 1 auction process, and should be used as the exchange rate required to remeasure the Company’s net monetary assets, after giving consideration to the U.S. dollar-denominated payables noted above which the Company expects the Venezuelan government to approve and settle by using U.S. dollars obtained at the official rate.

Effective in the first quarter the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SICAD 1 rate since that is the rate the Company believed, would have been applicable for future dividend remittances. In applying the March 28, 2014 SICAD 1 exchange rate of 10.8 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $83.1 million for the year ended December 31, 2014 which was included in Other income (expense) within the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company participated in two SICAD 1 auctions in the second quarter of 2014. The Company was successful in one of the two auctions and was awarded and granted payment for $15.2 million for the purchase of copper pounds.

At March 28, 2014, the Company did not intend to utilize the SICAD 2 foreign exchange mechanism at the prevailing exchange rates. The Company assessed a number of factors, including the limited number of SICAD 2 auctions held to date at the time, the Company’s ability to access the SICAD 2 exchange at that date, the restrictions placed on eligible participants, the amount of U.S. dollars available for purchase through the auction process, and the historical lack of official information about the resulting SICAD 2 rate at that date.  At that time, based upon its assessment, the Company did not believe it would be appropriate to use rates from the SICAD 2 exchange system for financial reporting purposes.

In addition to the aforementioned exchange controls, the Venezuelan President used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum pricing limits in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela is subject to price controls, which restricts the Company’s ability to increase prices more than 30% higher than product costs. Until this law is removed or revised to allow for a higher level of pricing, the Venezuelan operating profit margin is expected to be lower than historical and previously projected future profit levels.

Fourth quarter 2014 devaluation and fourth quarter 2014 government actions

As of December 31, 2014, given increased uncertainties and lack of liquidity, the Company determined the SICAD 2 floating auction rate would be the appropriate rate to use for financial reporting purposes. As of December 30, 2014, the Venezuela President took over the Central Bank's exchange mechanisms, removing the head of the CENCOEX. In addition, the SICAD 1 auctions have been increasingly restricted. The Company, in one SICAD 1 auction, was awarded $11.2 million for the purchase of copper pounds in the fourth quarter of 2014; however, as of December 31, 2014 the $11.2 million awarded had not been authorized for payment. There have been no companies that have been authorized for payment since October that were awarded U.S. dollars through the SICAD 1 auctions. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela are expected to result in lower than historical and previously projected future profit levels.

As of December 31, 2014, the Company has not participated in the SICAD 2 auctions, given the low dollar values awarded are generally not sufficient to purchase needed quantities of copper pounds. However, to maintain liquidity the Company intended to participate in future auctions. Although there were uncertainties related to the SICAD 2 auctions, at December 31, 2014 the Company believed the SICAD 2 floating rate would be applicable for future dividend remittances.

As of December 31, 2014, the Company used the SICAD 2 rate of approximately 50 BsF per U.S. dollar to remeasure all of its BsF-denominated assets and liabilities of its Venezuelan subsidiary. In applying the December 31, 2014 SICAD 2 exchange rate of 50 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $90.2 million for the year ended December 31, 2014 which was included in Other income (expense) within the Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Venezuela accounting considerations
In the first quarter of 2014, due to the estimated decline in operating results of the Venezuelan subsidiary related to the Venezuelan government's new foreign exchange laws, price controls and social unrest, the Company recognized a goodwill impairment charge of $155.1 million and an impairment charge of $93.4 million for the indefinite-lived trade name associated with the PDIC reporting unit in the year ended December 31, 2014. See Note 8 - Goodwill and Other Intangible Assets for additional information.
In the fourth quarter of 2014, due to the change in the rate used to remeasure the financial statements of the Venezuelan subsidiary(from SICAD 1 to SICAD 2), the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels; therefore, the Company recognized an impairment charge of $29.3 million related to the long-lived assets. See Note 7 - Property, Plant and Equipment for additional information.
In the fourth quarter of 2014, the Venezuelan government's default risk increased substantially as external finances continued to deteriorate due to the strong decrease in oil prices and downgrade in the credit rating. Based on the increased default risk and the downgrade in the credit rating the Company recognized a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government.
During 2014, the Venezuelan entity recorded $9.5 million of lower of cost or market charges. See Note 6 - Inventories for additional information.
2014 Venezuela results
During the years ended December 31, 2014 and 2013, the Company settled $5.7 million and $55.9 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela, respectively. In the year ended December 31, 2014, $4.9 million was authorized at the official rate and $0.8 million was authorized at the 4.30 BsF per U.S. dollar rate. There were approximately $44.3 million of U.S. dollar payables which the Company expects to settle at the SICAD 2 rate as of December 31, 2014. For the year ended December 31, 2013 settlements were made at the rate of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable. Settlements were made at the rate of of 4.30 BsF per U.S. dollar on U.S. dollar denominated intercompany payables and accounts payable in the year ended December 31, 2013 because the authorization for copper imports was submitted prior to the devaluation on February 13, 2013. For the year ended December 31, 2012, all transactions were settled at the 4.30 BsF per U.S. dollar rate, the official rate during this time.
At December 31, 2014 and 2013, the Company’s total assets in Venezuela were approximately $43 million and $367 million and total liabilities were approximately $51 million and $103 million, respectively. At December 31, 2014 and 2013, included within total assets were BsF denominated monetary assets of approximately $37 million and $238 million, which consisted primarily of approximately $31 million and $194 million of cash, and approximately $2 million and $40 million of accounts receivable, respectively. At December 31, 2014 and 2013, included within total liabilities were BsF denominated monetary liabilities of approximately $7 million and $65 million, which consisted primarily of accounts payable and other accruals.
Sales in Venezuela were 2% and 4% of our consolidated net sales for each of the years ended December 31, 2014 and 2013. Operating loss in Venezuela was 27% of our consolidated operating income loss or the year ended December 31, 2014 and operating income in Venezuela was 31% of our consolidated operating income for the year ended December 31, 2013, respectively. For the year ended December 31, 2014, Venezuela’s sales and cost of goods sold were approximately 100% and 66% BsF denominated and approximately 0% and 34% U.S. dollar denominated, respectively. For the year ended December 31, 2013, Venezuela’s sales and cost of goods sold were approximately 99% and 41% BsF denominated and approximately 1% and 59% U.S. dollar denominated, respectively.
At December 31, 2014, $44.3 million U.S. dollar denominated intercompany payables remained pending over 180 days, which we expected would be settled at the SICAD 2 rate. At December 31, 2013, $37.6 million U.S. dollar denominated intercompany payables remained pending with CADIVI, which were expected to be settled at the 6.30 BsF per U.S. dollar rate. Approximately $22.4 million of the requested settlements had been pending up to 30 days, $15.1 million had been pending up to 180 days, and $0.1 million had pending over 180 days. Currency exchange controls in Venezuela continue to limit our ability to remit funds from Venezuela. We do not consider the net assets of Venezuela to be integral to our ability to service our debt and operational requirements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$1,430.1	$1,531.3	$1,471.7	$1,546.7
Gross profit	132.1	131.8	26.6	102.7
Net income (loss) attributable to Company common shareholders	(315.4)	(24.8)	(124.2)	(163.2)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(315.4)	(24.8)	(124.2)	(163.2)
Earnings (loss) per common share — basic	$(6.42)	$(0.51)	$(2.55)	$(3.35)
Earnings (loss) per common share — assuming dilution	$(6.42)	$(0.51)	$(2.55)	$(3.35)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$1,543.7	$1,659.1	$1,557.1	$1,661.3
Gross profit	156.9	192.8	160.2	193.8
Net income (loss) attributable to Company common shareholders	(45.8)	8.2	5.7	13.8
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(45.8)	8.3	5.8	13.9
Earnings (loss) per common share — basic	$(0.92)	$0.17	$0.11	$0.28
Earnings (loss) per common share — assuming dilution	$(0.92)	$0.16	$0.11	$0.27

24. Supplemental Guarantor Condensed Financial Information
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

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,064.9	$3,914.9	$—	$5,979.8
Intercompany	58.8	303.6	200.3	(562.7)	—
	58.8	2,368.5	4,115.2	(562.7)	5,979.8
Cost of sales	—	2,103.8	3,986.7	(503.9)	5,586.6
Gross profit	58.8	264.7	128.5	(58.8)	393.2
Goodwill impairment charge	—	—	155.1	—	155.1
Intangible asset impairment charges	—	2.1	96.7	—	98.8
Selling, general and administrative expenses	49.9	181.3	278.3	(58.8)	450.7
Operating income (loss)	8.9	81.3	(401.6)	—	(311.4)
Other income (expense)	(1.5)	5.3	(216.7)	—	(212.9)
Interest income (expense):
Interest expense	(63.0)	(65.7)	(57.0)	69.4	(116.3)
Interest income	55.2	13.9	4.8	(69.4)	4.5
	(7.8)	(51.8)	(52.2)	—	(111.8)
Income (loss) before income taxes	(0.4)	34.8	(670.5)	—	(636.1)
Income tax (provision) benefit	0.1	(11.4)	3.0	—	(8.3)
Equity in net earnings of affiliated companies and subsidiaries	(627.3)	(650.7)	0.8	1,278.6	1.4
Net income (loss) including noncontrolling interest	(627.6)	(627.3)	(666.7)	1,278.6	(643.0)
Less: net income (loss) attributable to noncontrolling interest	—	—	(15.4)	—	(15.4)
Net income (loss) attributable to Company common shareholders	$(627.6)	$(627.3)	$(651.3)	$1,278.6	$(627.6)
Comprehensive income (loss):
Net income (loss)	$(627.6)	$(627.3)	$(666.7)	$1,278.6	$(643.0)
Currency translation gain (loss)	(118.0)	(118.0)	(61.0)	199.7	(97.3)
Defined benefit plan adjustments, net of tax	(25.7)	(25.7)	(12.4)	38.1	(25.7)
Other, net of tax	(7.6)	(7.6)	—	7.6	(7.6)
Comprehensive income (loss), net of tax	(778.9)	(778.6)	(740.1)	1,524.0	(773.6)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	5.3	—	5.3
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(778.9)	$(778.6)	$(745.4)	$1,524.0	$(778.9)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,233.0	$4,188.2	$—	$6,421.2
Intercompany	56.0	292.0	281.4	(629.4)	—
	56.0	2,525.0	4,469.6	(629.4)	6,421.2
Cost of sales	—	2,244.5	4,046.4	(573.4)	5,717.5
Gross profit	56.0	280.5	423.2	(56.0)	703.7
Selling, general and administrative expenses	43.4	191.0	313.6	(56.0)	492.0
Operating income	12.6	89.5	109.6	—	211.7
Other income (expense)	—	(6.2)	(60.5)	—	(66.7)
Interest income (expense):
Interest expense	(86.9)	(110.7)	(48.1)	120.8	(124.9)
Interest income	105.1	15.2	7.4	(120.8)	6.9
	18.2	(95.5)	(40.7)	—	(118.0)
Income (loss) before income taxes	30.8	(12.2)	8.4	—	27.0
Income tax (provision) benefit	(11.5)	13.8	(41.1)	—	(38.8)
Equity in net earnings of affiliated companies and subsidiaries	(37.1)	(38.7)	0.8	76.7	1.7
Net income (loss) including noncontrolling interest	(17.8)	(37.1)	(31.9)	76.7	(10.1)
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	—	—	7.7	—	7.7
Net income (loss) attributable to Company common shareholders	$(18.1)	$(37.1)	$(39.6)	$76.7	$(18.1)
Comprehensive income (loss):
Net income (loss)	$(17.8)	$(37.1)	$(31.9)	$76.7	$(10.1)
Currency translation gain (loss)	(39.2)	(39.2)	(55.8)	87.3	(46.9)
Defined benefit plan adjustments, net of tax	31.8	31.8	12.3	(43.9)	32.0
Change in fair value of derivatives, net of tax	(0.1)	(0.1)	0.3	0.2	0.3
Comprehensive income (loss), net of tax	(25.3)	(44.6)	(75.1)	120.3	(24.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	0.6	—	0.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(25.3)	$(44.6)	$(75.7)	$120.3	$(25.3)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,015.8	$4,043.7	$—	$6,059.5
Intercompany	54.4	150.3	320.6	(525.3)	—
	54.4	2,166.1	4,364.3	(525.3)	6,059.5
Cost of sales	—	1,903.6	4,001.9	(470.9)	5,434.6
Gross profit	54.4	262.5	362.4	(54.4)	624.9
Selling, general and administrative expenses	41.5	152.6	285.8	(54.4)	425.5
Operating income	12.9	109.9	76.6	—	199.4
Other income (expense)	—	—	(2.9)	—	(2.9)
Interest income (expense):
Interest expense	(70.6)	(96.1)	(48.0)	107.9	(106.8)
Interest income	91.6	15.5	7.3	(107.9)	6.5
Loss on extinguishment of debt	(9.3)	—	—	—	(9.3)
	11.7	(80.6)	(40.7)	—	(109.6)
Income (loss) before income taxes	24.6	29.3	33.0	—	86.9
Income tax (provision) benefit	(10.9)	(11.0)	(56.7)	—	(78.6)
Equity in net earnings of affiliated companies and subsidiaries	(9.4)	(27.7)	1.2	37.6	1.7
Net income (loss) including noncontrolling interest	4.3	(9.4)	(22.5)	37.6	10.0
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	—	—	5.7	—	5.7
Net income (loss) attributable to Company common shareholders	$4.0	$(9.4)	$(28.2)	$37.6	$4.0
Comprehensive income (loss):
Net income (loss)	$4.3	$(9.4)	$(22.5)	$37.6	$10.0
Currency translation gain (loss)	8.4	7.6	5.1	(11.2)	9.9
Defined benefit plan adjustments, net of tax	(21.4)	(21.4)	(20.0)	41.5	(21.3)
Change in fair value of derivatives, net of tax	5.8	5.8	2.8	(8.4)	6.0
Comprehensive income (loss), net of tax	(2.9)	(17.4)	(34.6)	59.5	4.6
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	7.5	—	7.5
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(2.9)	$(17.4)	$(42.1)	$59.5	$(2.9)

Condensed Balance Sheet Information
December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.2	$204.6	$—	$205.8
Receivables, net of allowances	—	273.7	733.3	—	1,007.0
Inventories	—	406.9	611.9	—	1,018.8
Deferred income taxes	—	15.6	16.8	—	32.4
Prepaid expenses and other	1.6	30.6	74.2	—	106.4
Assets held for sale	—	—	25.7	—	25.7
Total current assets	1.6	728.0	1,666.5	—	2,396.1
Property, plant and equipment, net	0.5	209.0	548.9	—	758.4
Deferred income taxes	—	—	24.8	—	24.8
Intercompany accounts	1,280.8	402.4	94.1	(1,777.3)	—
Investment in subsidiaries	269.9	643.9	—	(913.8)	—
Goodwill	—	13.8	12.3	—	26.1
Intangible assets, net	—	11.4	53.7	—	65.1
Unconsolidated affiliated companies	—	8.3	9.2	—	17.5
Other non-current assets	12.1	33.7	32.9	—	78.7
Total assets	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.8	$565.3	$—	$672.1
Accrued liabilities	11.2	114.5	281.5	—	407.2
Current portion of long-term debt	125.0	—	278.5	—	403.5
Total current liabilities	136.2	221.3	1,125.3	—	1,482.8
Long-term debt	778.8	136.8	18.3	—	933.9
Deferred income taxes	196.8	(40.9)	27.1	—	183.0
Intercompany accounts	—	1,374.5	402.8	(1,777.3)	—
Other liabilities	1.0	88.9	150.1	—	240.0
Total liabilities	1,112.8	1,780.6	1,723.6	(1,777.3)	2,839.7
Redeemable noncontrolling interest	—	—	13.8	—	13.8
Total Company shareholders’ equity	452.1	269.9	643.9	(913.8)	452.1
Noncontrolling interest	—	—	61.1	—	61.1
Total liabilities and equity	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7

Condensed Balance Sheet Information
December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$0.2	$2.2	$416.4	$—	$418.8
Receivables, net of allowances	—	258.5	913.2	—	1,171.7
Inventories	—	438.0	801.6	—	1,239.6
Deferred income taxes	—	23.3	26.9	—	50.2
Prepaid expenses and other	1.9	32.7	91.6	—	126.2
Total current assets	2.1	754.7	2,249.7	—	3,006.5
Property, plant and equipment, net	0.6	231.9	859.5	—	1,092.0
Deferred income taxes	—	—	15.8	—	15.8
Intercompany accounts	1,305.5	507.7	35.8	(1,849.0)	—
Investment in subsidiaries	1,050.4	1,332.3	—	(2,382.7)	—
Goodwill	—	13.7	170.9	—	184.6
Intangible assets, net	—	15.5	167.4	—	182.9
Unconsolidated affiliated companies	—	8.0	11.0	—	19.0
Other non-current assets	13.7	33.8	30.6	—	78.1
Total assets	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$118.5	$752.1	$—	$870.6
Accrued liabilities	13.8	103.9	317.2	—	434.9
Current portion of long-term debt	—	—	250.3	—	250.3
Total current liabilities	13.8	222.4	1,319.6	—	1,555.8
Long-term debt	902.0	225.0	9.6	—	1,136.6
Deferred income taxes	175.2	(19.4)	78.0	—	233.8
Intercompany accounts	—	1,339.7	509.3	(1,849.0)	—
Other liabilities	1.1	79.5	175.3	—	255.9
Total liabilities	1,092.1	1,847.2	2,091.8	(1,849.0)	3,182.1
Redeemable noncontrolling interest	—	—	17.0	—	17.0
Total Company shareholders’ equity	1,280.2	1,050.4	1,332.3	(2,382.7)	1,280.2
Noncontrolling interest	—	—	99.6	—	99.6
Total liabilities and equity	$2,372.3	$2,897.6	$3,540.7	$(4,231.7)	$4,578.9

Condensed Statement of Cash Flows Information
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$0.6	$116.9	$30.8	$(15.1)	$133.2
Cash flows of investing activities:
Capital expenditures	—	(34.3)	(55.3)	—	(89.6)
Proceeds from properties sold	—	16.6	4.8	—	21.4
Disposal of a subsidiary, net of cash disposed of	—	—	52.4	—	52.4
Intercompany accounts	—	(19.8)	—	19.8	—
Other	—	(1.6)	1.4	—	(0.2)
Net cash flows of investing activities	—	(39.1)	3.3	19.8	(16.0)
Cash flows of financing activities:
Dividends paid to shareholders	(35.4)	—	—	—	(35.4)
Intercompany accounts	65.0	49.3	(109.6)	(4.7)	—
Proceeds from other debt	—	1,406.6	1,283.3	—	2,689.9
Repayments of other debt	—	(1,494.9)	(1,245.4)	—	(2,740.3)
Purchase of noncontrolling interest	—	(1.5)	0.8	—	(0.7)
Dividends paid to noncontrolling interest	—	—	(6.2)	—	(6.2)
Repurchase of common shares	(30.7)	—	—	—	(30.7)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Net cash flows of financing activities	(0.8)	(40.5)	(77.1)	(4.7)	(123.1)
Effect of exchange rate changes on cash and cash equivalents	—	(38.3)	(167.5)	—	(205.8)
Cash held for sale	—	—	(1.3)	—	(1.3)
Increase (decrease) in cash and cash equivalents	(0.2)	(1.0)	(211.8)	—	(213.0)
Cash and cash equivalents — beginning of period	0.2	2.2	416.4	—	418.8
Cash and cash equivalents — end of period	$—	$1.2	$204.6	$—	$205.8

Condensed Statement of Cash Flows Information
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$56.0	$100.1	$(117.9)	$—	$38.2
Cash flows of investing activities:
Capital expenditures	(0.3)	(29.1)	(59.7)	—	(89.1)
Acquisitions, net of cash acquired	—	(2.3)	(4.6)	—	(6.9)
Proceeds from properties sold	—	0.3	0.1	—	0.4
Other	—	(43.7)	44.7	—	1.0
Net cash flows of investing activities	(0.3)	(74.8)	(19.5)	—	(94.6)
Cash flows of financing activities:
Dividends paid to shareholders	(27.0)	—	—	—	(27.0)
Intercompany accounts	280.0	(306.0)	26.0	—	—
Proceeds from other debt	—	420.0	1,225.3	—	1,645.3
Repayments of other debt	—	(194.9)	(1,162.7)	—	(1,357.6)
Settlement of long term debt including fees and expenses	(355.0)	—	—	—	(355.0)
Purchase of noncontrolling interest	—	8.2	(12.2)	—	(4.0)
Dividends paid to noncontrolling interest	—	—	(5.3)	—	(5.3)
Repurchase of common shares	(19.5)	—	—	—	(19.5)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities	(120.8)	(72.7)	71.1	—	(122.4)
Effect of exchange rate changes on cash and cash equivalents	—	5.4	(30.1)	—	(24.7)
Increase (decrease) in cash and cash equivalents	(65.1)	(42.0)	(96.4)	—	(203.5)
Cash and cash equivalents — beginning of period	65.3	44.2	512.8	—	622.3
Cash and cash equivalents — end of period	$0.2	$2.2	$416.4	$—	$418.8

Condensed Statement of Cash Flows Information
Year Ended December 31, 2012

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$55.6	$58.6	$158.4	$—	$272.6
Cash flows of investing activities:
Capital expenditures	(0.2)	(25.1)	(83.3)	—	(108.6)
Acquisitions, net of cash acquired	—	(175.3)	(111.2)	—	(286.5)
Return of investment intercompany dividends	—	90.8	(90.8)	—	—
Proceeds from properties sold	—	0.1	4.4	—	4.5
Other	(29.2)	(129.0)	158.5	—	0.3
Net cash flows of investing activities	(29.4)	(238.5)	(122.4)	—	(390.3)
Cash flows of financing activities:
Preferred stock dividend paid	(0.3)	—	—	—	(0.3)
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)	—	—	—	(0.6)
Intercompany accounts	(342.1)	243.5	98.6	—	—
Proceeds from other debt	—	692.5	781.1	—	1,473.6
Repayments of other debt	—	(727.3)	(833.5)	—	(1,560.8)
Issuance of long term debt	600.0	—	—	—	600.0
Settlement of long term debt including fees and expenses	(217.7)	—	—	—	(217.7)
Dividends paid to noncontrolling interest	—	—	(3.5)	—	(3.5)
Repurchase of common shares	(1.2)	—	—	—	(1.2)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	38.2	208.7	42.7	—	289.6
Effect of exchange rate changes on cash and cash equivalents	0.8	6.9	8.6	—	16.3
Increase (decrease) in cash and cash equivalents	65.2	35.7	87.3	—	188.2
Cash and cash equivalents — beginning of period	0.1	8.5	425.5	—	434.1
Cash and cash equivalents — end of period	$65.3	$44.2	$512.8	$—	$622.3
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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended
(in millions)	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Beginning Balance	$1,305.5	$1,566.7	$1,210.4
Non-cash transactions
Deferred tax	21.4	7.1	5.9
Equity based awards	13.8	11.7	11.7
Foreign currency and other	5.1	—	(3.4)
Cash transactions	(65.0)	(280.0)	342.1
Ending Balance	$1,280.8	$1,305.5	$1,566.7
Dividends
There were no dividend payments to the Parent Company from the Guarantor Subsidiaries in the twelve months ended December 31, 2014, 2013, and 2012.
Parent Company Long-Term Debt
At December 31, 2014 and 2013, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

(in millions)	Dec 31, 2014	Dec 31, 2013
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(259.7)	(261.5)
0.875% Convertible Notes due 2013	—	—
Debt discount on 0.875% Convertible Notes due 2013	—	—
Senior Floating Rate Notes	125.0	125.0
Other	9.0	9.0
Total Parent Company debt	903.8	902.0
Less current maturities	125.0	—
Parent Company Long-term debt	$778.8	$902.0

(in millions)	2015	2016	2017	2018	2019
Debt maturities	$125.0	$—	$—	$—	$—
Long-term debt related to the Parent Company is discussed in Note 10 - Long-Term Debt.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 10 - Long-Term Debt and Note 19 - Commitments and Contingencies.

25. Subsequent Events
A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading February 12, 2015, replacing the previous SICAD 2 mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. At December 31, 2014 our net monetary asset position denominated in Venezuelan bolivar was $37 million. We believe that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism including SIMADI. Consequently, we are not able to estimate the financial effect of using the SIMADI. We anticipate recognizing further remeasurement charges in the first quarter of 2015 and will continue to monitor the impact on our financial statements of the evolving Venezuela exchange rate.
On February 20, 2015, based on the analysis completed at that time with the assistance of our external counsel and forensic accountants, we concluded that we were able to reasonably estimate the amount of profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above, which we believe are likely to ultimately be disgorged. As a result, we have recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Accounts Receivable Allowances:
Beginning balance	$39.2	$38.3	$21.2
Impact of foreign currency exchange rate changes	(4.2)	(1.9)	0.3
Provision	9.9	9.4	21.9
Write-offs	(12.9)	(6.6)	(5.1)
Ending balance	$32.0	$39.2	$38.3
Deferred Tax Valuation Allowance:
Beginning balance	$93.8	$77.8	$40.0
Additions charged to tax expense	111.0	26.0	31.6
Changes attributable to acquisitions and dispositions	(1.2)	—	0.4
Changes impacting equity and other movements	(45.4)	(8.8)	6.2
Reductions from utilization and reassessments	(12.8)	(1.2)	(0.4)
Ending balance	$145.4	$93.8	$77.8