Form 10-Q
period 2015-04-03
GENERAL CABLE CORP /DE/
filed 2015-05-11
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2015
Common Stock, $0.01 par value	48,887,767

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data) (unaudited)

	Three Fiscal Months Ended
	April 3, 2015	March 28, 2014
Net sales	$1,262.3	$1,430.1
Cost of sales	1,141.6	1,298.0
Gross profit	120.7	132.1
Selling, general and administrative expenses	109.6	120.7
Goodwill impairment charge	3.2	155.1
Intangible asset impairment charges	—	93.4
Operating income (loss)	7.9	(237.1)
Other income (expense)	(24.9)	(97.7)
Interest income (expense):
Interest expense	(25.2)	(27.4)
Interest income	0.9	1.2
	(24.3)	(26.2)
Income (loss) before income taxes	(41.3)	(361.0)
Income tax (provision) benefit	0.2	21.4
Equity in net earnings of affiliated companies	0.2	0.2
Net income (loss) including noncontrolling interest	(40.9)	(339.4)
Less: net income (loss) attributable to noncontrolling interest	(2.8)	(24.0)
Net income (loss) attributable to Company common shareholders	$(38.1)	$(315.4)
Earnings (loss) per share
Earnings (loss) per common share-basic	$(0.78)	$(6.42)
Weighted average common shares-basic	48.8	49.1
Earnings (loss) per common share-assuming dilution	$(0.78)	$(6.42)
Weighted average common shares-assuming dilution	48.8	49.1
Dividends per common share	$0.18	$0.18
Comprehensive income (loss):
Net income (loss)	$(40.9)	$(339.4)
Currency translation gain (loss)	(44.6)	(10.8)
Defined benefit plan adjustments, net of tax of $1.5 million in the three months ended April 3, 2015 and $0.5 million in the three months ended March 28, 2014	3.0	0.9
Comprehensive income (loss), net of tax	(82.5)	(349.3)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(6.4)	(25.0)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(76.1)	$(324.3)
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	April 3, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$167.6	$205.8
Receivables, net of allowances of $29.2 million at April 3, 2015 and $32.0 million at December 31, 2014	969.4	1,007.0
Inventories	978.1	1,018.8
Deferred income taxes	31.7	32.4
Prepaid expenses and other	79.8	106.4
Assets held for sale	13.1	25.7
Total current assets	2,239.7	2,396.1
Property, plant and equipment, net	704.6	758.4
Deferred income taxes	34.8	24.8
Goodwill	22.4	26.1
Intangible assets, net	61.2	65.1
Unconsolidated affiliated companies	9.1	17.5
Other non-current assets	71.2	78.7
Total assets	$3,143.0	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$730.1	$672.1
Accrued liabilities	366.6	407.2
Current portion of long-term debt	221.4	403.5
Total current liabilities	1,318.1	1,482.8
Long-term debt	991.9	933.9
Deferred income taxes	184.0	183.0
Other liabilities	220.9	240.0
Total liabilities	2,714.9	2,839.7
Commitments and contingencies (see Note 18)
Redeemable noncontrolling interest	12.8	13.8
Total equity:
Common stock, $0.01 par value, issued and outstanding shares:
April 3, 2015 – 48,882,616 (net of 9,927,350 treasury shares)
December 31, 2014 – 48,683,493 (net of 10,126,473 treasury shares)	0.6	0.6
Additional paid-in capital	711.3	714.8
Treasury stock	(180.4)	(184.3)
Retained earnings	137.4	184.4
Accumulated other comprehensive income (loss)	(301.4)	(263.4)
Total Company shareholders’ equity	367.5	452.1
Noncontrolling interest	47.8	61.1
Total equity	415.3	513.2
Total liabilities, redeemable noncontrolling interest and equity	$3,143.0	$3,366.7
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions) (unaudited)

	Three Fiscal Months Ended
	April 3, 2015	March 28, 2014
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$(40.9)	$(339.4)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	27.6	32.2
Amortization of restricted stock awards	—	0.1
Foreign currency exchange (gain) loss	24.3	86.5
Deferred income taxes	(3.5)	(15.9)
Non-cash asset impairment charges	14.2	256.5
Convertible debt instruments non-cash interest charges	0.5	0.4
(Gain) loss on disposal of subsidiaries	(1.1)	—
(Gain) loss on disposal of property	0.7	2.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(12.9)	(57.1)
(Increase) decrease in inventories	(5.1)	(101.8)
(Increase) decrease in other assets	21.6	3.0
Increase (decrease) in accounts payable, accrued and other liabilities	72.6	97.1
Net cash flows of operating activities	98.0	(35.5)
Cash flows of investing activities:
Capital expenditures	(20.5)	(27.0)
Proceeds from properties sold	0.9	0.2
Disposal of subsidiaries, net of cash disposed of	20.3	—
Other	0.2	0.1
Net cash flows of investing activities	0.9	(26.7)
Cash flows of financing activities:
Dividends paid to shareholders	(8.9)	(9.0)
Proceeds from debt	1,003.8	601.0
Repayments of debt	(1,101.6)	(511.9)
Dividends paid to noncontrolling interest	1.5	—
Repurchase of common shares	—	(30.7)
Proceeds from exercise of stock options	0.1	0.1
Net cash flows of financing activities	(105.1)	49.5
Effect of exchange rate changes on cash and cash equivalents	(32.0)	(90.3)
Increase (decrease) in cash and cash equivalents	(38.2)	(103.0)
Cash and cash equivalents – beginning of period	205.8	418.8
Cash and cash equivalents – end of period	$167.6	$315.8
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$1.3	$6.3
Interest paid	$28.1	$10.7
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$10.7	$13.6
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2014	$513.2	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$61.1
Comprehensive income (loss)	(82.5)				(38.1)	(38.0)	(6.4)
Common stock dividend	(8.9)				(8.9)
Excess tax benefit (deficiency) from stock compensation	(1.5)		(1.5)
Dividends paid to noncontrolling interest	(1.5)						(1.5)
Sale of noncontrolling interests related to Fiji operations	(5.4)						(5.4)
Other – issuance pursuant to restricted stock, stock options and other	1.9		(2.0)	3.9
Balance, April 3, 2015	$415.3	$0.6	$711.3	$(180.4)	$137.4	$(301.4)	$47.8

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2013	$1,379.8	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$99.6
Comprehensive income (loss)	(349.3)				(315.4)	(8.9)	(25.0)
Common stock dividend	(9.0)				(9.0)
Repurchase of common shares	(30.7)			(30.7)
Other – issuance pursuant to restricted stock, stock options and other	2.5		2.2	0.3
Balance, March 28, 2014	$993.3	$0.6	$701.8	$(185.7)	$523.0	$(121.0)	$74.6
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended April 3, 2015 are not necessarily indicative of results that may be expected for the full year. The December 31, 2014 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. The Company’s fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September.

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
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2014 Annual Report on Form 10-K. In the three months ended April 3, 2015, there have been no significant changes to these policies. There have been no accounting pronouncements adopted by the Company in 2015.
The following accounting pronouncement was adopted and became effective with respect to the Company in 2014:
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The Company elected to early adopt the guidance and implemented ASU 2014-08 for the year ended December 31, 2014. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. There were no disposals of components of the Company that were reported as discontinued operations in the quarter ended April 3, 2015. The Company will continually evaluate the status of discontinued operations each quarter to ensure compliance with ASU 2014-08 requirements.
The following accounting pronouncements, which will become effective in future periods with respect to the Company, were issued in 2015 and 2014:
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance outlines a single, comprehensive model for accounting for revenue from contracts with customers. The Company will adopt the standard on January 1, 2018. The Company is evaluating the impact that the standard will have on its Consolidated Financial Statements.
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
3.    Restructuring and Review of Strategic Alternatives and Operational Structure
July 2014 restructuring program

In July 2014, the Company announced a comprehensive restructuring program. The restructuring program, which builds on the Company's previously launched productivity and asset optimization plans, is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing initiatives to reduce selling, general and administrative ("SG&A") expenses globally. During the first quarter of 2015, the Company continued with incremental restructuring actions including SG&A cost reduction and further asset optimization plans in North America and Europe.

The Company expects to incur approximately $225 million in before-tax restructuring charges. The total expected costs are $27 million in the North America segment, $145 million in the Europe segment, $38 million in the Latin America segment and $15 million in the Africa/Asia Pacific segment. As of April 3, 2015, aggregate costs incurred are $10.7 million in the North America segment, $124.7 million in the Europe segment, $31.6 million in the Latin America segment, and $14.8 million in the Africa/Asia Pacific segment. For the three months ended April 3, 2015, the Company incurred charges of $15.5 million. In the three months ended April 3, 2015, costs incurred were $3.9 million in the North America segment, $9.1 million in the Europe segment, $2.9 million in the Latin America segment, and $(0.4) million in the Africa/Asia Pacific segment. For the three months ended April 3, 2015, approximately $8.6 million of these charges were recorded in the Cost of sales caption and $6.9 million of these charges were recorded as SG&A expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. Restructuring costs incurred consist primarily of employee separation costs and asset-related costs to exit or realign facilities. The Company is also incurring other costs as outlined below. Changes in the restructuring reserve and activity for the three months ended April 3, 2015 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$70.0	$125.0	$30.0	$225.0
Balance, December 31, 2014	$32.4	$—	$1.0	$33.4
Net provisions	9.6	1.2	4.7	15.5
Net benefits charged against the assets	—	(1.2)	(2.1)	(3.3)
Payments	(6.9)	—	(2.5)	(9.4)
Foreign currency translation	(2.5)	—	(0.1)	(2.6)
Balance, April 3, 2015	$32.6	$—	$1.0	$33.6
Remaining expected restructuring charges	$21.7	$6.3	$15.2	$43.2
Employee Separation Costs
The Company recorded employee separation costs of $9.6 million in the three months ended April 3, 2015, consisting of $3.7 million in North America, $5.0 million in Europe, $0.8 million in Latin America, and $0.1 million in Africa/Asia Pacific.
Employee separation costs include severance, retention bonuses and pension costs. As of April 3, 2015, employee separation costs included severance charges for approximately 1,130 employees; approximately 915 of these employees were classified as manufacturing employees and approximately 215 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations and the amounts are based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations or as charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.
Asset-Related Costs
The Company recorded asset-related costs of $1.2 million in the three months ended April 3, 2015. The long-lived asset impairment charges primarily consist of $1.8 million in Latin America in the three months ended April 3, 2015.
Asset-related costs consist of both asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. Charges for accelerated depreciation relate to long-lived assets that will be taken out of service prior to the end of their normal service period. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets as the restructuring program is executed.
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
Other Costs
The Company recorded other restructuring-type charges of $4.7 million in the three months ended April 3, 2015. The other restructuring-type charges were $0.2 million in North America, $4.7 million in Europe, $0.3 million in Latin America, and $(0.5) million in Africa/Asia Pacific.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.
October 2014 review of strategic alternatives and operational structure

In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific in order to simplify the Company's geographic portfolio and reduce operational complexity. The October divestiture plan is focused on the sale and closure of the Company's non-core assets. The Company expects to incur approximately $14 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Such amounts are reflected in the North America segment. Charges incurred in the three months ended April 3, 2015 were immaterial.

As part of this plan, in the first quarter of 2015, the Company completed the sale of its interests in joint ventures including Dominion Wire and Cables ("Fiji"), 51% interest, and Keystone Electric Wire and Cable ("Keystone"), 20% interest, for cash consideration of $9.3 million and $11.0 million, respectively. In the three months ended April 3, 2015, the pre-tax loss on the sale from the disposition of Fiji recognized was $2.6 million and the pre-tax gain from the disposition of Keystone recognized was $3.6 million and are included in the SG&A caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Also, as part of this plan, in the fourth quarter of 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million. The results of PDP and PDEP are reported in the Africa/Asia Pacific segment for the three months ended March 28, 2014. The pre-tax loss of PDP and PDEP for the three months ended March 28, 2014 was $2.3 million. The pre-tax loss attributable to the Company for the three months ended March 28, 2014 was $1.4 million.The pre-tax profit of PDP and PDEP for the year ended December 31, 2014 was $10.4 million. The pre-tax profit attributable to the Company for the year ended December 31, 2014 was $6.2 million. The pre-tax gain on the sale from the disposition of PDP and PDEP recognized in the quarter ended December 31, 2014 was $17.6 million and is included in the SG&A caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The sale of PDP and PDEP is considered a disposal of significant component of an entity.
The Company reviewed each component entity in the Company's Africa/Asia Pacific reportable segment to determine if the assets should be considered held for sale. As of April 3, 2015, the Company determined that the remaining component entities within the Africa/Asia Pacific segment did not meet the held for sale criteria set forth in ASC 360 primarily driven by management’s belief that the probability of a sale within one year is uncertain. The Company assessed the discontinued operations financial reporting treatment for those businesses which were contemplated as part of the divestiture plan. Management believes the planned actions in total meet the requirements of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results; however, none of the remaining entities within the component group meet the requirements to be considered held for sale at April 3, 2015 as noted above, and the individual and combined results of the entities that have been disposed of to date (PDP and PDEP, Fiji and Keystone) are not considered a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Therefore, the financial results of the Africa/Asia Pacific reportable segment are presented as continuing operations in the Condensed Consolidated Financial Statements.

4.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended April 3, 2015 and March 28, 2014, the Company recorded other expense of $24.9 million and $97.7 million, respectively. For the three months ended April 3, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and remeasurement of the local balance sheet at 192.7125 BsF per U.S. dollar which resulted in an expense of $22.5 million, $1.8 million related to other foreign currency transaction losses and $0.6 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended March 28, 2014, other expense was primarily attributable to $83.1 million related to a Venezuela currency devaluation and $14.6 million related to losses on derivative instruments that were not designated as cash flow hedges.
Refer to Note 21 - Venezuelan Operations for more information related to recent developments regarding the Company's Venezuelan operations.
5.    Inventories
Approximately 86% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market.

(in millions)	April 3, 2015	December 31, 2014
Raw materials	$219.1	$237.1
Work in process	152.5	166.5
Finished goods	606.5	615.2
Total	$978.1	$1,018.8
6.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	April 3, 2015	December 31, 2014
Land	$69.8	$73.9
Buildings and leasehold improvements	258.1	270.3
Machinery, equipment and office furnishings	880.0	905.1
Construction in progress	31.6	36.6
Total gross book value	1,239.5	1,285.9
Less accumulated depreciation	(534.9)	(527.5)
Total net book value	$704.6	$758.4
Depreciation expense for the three fiscal months ended April 3, 2015 and March 28, 2014 was $24.1 million and $29.0 million, respectively.

No material impairment charges occurred during the three fiscal months ended April 3, 2015 and March 28, 2014 related to long-lived intangible assets.
7.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (millions of dollars):

Tables of Contents

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Total
Balance, December 31, 2014	$17.0	$3.0	$6.1	$26.1	$0.3	$0.4	$0.7
Currency translation and other adjustments	(0.3)	(0.1)	(0.1)	(0.5)	—	—	—
Goodwill and indefinite-lived asset impairment	—	—	(3.2)	(3.2)	—	—	—
Balance, April 3, 2015	$16.7	$2.9	$2.8	$22.4	$0.3	$0.4	$0.7
The amounts of other intangible assets were as follows (millions of dollars):

	April 3, 2015	December 31, 2014
Amortized intangible assets:
Amortized intangible assets	$168.4	$168.4
Accumulated amortization	(102.8)	(99.8)
Foreign currency translation adjustment	(5.1)	(4.2)
Amortized intangible assets, net	$60.5	$64.4
Amortized intangible assets are stated at cost less accumulated amortization as of April 3, 2015 and December 31, 2014. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the three months ended April 3, 2015 and March 28, 2014 was $3.0 million and $3.0 million, respectively. The estimated amortization expense during the twelve month periods beginning April 3, 2015 through April 4, 2020 and thereafter, based on exchange rates as of April 3, 2015, is $13.3 million, $12.1 million, $9.2 million, $6.3 million, $5.6 million and $14.0 million thereafter.

8.	Long-Term Debt

(in millions)	April 3, 2015	December 31, 2014
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount on Subordinated Convertible Notes	(259.3)	(259.7)
Senior Floating Rate Notes due 2015 ("Senior Floating Rate Notes")	—	125.0
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	202.4	136.8
Other	9.0	9.0
Europe debt	9.6	10.5
Latin America credit facilities	179.2	238.6
Africa/Asia Pacific credit facilities	42.9	47.7
Total debt	1,213.3	1,337.4
Less current maturities	221.4	403.5
Long-term debt	$991.9	$933.9
At April 3, 2015, maturities of long-term debt during the twelve month periods beginning April 3, 2015 through April 4, 2020 and thereafter are $221.4 million, $4.0 million, $2.9 million, $203.2 million and $0.8 million, respectively, and $781.0 million thereafter.

The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

Tables of Contents

	5.75% Senior Notes
(in millions)	April 3, 2015	December 31, 2014
Face Value	$600.0	$600.0
Fair Value (Level 2)	564.0	483.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes outstanding as of April 3, 2015 and December 31, 2014 were as follows:

	Subordinated Convertible Notes
(in millions)	April 3, 2015	December 31, 2014
Face value	$429.5	$429.5
Debt discount	(259.3)	(259.7)
Book value	170.2	169.8
Fair value (Level 1)	345.5	313.1
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
Senior Floating Rate Notes
On March 31, 2015, the Company used proceeds from the Revolving Credit Facility to repay principal of $125 million and accrued interest of $0.8 million on the Senior Floating Rate Notes due April 2015.

Tables of Contents

The Company’s Senior Floating Rate Notes outstanding as of April 3, 2015 and December 31, 2014 were as follows:

	Senior Floating Rate Notes
(in millions)	April 3, 2015	December 31, 2014
Face value	$—	$125.0
Fair value (Level 1)	—	123.8
Interest rate	N/A	2.6%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries
Revolving Credit Facility
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the facility size to $700 million and then subsequently amended and restated on September 6, 2013 and further amended on October 22, 2013, May 20, 2014, September 23, 2014, October 28, 2014, and March 9, 2015, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized $0.9 million in 2015, $1.7 million in 2014 and $4.9 million in 2013 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitments under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates the carrying value.
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

Tables of Contents

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	April 3, 2015	December 31, 2014
Outstanding borrowings	$202.4	$136.8
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	391.3	425.0
Interest rate	2.6%	2.1%
Outstanding letters of credit	$41.4	$58.5
Original issuance	July 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at April 3, 2015 is $237.5 million, $52.3 million and $101.5 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2014 was $257.7 million, $54.3 million and $113.0 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	April 3, 2015	December 31, 2014
Outstanding borrowings	$179.2	$238.6
Undrawn availability	83.4	79.6
Interest rate – weighted average	8.6%	6.1%
Maturity date	Various; $176.1 million due within one year
The Company's Latin America credit facilities are short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature of the facilities.
Africa/Asia Pacific Credit Facilities
The Company’s Africa/Asia Pacific credit facilities are summarized in the table below:

(in millions)	April 3, 2015	December 31, 2014
Outstanding borrowings	$42.9	$47.7
Undrawn availability	115.9	62.0
Interest rate – weighted average	6.5%	5.3%
Maturity date	Various; $42.9 million due within one year
The Company’s Africa/Asia Pacific credit facilities are short term loans utilized for working capital purposes. The fair value of the Africa/Asia Pacific credit facilities approximates the carrying value due to the short term nature of the facilities.

9.	Financial Instruments
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, the Company enters into interest rate, commodity and foreign currency derivative agreements, and copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.

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

As of April 3, 2015 and December 31, 2014, there were no derivatives that were designated as cash flow hedges. In the three months ended April 3, 2015 and March 28, 2014, there was no activity related to derivatives that were designated as cash flow hedges. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at April 3, 2015 and December 31, 2014 are shown below (in millions):

	April 3, 2015			December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$63.2	$1.8	$2.3	$106.4	$0.5	$3.9
Foreign currency exchange	180.2	2.1	7.6	154.7	4.9	4.2
		$3.9	$9.9		$5.4	$8.1

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of April 3, 2015 and December 31, 2014, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets.  As of April 3, 2015 and December 31, 2014, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of April 3, 2015 and December 31, 2014, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.
Other Forward Pricing Agreements
In the normal course of business, the Company enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. The Company accounts for these forward pricing arrangements under the “normal purchases and normal sales” scope exception because these arrangements are for purchases of copper and aluminum that will be delivered in quantities expected to be used by the Company over a reasonable period of time in the normal course of business. For these arrangements, it is probable at the inception and throughout the life of the arrangements that the arrangements will not settle net and will result in physical delivery of the inventory. At April 3, 2015 and December 31, 2014, the Company had $19.1 million and $11.6 million, respectively, of future copper and aluminum purchases that were under forward pricing agreements. At April 3, 2015 and December 31, 2014, the fair value of these arrangements was $19.0 million and $11.2 million, respectively, and the Company had an unrealized loss of $0.1 million and $0.4 million, respectively, related to these transactions. The Company expects the unrealized gains under these agreements to offset firm sales price commitments with customers. Depending on the extent of the unrealized loss position on certain forward pricing agreements, certain counterparties may require collateral to secure the Company’s forward purchase agreements. There were no funds posted as collateral as of April 3, 2015 or December 31, 2014.

10.	Income Taxes
The Company’s effective tax rate for the three months ended April 3, 2015 and March 28, 2014 was 0.5% and 5.9%, respectively. The low effective tax rate for the three months ended April 3, 2015 was primarily due to the combined impact of no tax benefits being available for the $22.5 million Venezuelan currency devaluation loss and foreign currency loss in Venezuela and the impact of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.  These unfavorable effective tax rate drivers were partially offset by a $6.1 million and a $4.3 million income tax benefit recorded during the three months ended April 3, 2015 associated with uncertain tax position reserve and valuation allowance releases, respectively. The low effective tax rate for the three months ended March 28, 2014 was primarily due to a relatively small income tax benefit, $19.9 million, recorded on $339.6 million pre-tax charges recorded during the quarter related to asset impairments and the Venezuela currency devaluation, as well as the impact of the full year forecasted operational losses incurred in jurisdictions where valuation allowances were recorded against net deferred tax assets. Similar to the three months ended April 3, 2015, the unfavorable effective tax rate drivers for the three months ended March 28, 2014 were partially offset by an $8.0 million income tax benefit associated with the reduction of uncertain tax position reserves.
During the first quarter of 2015, the Company accrued approximately $0.9 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $6.1 million of income tax benefits were recognized due to statute of limitation expirations associated with various uncertain tax positions.

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

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	April 3, 2015		March 28, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$1.5	$0.5	$1.4
Interest cost	1.8	1.1	2.0	1.7
Expected return on plan assets	(2.6)	(0.7)	(2.7)	(0.8)
Amortization of prior service cost	—	0.2	—	0.3
Amortization of net loss	1.9	0.7	1.2	0.1
Settlement loss	—	0.9	—	—
Net pension expense	$1.5	$3.7	$1.0	$2.7
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense in 2015 is $10.5 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.
Defined benefit pension plan cash contributions for the three fiscal months ended April 3, 2015 and March 28, 2014 were $3.0 million and $3.3 million, respectively.
Refer to Note 3 - Restructuring and Review of Strategic Alternatives and Operational Structure for charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.

Tables of Contents

12.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) as of April 3, 2015 and December 31, 2014, respectively, consisted of the following (in millions):

	April 3, 2015		December 31, 2014
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(226.1)	$(7.4)	$(185.1)	$(3.8)
Pension adjustments, net of tax	(75.3)	(2.9)	(78.3)	(2.9)
Accumulated other comprehensive income (loss)	$(301.4)	$(10.3)	$(263.4)	$(6.7)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2014 to April 3, 2015 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2014	$(185.1)	$(78.3)	$(263.4)
Other comprehensive income (loss) before reclassifications	(47.2)	—	(47.2)
Amounts reclassified from accumulated other comprehensive income	6.2	3.0	9.2
Net current - period other comprehensive income (loss)	(41.0)	3.0	(38.0)
Balance, April 3, 2015	$(226.1)	$(75.3)	$(301.4)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2013 to March 28, 2014 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Other	Total
Balance, December 31, 2013	$(67.1)	$(52.6)	$7.6	$(112.1)
Other comprehensive income (loss) before reclassifications	(9.8)	—	—	(9.8)
Amounts reclassified from accumulated other comprehensive income	—	0.9	—	0.9
Net current - period other comprehensive income (loss)	(9.8)	0.9	—	(8.9)
Balance, March 28, 2014	$(76.9)	$(51.7)	$7.6	$(121.0)

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended April 3, 2015 (in millions, net of tax):

	Three Fiscal Months Ended	Three Fiscal Months Ended
	April 3, 2015	March 28, 2014
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of Fiji	$6.2	$—	SG&A
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.2	SG&A
Net loss	1.7	0.7	SG&A
Settlement Loss	1.2	—	SG&A
Total - Pension Items	$3.0	$0.9
Total	$9.2	$0.9

Tables of Contents

13.     Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The Black-Scholes valuation model is used to determine the fair value of non-qualified stock options. The fair value of performance stock units is determined using a Monte Carlo simulation model. Restricted stock units and restricted stock awards fair value is based on the Company market stock price on the date of grant. The table below summarizes share-based compensation for the three fiscal months ended April 3, 2015 and March 28, 2014 (in millions).

	Three Fiscal Months Ended
	April 3, 2015	March 28, 2014
Non-qualified stock option expense	$0.4	$1.3
Non-vested stock awards expense	2.0	2.7
Total pre-tax share-based compensation expense	$2.4	$4.0
Excess tax benefit (deficiency) on share-based compensation	$(1.5)	$—
The Company records share-based compensation expense as a component of Selling, general and administrative expenses.

14.     Redeemable Noncontrolling Interest
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables. The existing shareholders immediately prior to the subscription (the “Sellers” or “Minority Shareholders”) maintained control of the remaining 40% of the shares. The Company and the Minority Shareholders also agreed to certain put and call options with regard to the remaining 40% interest in Procables retained by the Minority Shareholders. For a 36-month period commencing on the fifth anniversary of the closing date, the Minority Shareholders may exercise a put option to sell their entire 40% interest in Procables to the Company. The Company shall be irrevocably obligated to purchase the shares (the "Put Option"). In addition, the Company has a call option (the "Call Option") to purchase the Minority Shareholders’ 40% interest in Procables, during the 36-month period commencing on the expiration of the Put Option period. The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness, as defined in the agreement, of the Company for the most recent audited fiscal year (“EBITDA average”). The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires classification of the Minority Shareholder's interest in the Condensed Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.”

The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At April 3, 2015, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date subject to foreign currency translation. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net income (loss).

The following is a rollforward of the redeemable noncontrolling interest (in millions):

Balance, December 31, 2014	$13.8
Net income (loss)	—
Foreign currency translation	(1.0)
Balance, April 3, 2015	$12.8
15.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $32.4 million and $41.1 million, respectively, for the three fiscal months ended April 3, 2015 and March 28, 2014.

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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
(in millions, except per share data)	April 3, 2015	March 28, 2014
Earnings (loss) per common share – basic:
Net income (loss) attributable to Company common shareholders	$(38.1)	$(315.4)
Net income (loss) for basic EPS computations (1)	(38.1)	(315.4)
Weighted average shares outstanding for basic EPS computation (2)	48.8	49.1
Earnings (loss) per common share – basic (3)	$(0.78)	$(6.42)
Earnings (loss) per common share – assuming dilution:
Net income (loss) attributable to Company common shareholders	$(38.1)	$(315.4)
Net income (loss) for diluted EPS computation (1)	$(38.1)	$(315.4)
Weighted average shares outstanding including nonvested shares	48.8	49.1
Weighted average shares outstanding for diluted EPS computation (2)	48.8	49.1
Earnings (loss) per common share – assuming dilution	$(0.78)	$(6.42)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of April 3, 2015. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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
The chief operating decision maker ("CODM") evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Effective in the fourth quarter of 2014, in connection with the Company's announcement to commit to a plan to divest all of the Company's operations in Asia Pacific and Africa, the Company reorganized its reportable segments as a result of a change to what the CODM uses to measure profitability and allocate resources. Accordingly, in the fourth quarter of 2014, the Company presented four geographic operating and reportable segments — North America, Europe, Latin America, and Africa/Asia Pacific. As a result of the change in how the CODM manages and allocates resources, there was a change in how certain corporate costs are allocated to better align with how the CODM allocates resources. Previously, the amounts were evenly allocated across each reportable segment and the amounts are now allocated based on a percentage of revenue at each segment. This change in the allocation method is reflected in the results below retrospectively. The Company’s operating and reportable segments align with the structure of the Company’s internal management organization. All four segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, construction, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the North America, Latin America and Africa/Asia Pacific segments manufacture and distribute rod mill wire and cable products.

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three months ended April 3, 2015, intersegment sales were $7.0 million in North America, $12.5 million in Europe, $4.3 million in Latin America, and were immaterial in Africa/Asia Pacific. In the three months ended March 28, 2014, intersegment sales were $9.3 million in North America, $17.3 million in Europe, $8.8 million in Latin America, and $0.2 million in Africa/Asia Pacific.

Summarized financial information for the Company’s reportable segments for the three fiscal months ended April 3, 2015 and March 28, 2014 is as follows:

	Three Fiscal Months Ended
(in millions)	April 3, 2015	March 28, 2014
Net Sales:
North America	$638.2	$594.7
Europe	261.8	323.1
Latin America	205.3	288.7
Africa/Asia Pacific	157.0	223.6
Total	$1,262.3	$1,430.1
Segment Operating Income (Loss):
North America	$29.6	$32.7
Europe	5.9	(10.3)
Latin America	(15.9)	(165.0)
Africa/Asia Pacific	(11.7)	(94.5)
Total	$7.9	$(237.1)

Tables of Contents

(in millions)	April 3, 2015	December 31, 2014
Total Assets:
North America	$1,179.0	$1,220.3
Europe	719.1	751.4
Latin America	571.4	656.6
Africa/Asia Pacific	673.5	738.4
Total	$3,143.0	$3,366.7

18.	Commitments and Contingencies
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
At April 3, 2015 and December 31, 2014, we had an accrued liability of approximately $3.9 million and $4.5 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 27 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of April 3, 2015, we were a defendant in approximately 3,229 cases brought in state and federal courts throughout the United States. In the three months ended April 3, 2015, 30 asbestos cases were brought against us. In the calendar year 2014, 104 asbestos cases were brought against us. In the last 27 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of April 3, 2015, 47,939 asbestos cases have been dismissed. In the three months ended April 3, 2015, 52 asbestos cases were dismissed. As of December 31, 2014, 47,887 cases were dismissed. With regards to the approximately 3,229 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of April 3, 2015, 2,679 pending lawsuits were brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”). In September 2014, upon receipt from the MDL Court of a current statistical report listing numbers of outstanding cases as well as a list identifying outstanding Maritime/MARDOC cases by plaintiff name, General Cable recorded a dismissal of 25,759 cases reducing its number of pending Maritime/MARDOC cases to 2,679.
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
For cases outside the MDL as of April 3, 2015, plaintiffs have asserted monetary damages in 258 cases. In 127 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $446 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 130 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $473 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 258 cases, there are claims of $325 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of April 3, 2015 and December 31, 2014, we had accrued, on a gross basis, approximately $4.5 million and

$4.7 million, respectively, and as of April 3, 2015 and December 31, 2014, had recovered approximately $0.5 million of insurance recoveries for these lawsuits. The net amount of $4.0 million and $4.2 million, as of April 3, 2015 and December 31, 2014, respectively, represents our best estimate in order to cover resolution of current and future asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of April 3, 2015 and December 31, 2014, aggregate settlement costs were $9.6 million and $9.5 million, respectively. For the three months ended April 3, 2015 and March 28, 2014, settlement costs totaled $0.1 million. As of April 3, 2015 and December 31, 2014, aggregate litigation costs were $25.1 million and $24.7 million, respectively. For the three months ended April 3, 2015 and March 28, 2014, litigation costs were $0.4 million.
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

Transformer damage claims

In March 2012, we received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. We supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. Our work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, we initiated litigation in Pennsylvania state court seeking a declaration that we are not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. The ICC Tribunal held the arbitration hearing during the week of April 13, 2015, and requested post-hearing briefs from the parties. We continue to believe we have substantial defenses to potential liability in regard to the transformer fire and claimed loss. At this time, we are unable to predict an estimated range of damages or whether we will have any liability attributable to the transformer fire.
Brazil tax matters
One of our Brazilian subsidiaries is involved in administrative proceedings with State treasury offices regarding whether tax incentives granted to us by one Brazilian state are applicable to goods sold in another Brazilian State. We believe we correctly relied on the tax incentives granted and that we have substantial defenses to their disallowance by the Brazilian State claimant.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $8 million.  In September 2012, an Administrative Court found that we were not liable for any incentive tax payments claimed by the State treasury office, however this determination was overturned on appeal and has since been further appealed.  This appeal remains pending at the Brazilian Courts.  Despite the pending appeal, in October 2014, the State issued a summons to recover the approximately $8 million of contested incentives described above, and we are complying with the terms of the State’s summons while continuing to contest the Court’s ruling.

One of our Brazilian subsidiaries has received formal notices of infractions from the Brazilian state authorities related to the failure to timely file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount due for the infractions including potential interest and penalties is up to $20 million. As of April 3, 2015, based on ongoing proceedings, we have accrued approximately $2.5 million, which represents our best estimate of the probable loss upon resolution of these claims.

Our Brazilian subsidiaries have received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. We believe we correctly applied the tax credits taken and that we have substantial defenses to these claims. The total amount of taxes allegedly due for the disputed credits, including potential interest and penalties is up to $12 million.

At this time, we believe we have defenses to all remaining claims or are unable to predict an estimated range of damages and whether or not a liability will exist for these remaining claims.

Brazil Labor Matter

One of our Brazilian subsidiaries has received infraction notices issued by the Department of Labor.  Subsequently, the Brazilian Federal Labor Public Prosecutor filed a related lawsuit claiming collective punitive damages, in the amount of approximately $10 million. In March 2015, the Lower Labor Court rendered a decision granting collective punitive damages of approximately $1.6 million.  The Brazilian subsidiary is appealing this decision, and as of April 3, 2015, we have accrued our best estimate of the probable loss upon resolution of this claim, which is immaterial.
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
Government and internal investigations
We have been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of our subsidiary in Angola. The review has focused upon payment practices with respect to employees of public utility companies, use of agents in connection with such payment practices, and the manner in which the payments were reflected in our books and records. We have determined at this time that certain employees in our Portugal and Angola subsidiaries directly and indirectly made or directed payments at various times from 2002 through 2013 to officials of Angola government-owned public utilities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. Based on an analysis completed with the assistance of our external counsel and forensic accountants, we have concluded at this time, that we are able to reasonably estimate the profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above which we believe is likely to ultimately be disgorged. As a result, we have recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. There was no change to the accrual in the first quarter of 2015. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial. We also have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with our Thailand and India operations, which may have implications under the FCPA. We have voluntarily disclosed these matters to the SEC and the DOJ and have provided them with additional information at their request, including information in response to an SEC subpoena. The SEC and DOJ inquiries into these matters are ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions. We are continuing to implement a third party screening process on sales agents that we use outside of the United States, including, among other things, a review of the agreements under which they were retained and a risk-based assessment of such agents to determine the scope of due diligence measures to be performed by a third-party investigative firm. We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we have hired a Chief Compliance Officer, who is responsible for the day-to-day management of our compliance function. The Chief Compliance Officer reports to our Chief Executive Officer, and also has a reporting relationship with the Audit Committee.
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
Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint sought damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On July 18, 2014, defendants filed a motion to dismiss the City of Livonia Complaint based on plaintiff’s failure to state a claim upon which relief could be granted.  After oral argument on January 7, 2015, the Court granted the motion to dismiss with prejudice on January 27, 2015. On February 24, 2015, plaintiff filed a motion to alter or amend the January 27, 2015 judgment and for leave to file the proposed amended complaint, which we have opposed.  That motion is now fully briefed and pending.
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
The General Cable Executive Severance Benefit Plan (“Severance Plan”), effective January 1, 2008, applicable to our U.S. executives holding a position of Executive Vice President or above prior to August 1, 2014, and the 2014 Executive Officer Severance Plan ("2014 Severance Plan"), applicable to the Company’s executive officers holding a position of Executive Vice President or above or the position of Chief Financial Officer, General Counsel, or Chief Human Resources Officer and were hired or first promoted into such position after August 1, 2014, each include a change in control provision such that the executives may receive payments or benefits in accordance with the Severance Plan or 2014 Severance Plan, as applicable, to the extent that both a change of control and a triggering event, each as defined in the Severance Plan, occur. Unless there are circumstances of ineligibility, as defined, the Company must provide payments and benefits upon both a change in control and a triggering event.
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At April 3, 2015, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning April 3, 2015 through April 4, 2020 and thereafter are $38.6 million, $29.1 million, $17.5 million, $7.7 million and $6.3 million, respectively, and $7.8 million thereafter.
As of April 3, 2015, the Company had $55.1 million in letters of credit (including the $41.4 million outstanding on the Company's Revolving Credit Facility), $154.0 million in various performance bonds and $156.1 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the Latin America and Africa/Asia Pacific segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” For the three fiscal months ended April 3, 2015 and March 28, 2014, equity in net earnings of affiliated companies was $0.2 million. The net investment in unconsolidated affiliated companies was $9.1 million and $17.5 million as of April 3, 2015 and December 31, 2014, respectively. As of April 3, 2015, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6% and Thai Copper Rod Company Ltd. 18%.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	April 3, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$3.9	$—	$3.9	$—	$5.4	$—	$5.4
Equity securities (1)	20.4	—	—	20.4	22.1	—	—	22.1
Total assets	$20.4	$3.9	$—	$24.3	$22.1	$5.4	$—	$27.5
Liabilities:
Derivative liabilities	$—	$9.9	$—	$9.9	$—	$8.1	$—	$8.1
Total liabilities	$—	$9.9	$—	$9.9	$—	$8.1	$—	$8.1
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at April 3, 2015 and December 31, 2014 classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and General Cable Stock Fund in the Rabbi Trust was $31.2 million and $31.9 million as of April 3, 2015 and December 31, 2014, respectively. Amounts payable to the plan participants at April 3, 2015 and December 31, 2014, excluding the Deferred Stock were $22.3 million and $23.5 million, respectively, and are classified as “other liabilities” in the Condensed Consolidated Balance Sheets.
At April 3, 2015, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

21.     Venezuelan Operations
First quarter 2014 devaluation and first quarter 2014 government actions
On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar was to be applied to priority sectors, while other sectors of the economy were eligible to apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly SICAD 1 currency auctions to a wider range of transactions. In addition, on January 24, 2014, the Venezuelan government issued Exchange Agreement No. 25, which stated that the rate of exchange established in the most recent SICAD 1 auction would be used for payments related to foreign investments, royalties and the use and exploitation of patents, trademarks, licenses, franchises and technology. During January 2014, the Venezuelan government also announced the replacement of CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (CENCOEX).

On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism (“SICAD 2”) which allowed authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale of acquisitions of foreign currency. The SICAD 2 rate was intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014.

After consultation with Venezuelan legal counsel, management had determined in the first quarter of 2014 that “foreign investments” in Exchange Agreement No. 25 should be interpreted to mean that future dividend remittances would be transacted at the exchange rate established through the SICAD 1 auction process, and should be used as the exchange rate required to remeasure the Company’s net monetary assets, after giving consideration to the U.S. dollar-denominated payables noted above which the Company expected the Venezuelan government to approve and settle by using U.S. dollars obtained at the official rate.

Effective in the first quarter of 2014, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SICAD 1 rate since that is the rate the Company believed, would have been applicable for future dividend remittances. In applying the March 28, 2014 SICAD 1 exchange rate of 10.8 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $83.1 million which was included in Other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Fourth quarter 2014 devaluation and fourth quarter 2014 government actions

As of December 31, 2014, given increased uncertainties and lack of liquidity, the Company determined the SICAD 2 floating auction rate was the appropriate rate to use for financial reporting purposes. As of December 30, 2014, the Venezuela President took over the Central Bank's exchange mechanisms, removing the head of the CENCOEX. In addition, the SICAD 1 auctions had increasingly restricted. The Company, in one SICAD 1 auction, was awarded $11.2 million for the purchase of copper pounds in the fourth quarter of 2014; however, as of December 31, 2014 the $11.2 million awarded had not been authorized for payment. There had been no companies authorized for payment since October that were awarded U.S. dollars through the SICAD 1 auctions. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela were expected to result in lower than historical and previously projected future profit levels.

As of December 31, 2014, the Company had not participated in the SICAD 2 auctions, given the low dollar values awarded were generally not sufficient to purchase needed quantities of copper pounds. However, to maintain liquidity, the Company intended to participate in future auctions. Although there were uncertainties related to the SICAD 2 auctions, at December 31, 2014 the Company believed the SICAD 2 floating rate would be applicable for future dividend remittances.

As of December 31, 2014, the Company used the SICAD 2 rate of approximately 50 BsF per U.S. dollar to remeasure all of its BsF-denominated assets and liabilities of its Venezuelan subsidiary.

First quarter 2015 devaluation and first quarter 2015 government actions
A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading on February 12, 2015, replacing the previous SICAD 2 mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. The only way to obtain USD through SIMADI is through the supply and demand available within the subsidiary’s financial institutions. The Company believes that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism including SIMADI. As of April 3, 2015, the Company has participated in several SIMADI auctions, but has not been awarded any U.S. dollars. Further, the low dollar values awarded are generally not sufficient to purchase needed quantities of copper pounds. However, to maintain liquidity the Company intends to participate in future auctions, if available. Although there were uncertainties related to the SIMADI auctions, at April 3, 2015 the Company believed the SIMADI floating rate would be applicable for future dividend remittances.
As of April 3, 2015, the Company used the SIMADI rate of approximately 192.7125 BsF per U.S. dollar to remeasure all of its BsF-denominated assets and liabilities of its Venezuelan subsidiary. In applying the April 3, 2015 SIMADI exchange rate of 192.7125 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded other expense of $22.5 million for the quarter ended April 3, 2015, which was included in Other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

2015 Venezuela financial results

During the three months ended April 3, 2015, the Company did not settle any U.S. dollar denominated intercompany payables and accounts payable in Venezuela. During the three months ended March 28, 2014, the Company settled $3.0 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela primarily at the prior official rate, 6.30 BsF per U.S. dollar.
At April 3, 2015 and December 31, 2014, the Company’s total assets in Venezuela were approximately $13 million and $43 million and total liabilities were approximately $46 million and $51 million, respectively. At April 3, 2015 and December 31, 2014, total assets included BsF denominated monetary assets of approximately $9 million and $37 million, which consisted primarily of approximately $8 million and $31 million of cash, and approximately $0.4 million and $2 million of accounts receivable, respectively. At April 3, 2015 and December 31, 2014, total liabilities included BsF denominated monetary liabilities of approximately $2 million and $7 million, which consisted primarily of accounts payable and other current and non-current accruals, respectively.
The Company's sales in Venezuela were less than 1% and 3% of consolidated net sales for the three fiscal months ended April 3, 2015 and March 28, 2014, respectively. Operating loss in Venezuela was 65% of consolidated operating income for the three fiscal months ended April 3, 2015 and 19% of consolidated operating loss for the three fiscal months ended March 28, 2014.

For the three fiscal months ended April 3, 2015 and March 28, 2014, 100% of Venezuela's sales were BsF denominated. For the three fiscal months ended April 3, 2015 and March 28, 2014, Venezuela's cost of sales were approximately 84% and 54% BsF denominated, respectively.

At April 3, 2015 and December 31, 2014, there were approximately $44.3 million of U.S. dollar payables outstanding all greater than 180 days. All monetary assets and liabilities were remeasured at the SIMADI rate at April 3, 2015. All monetary assets and liabilities were remeasured at the SICAD 2 rate at December 31, 2014. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt or operational requirements.

Tables of Contents

22.	Supplemental Guarantor Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% Senior Notes due in 2022 of the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor Condensed Financial Information tables.
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended April 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$540.2	$722.1	$—	$1,262.3
Intercompany	21.1	62.7	46.2	(130.0)	—
	21.1	602.9	768.3	(130.0)	1,262.3
Cost of sales	—	527.0	723.5	(108.9)	1,141.6
Gross profit	21.1	75.9	44.8	(21.1)	120.7
Selling, general and administrative expenses	20.6	47.0	63.1	(21.1)	109.6
Goodwill impairment charge	—	—	3.2	—	3.2
Operating income (loss)	0.5	28.9	(21.5)	—	7.9
Other income (expense)	0.7	(1.7)	(23.9)	—	(24.9)
Interest income (expense):
Interest expense	(15.5)	(17.1)	(10.0)	17.4	(25.2)
Interest income	14.9	2.5	0.9	(17.4)	0.9
	(0.6)	(14.6)	(9.1)	—	(24.3)
Income (loss) before income taxes	0.6	12.6	(54.5)	—	(41.3)
Income tax (provision) benefit	(0.6)	(4.7)	5.5	—	0.2
Equity in net earnings of affiliated companies and subsidiaries	(38.1)	(46.0)	0.1	84.2	0.2
Net income (loss) including noncontrolling interest	(38.1)	(38.1)	(48.9)	84.2	(40.9)
Less: net income (loss) attributable to noncontrolling interest	—	—	(2.8)	—	(2.8)
Net income (loss) attributable to Company common shareholders	$(38.1)	$(38.1)	$(46.1)	$84.2	$(38.1)
Comprehensive income (loss):
Net income (loss)	$(38.1)	$(38.1)	$(48.9)	$84.2	$(40.9)
Currency translation gain (loss)	(41.0)	(41.0)	(19.2)	56.6	(44.6)
Defined benefit plan adjustments, net of tax	3.0	3.0	1.8	(4.8)	3.0
Comprehensive income (loss), net of tax	(76.1)	(76.1)	(66.3)	136.0	(82.5)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(6.4)	—	(6.4)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(76.1)	$(76.1)	$(59.9)	$136.0	$(76.1)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 28, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$475.7	$954.4	$—	$1,430.1
Intercompany	17.7	81.6	53.2	(152.5)	—
	17.7	557.3	1,007.6	(152.5)	1,430.1
Cost of sales	—	486.2	946.6	(134.8)	1,298.0
Gross profit	17.7	71.1	61.0	(17.7)	132.1
Selling, general and administrative expenses	14.8	41.5	82.1	(17.7)	120.7
Goodwill impairment charge	—	—	155.1	—	155.1
Intangible asset impairment charges	—	—	93.4	—	93.4
Operating income (loss)	2.9	29.6	(269.6)	—	(237.1)
Other income (expense)	—	(2.9)	(94.8)	—	(97.7)
Interest income (expense):
Interest expense	(15.0)	(16.7)	(13.5)	17.8	(27.4)
Interest income	14.1	3.7	1.2	(17.8)	1.2
	(0.9)	(13.0)	(12.3)	—	(26.2)
Income (loss) before income taxes	2.0	13.7	(376.7)	—	(361.0)
Income tax (provision) benefit	(0.3)	(0.9)	22.6	—	21.4
Equity in net earnings of affiliated companies and subsidiaries	(317.1)	(329.9)	0.1	647.1	0.2
Net income (loss) including noncontrolling interest	(315.4)	(317.1)	(354.0)	647.1	(339.4)
Less: net income (loss) attributable to noncontrolling interest	—	—	(24.0)	—	(24.0)
Net income (loss) attributable to Company common shareholders	$(315.4)	$(317.1)	$(330.0)	$647.1	$(315.4)
Comprehensive income (loss):
Net income (loss)	$(315.4)	$(317.1)	$(354.0)	$647.1	$(339.4)
Currency translation gain (loss)	(9.8)	(9.8)	(8.1)	16.9	(10.8)
Defined benefit plan adjustments, net of tax	0.9	0.9	0.2	(1.1)	0.9
Comprehensive income (loss), net of tax	(324.3)	(326.0)	(361.9)	662.9	(349.3)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(25.0)	—	(25.0)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(324.3)	$(326.0)	$(336.9)	$662.9	$(324.3)

Tables of Contents

Condensed Balance Sheets Information
April 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.7	$164.9	$—	$167.6
Receivables, net of allowances	—	299.8	669.6	—	969.4
Inventories	—	393.2	584.9	—	978.1
Deferred income taxes	—	15.5	16.2	—	31.7
Prepaid expenses and other	1.5	18.1	60.2	—	79.8
Assets held for sale	—	—	13.1	—	13.1
Total current assets	1.5	729.3	1,508.9	—	2,239.7
Property, plant and equipment, net	0.5	203.5	500.6	—	704.6
Deferred income taxes	—	30.5	34.8	(30.5)	34.8
Intercompany accounts	1,139.7	212.6	78.3	(1,430.6)	—
Investment in subsidiaries	193.8	747.9	—	(941.7)	—
Goodwill	—	13.8	8.6	—	22.4
Intangible assets, net	—	11.0	50.2	—	61.2
Unconsolidated affiliated companies	—	8.3	0.8	—	9.1
Other non-current assets	11.8	31.5	27.9	—	71.2
Total assets	$1,347.3	$1,988.4	$2,210.1	$(2,402.8)	$3,143.0
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$180.5	$549.6	$—	$730.1
Accrued liabilities	7.6	107.7	251.3	—	366.6
Current portion of long-term debt	—	—	221.4	—	221.4
Total current liabilities	7.6	288.2	1,022.3	—	1,318.1
Long-term debt	779.2	202.4	10.3	—	991.9
Deferred income taxes	191.5	—	23.0	(30.5)	184.0
Intercompany accounts	—	1,217.4	213.2	(1,430.6)	—
Other liabilities	1.5	86.6	132.8	—	220.9
Total liabilities	979.8	1,794.6	1,401.6	(1,461.1)	2,714.9
Redeemable noncontrolling interest	—	—	12.8	—	12.8
Total Company shareholders’ equity	367.5	193.8	747.9	(941.7)	367.5
Noncontrolling interest	—	—	47.8	—	47.8
Total liabilities, redeemable noncontrolling interest and equity	$1,347.3	$1,988.4	$2,210.1	$(2,402.8)	$3,143.0

Tables of Contents

Condensed Balance Sheets Information
December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.2	$204.6	$—	$205.8
Receivables, net of allowances	—	273.7	733.3	—	1,007.0
Inventories	—	406.9	611.9	—	1,018.8
Deferred income taxes	—	15.6	16.8	—	32.4
Prepaid expenses and other	1.6	30.6	74.2	—	106.4
Assets held for sale	—	—	25.7	—	25.7
Total current assets	1.6	728.0	1,666.5	—	2,396.1
Property, plant and equipment, net	0.5	209.0	548.9	—	758.4
Deferred income taxes	—	—	24.8	—	24.8
Intercompany accounts	1,280.8	402.4	94.1	(1,777.3)	—
Investment in subsidiaries	269.9	643.9	—	(913.8)	—
Goodwill	—	13.8	12.3	—	26.1
Intangible assets, net	—	11.4	53.7	—	65.1
Unconsolidated affiliated companies	—	8.3	9.2	—	17.5
Other non-current assets	12.1	33.7	32.9	—	78.7
Total assets	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.8	$565.3	$—	$672.1
Accrued liabilities	11.2	114.5	281.5	—	407.2
Current portion of long-term debt	125.0	—	278.5	—	403.5
Total current liabilities	136.2	221.3	1,125.3	—	1,482.8
Long-term debt	778.8	136.8	18.3	—	933.9
Deferred income taxes	196.8	(40.9)	27.1	—	183.0
Intercompany accounts	—	1,374.5	402.8	(1,777.3)	—
Other liabilities	1.0	88.9	150.1	—	240.0
Total liabilities	1,112.8	1,780.6	1,723.6	(1,777.3)	2,839.7
Redeemable noncontrolling interest	—	—	13.8	—	13.8
Total Company shareholders’ equity	452.1	269.9	643.9	(913.8)	452.1
Noncontrolling interest	—	—	61.1	—	61.1
Total liabilities, redeemable noncontrolling interest and equity	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended April 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(1.9)	$92.5	$7.9	$(0.5)	$98.0
Cash flows of investing activities:
Capital expenditures	—	(5.8)	(14.7)	—	(20.5)
Proceeds from properties sold	—	—	0.9	—	0.9
Disposal of a subsidiary, net of cash disposed of	—	—	20.3	—	20.3
Intercompany accounts	—	8.0	—	(8.0)	—
Other	—	—	0.2	—	0.2
Net cash flows of investing activities	—	2.2	6.7	(8.0)	0.9
Cash flows of financing activities:
Dividends paid to shareholders	(8.9)	—	—	—	(8.9)
Intercompany accounts	135.7	(134.0)	(10.2)	8.5	—
Proceeds from debt	—	754.7	249.1	—	1,003.8
Repayments of debt	(125.0)	(689.1)	(287.5)	—	(1,101.6)
Dividends paid to noncontrolling interest	—	—	1.5	—	1.5
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	1.9	(68.4)	(47.1)	8.5	(105.1)
Effect of exchange rate changes on cash and cash equivalents	—	(24.8)	(7.2)	—	(32.0)
Increase (decrease) in cash and cash equivalents	—	1.5	(39.7)	—	(38.2)
Cash and cash equivalents – beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents – end of period	$—	$2.7	$164.9	$—	$167.6

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 28, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$15.6	$8.3	$(59.4)	$—	$(35.5)
Cash flows of investing activities:
Capital expenditures	—	(7.9)	(19.1)	—	(27.0)
Proceeds from properties sold	—	0.2	—	—	0.2
Other	—	(6.0)	6.1	—	0.1
Net cash flows of investing activities	—	(13.7)	(13.0)	—	(26.7)
Cash flows of financing activities:
Dividends paid to shareholders	(9.0)	—	—	—	(9.0)
Intercompany accounts	23.8	(31.7)	7.9	—	—
Proceeds from debt	—	308.6	292.4	—	601.0
Repayments of debt	—	(269.3)	(242.6)	—	(511.9)
Repurchase of common shares	(30.7)	—	—	—	(30.7)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities	(15.8)	7.6	57.7	—	49.5
Effect of exchange rate changes on cash and cash equivalents	—	(2.4)	(87.9)	—	(90.3)
Increase (decrease) in cash and cash equivalents	(0.2)	(0.2)	(102.6)	—	(103.0)
Cash and cash equivalents - beginning of period	0.2	2.2	416.4		418.8
Cash and cash equivalents - end of period	$—	$2.0	$313.8	$—	$315.8
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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended April 3, 2015 and the twelve months ended December 31, 2014:

(in millions)	April 3, 2015	December 31, 2014
Beginning Balance	$1,280.8	$1,305.5
Non-cash transactions
Deferred tax	(7.1)	21.4
Equity based awards	1.9	13.8
Foreign currency and other	(0.2)	5.1
Cash transactions	(135.7)	(65.0)
Ending Balance	$1,139.7	$1,280.8

Tables of Contents

Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the three fiscal months ended April 3, 2015 or March 28, 2014.
Parent Company Long-Term Debt
At April 3, 2015 and December 31, 2014, the Parent Company was party to the following long-term financing arrangements:

(in millions)	April 3, 2015	December 31, 2014
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(259.3)	(259.7)
Senior Floating Rate Notes	—	125.0
Other	9.0	9.0
Total Parent Company debt	779.2	903.8
Less current maturities	—	125.0
Parent Company Long-term debt	$779.2	$778.8

(in millions)	Q1 2016	Q1 2017	Q1 2018	Q1 2019	Q1 2020
Debt maturities twelve month period ending	$—	$—	$—	$—	$—
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

Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures and the Company’s or management’s beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. Such factors include, but are not limited to, those stated in Item 1A of the Company’s 2014 Annual Report on Form 10-K as filed with the SEC on March 2, 2015.
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. In the fourth quarter of 2014, the Company reorganized its reportable segments as a result of a change to what the chief operating decision maker uses to measure profitability and allocate resources. Accordingly, the Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Due to the change in reportable segments, the Company recasted its prior years financial information. As of April 3, 2015, the Company manufactured its product lines in 47 manufacturing facilities and sold its products through its global operations. Additional financial information regarding the segments appears in Note 17 - Segment Information. The Company's guiding principles are as follows:

•
Focusing on delivering increased returns from the Company's core strategic operations in North America, Latin America and Europe by leveraging economies of scale and capitalizing on the Company's leading positions across key markets where the Company has built long-standing customer relationships, efficient supply chains and a wide range of product offerings;

•	Simplifying the geographic portfolio and reducing operational complexity by continuing on a strategy to exit its operations in Africa and Asia Pacific;

•	Capitalizing on the Company's leading market positions to benefit from key end markets, such as electricity transmission and distribution, power generation and communications;

•	Strengthening and expanding customer relationships by providing a diverse product line coupled with a high level of quality and customer service;

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

•	Leveraging the Company's diversity and intellectual property through the sharing of best practices across the organization; and

•	Maintaining high operational standards through compliance, sustainability, safety, and innovation.
By operating under these guiding principles, the Company has been able to build a strong market position in the areas in which it competes. The Company considers its key performance indicators to be volume, as measured in metal pounds sold, operating income, net income, adjusted operating income, earnings per share, operating cash flows, the cash conversion cycle, returns on capital employed and invested capital and working capital efficiency.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stable demand with pockets of relative demand strength. In certain markets; however, global demand remains below historical levels. The following are significant trends and events that effected the financial results in the three months ended April 3, 2015.

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

Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the three months ended April 3, 2015, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $6 million. This impact would directly impact gross profit if the Company was unable to change the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

October 2014 review of strategic alternatives and operational structure
In October 2014, the Company announced the intent to divest all of its operations in Africa and Asia Pacific in order to simplify its geographic portfolio and reduce operational complexity. The Company expects to incur approximately $14 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Such amounts are reflected in the North America segment. Charges incurred in the three months ended April 3, 2015 were immaterial.
The decision to exit all of the Company's operations in Asia Pacific and Africa was not part of the restructuring plan announced in July 2014. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets in Africa/Asia Pacific as exit strategies are defined or executed or as plans change.
In the first quarter of 2015, the Company completed the sale of its interests in joint ventures including Dominion Wire and Cables ("Fiji"), 51% interest, and Keystone Electric Wire and Cable ("Keystone"), 20% interest, for cash consideration of $9.3 million and $11.0 million, respectively. In the three months ended April 3, 2015, the pre-tax loss on the sale from the disposition of Fiji recognized was $2.6 million and the pre-tax gain from the disposition of Keystone recognized was $3.6 million and are included in the SG&A caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In the fourth quarter of 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million. The results of PDP and PDEP are reported in the Africa/Asia Pacific segment for the three months ended March 28, 2014. The pre-tax loss of PDP and PDEP for the three months ended March 28, 2014 was $2.3 million. The pre-tax loss attributable to the Company for the three months ended March 28, 2014 was $1.4 million. The pre-tax gain on the sale from the disposition of PDP and PDEP recognized in the quarter ended December 31, 2014 was $17.6 million and is included in the SG&A caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Restructuring activities

In July 2014, the Company announced that it was implementing a restructuring program. The restructuring program, which builds on previously launched productivity and asset optimization plans, generated approximately $8 million of savings in the first quarter of 2015, increasing to ongoing annual savings of approximately $90 million beginning in 2016. The restructuring program is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing reductions in SG&A expenses globally. The restructuring program is expected to result in cumulative pre-tax charges of approximately $225 million, which includes approximately $85 million of cash costs. The remainder of the charges are expected to be non-cash, primarily related to accelerated depreciation and the write-off of property, plant and equipment resulting from facility closures, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. In the three months ended April 3, 2015, costs incurred were $3.9 million in the North America segment, $9.1 million in the Europe segment, $2.9 million in the Latin America segment, and $(0.4) million in the Africa/Asia Pacific segment. These actions are anticipated to result in the elimination of approximately1,200 positions globally, representing nearly 9% of our workforce.

Events affecting Venezuelan Operations
A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading on February 12, 2015, replacing the previous SICAD 2 mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. The only way to obtain USD through SIMADI is through the supply and demand available within Venezuela’s financial institutions. The Company believes that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism including SIMADI. As of April 3, 2015, the Company has participated in several SIMADI auctions, but has not been awarded any U.S. dollars. Further, the low dollar values awarded are generally not sufficient to purchase needed quantities of copper pounds. However, to maintain liquidity the Company intends to participate in future auctions, if sufficient dollars become available. Although there were uncertainties related to the SIMADI auctions, at April 3, 2015 the Company believed the SIMADI floating rate would be applicable for future dividend remittances.
In the first quarter of 2015, operating results of the Venezuelan subsidiary continued to decline due to the Venezuelan government's foreign exchange laws, price controls and social unrest. Economic conditions, including low demand principally due to weak infrastructure investment, as well as ongoing sourcing challenges and government intervention in labor management matters have caused significant declines in sales and production levels at our Venezuelan operations.  As of April 3, 2015, the Venezuelan subsidiary does not have the immediate ability to pay for copper imports and ceased manufacturing operations until copper becomes available. The copper plant has been idle since February 2015, and the aluminum plant is producing at extremely low levels.  As of April 3, 2015, the Venezuelan government's default risk remained high as external finances continued to deteriorate due to the strong decrease in oil prices and downgrade in its credit rating. The Company's ability to manage labor force reductions, decisions about product mix, pricing, and sourcing of raw materials or other inputs into the production process is becoming increasingly restrictive. Additional financial information regarding the Venezuela operations appears in Note 21 - Venezuelan Operations.

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
Other Trends
In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Global demand and pricing are uneven as the tepid pace of the recovery continues to hamper growth in key end markets;

•	Currency volatility and continued political uncertainty in certain markets;

•	Volatility in the price of copper and aluminum;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	End market demand in Latin America continues to be hampered by inconsistent construction spending and electrical infrastructure investment;

•	Recovery is slow in Europe and demand continues to be uneven for a broad spectrum of products in Europe;

•	The U.S. market has remained relatively stable compared to the uneven and challenging operating environments of the emerging economies;

•	New communications networks are an enabling technology, resulting in access to knowledge; a great equalizer;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Project timing continues to be volatile resulting in a lag in demand in all segments; and

•	Countries are seeking greater energy independence for political and economic reasons.

The Company's overall financial results discussed in this section of the quarterly report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statements of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	April 3, 2015		March 28, 2014
	Amount	%	Amount	%
Net sales	$1,262.3	100.0%	$1,430.1	100.0%
Cost of sales	1,141.6	90.4%	1,298.0	90.8%
Gross profit	120.7	9.6%	132.1	9.2%
Selling, general and administrative expenses	109.6	8.7%	120.7	8.4%
Goodwill impairment charge	3.2	0.3%	155.1	10.8%
Intangible asset impairment charges	—	—%	93.4	6.5%
Operating income (loss)	7.9	0.6%	(237.1)	(16.6)%
Other income (expense)	(24.9)	(2.0)%	(97.7)	(6.8)%
Interest expense, net	(24.3)	(1.9)%	(26.2)	(1.8)%
Income (loss) before income taxes	(41.3)	(3.3)%	(361.0)	(25.2)%
Income tax (provision) benefit	0.2	—%	21.4	1.5%
Equity in net earnings of affiliated companies	0.2	—%	0.2	—%
Net income (loss) including noncontrolling interest	(40.9)	(3.2)%	(339.4)	(23.7)%
Less: net income (loss) attributable to noncontrolling interest	(2.8)	(0.2)%	(24.0)	(1.7)%
Net income (loss) attributable to Company common shareholders	$(38.1)	(3.0)%	$(315.4)	(22.1)%
Three Fiscal Months Ended April 3, 2015 Compared with Three Fiscal Months Ended March 28, 2014
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended March 28, 2014 have been adjusted to reflect the three months ended April 3, 2015 copper average price of $2.66 per pound (a $0.58 decrease compared to the same period in 2014) and the aluminum average price of $1.04 per pound (a $0.07 increase compared to the same period in 2014). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Three Fiscal Months Ended
	April 3, 2015		March 28, 2014
	Amount	%	Amount	%
North America	$638.2	51%	$594.7	42%
Europe	261.8	21%	323.1	23%
Latin America	205.3	16%	288.7	20%
Africa/Asia Pacific	157.0	12%	223.6	15%
Total net sales	$1,262.3	100%	$1,430.1	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	April 3, 2015		March 28, 2014
	Amount	%	Amount	%
North America	$638.2	51%	$568.4	42%
Europe	261.8	21%	306.8	23%
Latin America	205.3	16%	265.0	20%
Africa/Asia Pacific	157.0	12%	204.8	15%
Total metal-adjusted net sales	$1,262.3	100%	$1,345.0	100%
Metal adjustment	—		85.1
Total net sales	$1,262.3		$1,430.1

	Metal Pounds Sold Three Fiscal Months Ended
	April 3, 2015		March 28, 2014
	Pounds	%	Pounds	%
North America	146.1	50%	134.7	44%
Europe	41.7	14%	51.4	16%
Latin America	68.4	23%	76.0	25%
Africa/Asia Pacific	38.4	13%	46.7	15%
Total metal pounds sold	294.6	100%	308.8	100%
Net sales decreased $167.8 million to $1,262.3 million for the three months ended April 3, 2015 from $1,430.1 million for the three months ended March 28, 2014. After adjusting the three months ended March 28, 2014 net sales to reflect the $0.58 decrease in the average monthly copper price per pound and the $0.07 increase in the average monthly aluminum price per pound, net sales of $1,262.3 million reflects a decrease of $82.7 million, or 6%, from the metal adjusted net sales of $1,345.0 million in three months ended March 28, 2014. Volume, as measured by metal pounds sold, decreased 14.2 million pounds, or 5%, to 294.6 million pounds in the three months ended April 3, 2015 as compared to 308.8 million pounds for the three months ended March 28, 2014. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due unfavorable foreign currency exchange rate changes of $150.1 million on the translation of reported revenues, $33.1 million attributable to the sale of PDP and PDEP in the fourth quarter of 2014 and decreased volume of $14.6 million partially offset by favorable selling price and product mix of approximately $115.1 million.

Metal-adjusted net sales in the North America segment increased $69.8 million, or 12%. The increase in sales on a metal adjusted basis is due to increased volume of $22.8 million and favorable selling price and product mix of approximately $59.1 million partially offset by unfavorable foreign currency exchange rate changes of $12.1 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased 11.4 million pounds, or 8%, in the three months ended April 3, 2015 compared to the three months ended March 28, 2014. The increase was primarily attributable to favorable market demand for electric utility distribution products coupled with volume improvement in the Company's aluminum rod businesses.

Metal-adjusted net sales in the Europe segment decreased $45.0 million, or 15%. The decrease in sales on a metal adjusted basis is due to unfavorable foreign currency exchange rate changes of $61.0 million on the translation of reported revenues and lower volume of $19.4 million partially offset by favorable selling price and product mix of approximately $35.4 million. Volume, as measured by metal pounds sold, decreased by 9.7 million pounds, or 19%, for the three months ended April 3, 2015 compared to the three months ended March 28, 2014. The decrease in demand was primarily attributable to continued weak economic conditions in Iberia, which negatively influenced demand across a broad spectrum of products as well as the decrease in volume sold due to exiting of certain businesses as a result of the Company's restructuring program initiated in July 2014.

Metal-adjusted net sales in the Latin America segment decreased $59.7 million or 23%. The decrease metal adjusted net sales is primarily due to unfavorable foreign currency exchange rate changes of $61.3 million on the translation of reported revenues due to the weakening of certain currencies in Latin America relative to the U.S. dollar and decreased volume of $15.2 million, partially offset by favorable selling price and product mix of approximately $16.8 million. Volume, as measured by metal pounds sold, decreased by 7.6 million pounds, or 10%, in the three months ended April 3, 2015 compared to the three months ended March 28,

2014. The decrease in volume sold is primarily attributable to economic and political instability in Venezuela and decreased Chilean copper rod sales within the region in the three months ended April 3, 2015.

Metal-adjusted net sales in the Africa/Asia Pacific segment decreased $47.8 million or 23%. The decrease in sales on a metal adjusted basis reflects a decrease in net sales of $33.1 million attributable to the sale of PDP and PDEP in the fourth quarter of 2014, unfavorable foreign currency exchange rate changes of $15.7 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa and Asia Pacific relative to the U.S. dollar and decreased volume of $2.8 million partially offset by favorable selling price and product mix of approximately $3.8 million. Volume, as measured by metal pounds sold, decreased by 8.3 million pounds, or 18%, in the three months ended April 3, 2015 compared to the three months ended March 28, 2014. The decrease in volume sold is primarily attributable to the sale of PDP and PDEP in the fourth quarter of 2014.
Cost of Sales
Cost of sales decreased $156.4 million to $1,141.6 million in the three months ended April 3, 2015 from $1,298.0 million in the three months ended March 28, 2014. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost.
Gross Profit
Gross profit decreased $11.4 million, or 9% for the three months ended April 3, 2015 as compared to the three months ended March 28, 2014. Gross profit as a percentage of sales was 10% and 9% for the three months ended April 3, 2015 and March 28, 2014, respectively.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) decreased $11.1 million, or 9% for the three months ended April 3, 2015 as compared to the three months ended March 28, 2014 primarily due to the benefit of global restructuring initiatives which have lowered the Company's ongoing SG&A base as well as the SG&A reduction due to the sale of PDP and PDEP of $6.2 million. SG&A as a percentage of metal-adjusted net sales was approximately 9% for both the three months ended April 3, 2015 and for the three months ended March 28, 2014.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	April 3, 2015		March 28, 2014
	Amount	%	Amount	%
North America	$29.6	375%	$32.7	(14)%
Europe	5.9	75%	(10.3)	4%
Latin America	(15.9)	(201)%	(165.0)	70%
Africa/Asia Pacific	(11.7)	(149)%	(94.5)	40%
Total operating income (loss)	$7.9	100%	$(237.1)	100%
The decrease in operating income for the North America segment of $3.1 million was primarily due to employee separation and other costs of $3.9 million related to the global restructuring plan recognized in the three months ended April 3, 2015 and the impact of selling higher average cost inventory into a lower metal price environment partially offset by increased demand noted above and the benefit of restructuring initiatives.

The increase in operating income for the Europe segment of $16.2 million was primarily driven by the continued strong execution of the submarine turnkey project business in the three months ended April 3, 2015 as compared to the three months ended March 28, 2014 and the benefit of restructuring initiatives which more than offset the impact of selling higher average cost inventory into a lower metal price environment.

The increase in operating income for the Latin America segment of $149.1 million was primarily attributable to the recognition of a goodwill and other indefinite-lived tradenames impairment of $152.0 million in the three months ended March 28, 2014.

The increase in operating income for the Africa/Asia Pacific segment of $82.8 million was primarily attributable to the recognition of a goodwill and other indefinite-lived tradenames impairment of $96.5 million in the three months ended March 28, 2014 as well as a decrease due to the operating profit recognized in PDP and PDEP in the three months ended March 28, 2014 of $2.4 million and the pre-tax loss on the sale from the disposition of Fiji of $2.6 million in the three months ended April 3, 2015.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended April 3, 2015 and March 28, 2014, the Company recorded other expense of $24.9 million and $97.7 million, respectively. For the three months ended April 3, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and remeasurement of the local balance sheet at 192.7125 BsF per U.S. dollar which resulted in an expense of $22.5 million, $1.8 million related to other foreign currency transaction losses and $0.6 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended March 28, 2014, other expense was primarily attributable to $83.1 million related to a Venezuela currency devaluation and $14.6 million related to losses on derivative instruments that were not designated as cash flow hedges.
Refer to Note 21 - Venezuelan Operations for recent developments regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $24.3 million for the three months ended April 3, 2015 from $26.2 million for the three months ended March 28, 2014 primarily attributable to reductions in working capital in Latin America and Africa/Asia Pacific and the use of cash proceeds from the sale of the Company's interests in PDP and PDEP, Fiji and Keystone to reduce net debt.
Tax Provision
The Company’s effective tax rate for the three months ended April 3, 2015 and March 28, 2014 was 0.5% and 5.9%, respectively. The low effective tax rate for the three months ended April 3, 2015 was primarily due to the combined impact of no tax benefits being available for the $22.5 million Venezuelan currency devaluation loss and foreign currency loss in Venezuela and the impact of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.  These unfavorable effective tax rate drivers were partially offset by a $6.1 million and a $4.3 million income tax benefit recorded during the three months ended April 3, 2015 associated with uncertain tax position reserve and valuation allowance releases, respectively. The low effective tax rate for the three months ended March 28, 2014 was primarily due to a relatively small income tax benefit, $19.9 million, recorded on $339.6 million pre-tax charges recorded during the quarter related to asset impairments and the Venezuela currency devaluation, as well as the impact of the full year forecasted operational losses incurred in jurisdictions where valuation allowances were recorded against net deferred tax assets. Similar to the three months ended April 3, 2015, the unfavorable effective tax rate drivers for the three months ended March 28, 2014 were partially offset by an $8.0 million income tax benefit associated with the reduction of uncertain tax position reserves.
Liquidity and Capital Resources
Cash flows from operations as well as borrowings under the Company's Revolving Credit Facility provide the primary source for financing operating expenses and other short term liquidity needs. As necessary the Company incurs additional borrowings to fund working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, cash dividends and to fund tax payments. The overall cash position of the Company reflects the business results and a global cash management strategy that incorporates liquidity management, economic factors, and tax considerations.
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At April 3, 2015, current assets exceeded current liabilities by $921.6 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $590.6 million of excess availability under its various credit facilities around the world. On March 31, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility.
The Company's North American and principal European operations generally borrow and repay under its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. At April 3, 2015, the arrangements had a maximum availability limit of the equivalent of approximately $300.8 million, of which approximately $179.8 million was utilized. The Company's Latin America and Africa/Asia Pacific operations utilize various short term credit facilities for working capital purposes.

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of April 3, 2015 and December 31, 2014, approximately 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries. If these funds are needed for the Company's operations in the U.S., the Company would be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company does not demonstrate a need to repatriate this cash to fund U.S. operations. In addition, the Company's Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our North American and European operations.

Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 5% and 15% of the consolidated cash and cash equivalents balance as of April 3, 2015 and December 31, 2014, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $0.2 million and $1.2 million during the three months ended April 3, 2015 and March 28, 2014, respectively. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.

Summary of Cash Flows

Operating cash inflow of $98.0 million for the three months ended April 3, 2015 reflects a net working capital source of $76.2 million as compared to a net working capital use of $58.8 million in the three months ended March 28, 2014. The favorable change in operating cash flows in the three months ended April 3, 2015 compared to the three months ended March 28, 2014 is primarily due to a smaller increase in inventory, $5.1 million, in the three months ended April 3, 2015 compared to the increase in the three months ended March 28, 2014, $101.8 million, due to a focus on aggressive inventory reductions targeted by management beginning in the latter portion of 2014 and maintained in 2015 and lower copper costs at April 3, 2015 compared to March 28, 2014. Partially offsetting the favorable change in operating cash flows was a smaller increase in accounts payable in the three months ended April 3, 2015, $72.6 million, as compared to the three months ended March 28, 2014, $97.1 million, primarily attributable to the decrease in working capital needs. In addition, the operating cash inflow of $98.0 million for the three months ended April 3, 2015 reflects a source of $21.8 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, convertible debt instruments non-cash interest charges, gains on disposal of subsidiaries and losses on disposal of property.

The cash flow source for investing activities was $0.9 million in the three fiscal months ended April 3, 2015, primarily reflecting proceeds from the sale of subsidiaries of $20.3 million partially offset by $20.5 million of capital expenditures. The Company anticipates capital spending to be approximately $40 million to $50 million in 2015.

Financing activities resulted in $105.1 million of cash outflows and $49.5 million of cash inflows in the three months ended April 3, 2015 and the three months ended March 28, 2014, respectively. The Company decreased net borrowings on the Revolving Credit Facility due to reductions in working capital and the use of cash proceeds generated from the sale of the Company’s subsidiaries related to the divestiture plan. In the three months ended April 3, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility. During the three months ended April 3, 2015 and the three months ended March 28, 2014, the Company paid dividends in total of approximately $8.9 million and $9.0 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.

Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,213.3 million as of April 3, 2015 and the Company maintained approximately $590.6 million of excess availability under its various credit facilities around the world as well as approximately $121.0 million available under foreign accounts payable confirming arrangements with financial institutions. The Company utilizes short and long-term debt to address working capital needs, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.

On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the facility size to $700 million and then subsequently amended and restated on September 6, 2013 and further amended on October 22, 2013, May 20, 2014, September 23, 2014, October 28, 2014, and March 9, 2015, to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized $0.9 million in 2015, $1.7 million in 2014 and $4.9 million in 2013 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. The fixed charge coverage ratio was 1.39 to 1.00 at April 3, 2015.
Failure to comply with any of the covenants, financial tests and ratios required by the Company's existing or future debt obligations could result in a default under those agreements and under other agreements containing cross-default provisions, as defined in the Company's Revolving Credit Facility, Subordinated Convertible Notes, 5.75% Senior Notes and various other credit facilities maintained by the Company's subsidiaries. A default would permit lenders to cease making further extensions of credit, accelerate the maturity of the debt under these agreements and foreclose upon any collateral securing that debt. Indebtedness under the Company's Revolving Credit Facility is secured by: (a) for US borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of the Company's domestic assets and, (b) for Canadian and European borrowings under the Revolving Credit Facility, a first priority security interest in substantially all of the Company's domestic and Canadian assets and certain assets of the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility.   In addition, the lenders under the Company's Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in substantially all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of the Company's foreign subsidiaries, including the Company's Canadian subsidiaries and the Company's Spanish, French and German subsidiaries party to the Revolving Credit Facility. The Company also has incurred secured debt in connection with some of its European operations. The lenders under these European secured credit facilities also have liens on assets of certain of our European subsidiaries. As a result of these pledges and liens, if the Company fails to meet its payment or other obligations under any of its secured indebtedness, the lenders under the applicable credit agreement would be entitled to foreclose and liquidate substantially all of the Company's assets. Broadly, cross-default provisions would permit lenders to cause such indebtedness to become due prior to its stated maturity in the event a default is not cured for a period of time under the terms of one or more financing agreements, or a change in control or a fundamental change occurs.
As of April 3, 2015 and December 31, 2014, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2014 were underfunded by $155.3 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended April 3, 2015 was $5.2 million and cash contributions were approximately $3.0 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At April 3, 2015, maturities of long-term debt during the twelve month periods beginning April 3, 2015 through April 4, 2020 and thereafter are $221.4 million, $4.0 million, $2.9 million, $203.2 million and $0.8 million, respectively, and $781.0 million thereafter.

Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At April 3, 2015, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning April 3, 2015 through April 4, 2020 and thereafter are $38.6 million, $29.1 million, $17.5 million, $7.7 million and $6.3 million, respectively, and $7.8 million thereafter.

As of April 3, 2015, the Company had $55.1 million in letters of credit, $154.0 million in various performance bonds and $156.1 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $0.4 million and $0.9 million for the three months ended April 3, 2015 and March 28, 2014, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $3.9 million and $4.5 million at April 3, 2015, and at December 31, 2014, respectively, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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

See Item 1A of the Company’s 2014 Annual Report on Form 10-K as filed with the SEC on March 2, 2015 and Part II, Item 1A of this Form 10-Q for a more detailed discussion on some of these risks.

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
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2014 Annual Report on Form 10-K. In the three months ended April 3, 2015, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill, intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Note 2 - Accounting Standards, in Item 1 - Condensed Consolidated Financial Statements of this report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of April 3, 2015 and December 31, 2014, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

As of April 3, 2015 and December 31, 2014, there were no derivatives that were designated as cash flow hedges.

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

In connection with the preparation of this Quarterly Report on Form 10-Q an evaluation was performed, as of April 3, 2015, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of April 3, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended April 3, 2015, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended April 3, 2015 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2014 Annual Report on Form 10-K, except as discussed in Note 18 - Commitments and Contingencies.

ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended April 3, 2015:

Period	Total number of shares purchased (1), (2)	Average price paid per share
January 1, 2015 through January 30, 2015	2,019	$13.07
January 31, 2015 through February 27, 2015	42,072	$13.68
February 28, 2015 through April 3, 2015	10,068	$15.72
Total	54,159	$14.03

(1) Includes 42,880 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $13.65 during the three months ended April 3, 2015.

(2) Includes 11,278 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan in the quarter ended April 3, 2015. A Rabbi Trust (“Trust”) has been established in connection with the Deferred Compensation Plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	May 11, 2015	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President and Chief
Financial Officer

Exhibit Index
The following exhibits are filed or furnished, as applicable, herewith or incorporated herein by reference. Documents indicated by an asterisk (*) are filed or furnished, as applicable, herewith. Documents not indicated by an asterisk are incorporated by reference to the document indicated.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010)

3.2
Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 2015)

4.1
Third Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of March 30, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2015)

10.1
Amendment No. 5 to Amended and Restated Credit Agreement, dated March 9, 2015 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto, the several lenders and financial institutions party thereto, and JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 13, 2015)

*10.2+	Form of Global Stock Unit Agreement for Executives under the General Cable Corporation 2005 Stock Incentive Plan
*10.3+	Form of Global Performance Stock Unit Agreement under the General Cable Corporation 2005 Stock Incentive Plan
*10.4+	Form of Long-Term Incentive Cash Award Agreement
*10.5+	Employment Offer Letter, dated November 28, 2012, between the Company and Peter Campbell
*10.6+	Severance Agreement, dated January 16, 2015 and revised as of March 6, 2015, between the Company and Peter Campbell
*10.7+	Employee Secondment Offer Letter, dated April 21, 2014, between the Company and Robert Kenny
*12.1	Computation of Ratio of Earnings to Fixed Charges
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
*32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+    Indicates a management contract or compensatory plan.