Form 10-Q
period 2015-07-03
GENERAL CABLE CORP /DE/
filed 2015-08-10
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2015
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2015
Common Stock, $0.01 par value	48,921,307

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in millions, except per share data) (unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net sales	$1,113.4	$1,387.3	$2,284.5	$2,688.8
Cost of sales	990.2	1,261.1	2,047.6	2,444.8
Gross profit	123.2	126.2	236.9	244.0
Selling, general and administrative expenses	97.8	101.3	195.3	209.3
Goodwill impairment charge	—	—	—	93.5
Intangible asset impairment charges	1.7	2.1	1.7	75.0
Operating income (loss)	23.7	22.8	39.9	(133.8)
Other income (expense)	(6.0)	3.4	(31.8)	(92.8)
Interest income (expense):
Interest expense	(25.3)	(29.1)	(49.7)	(55.9)
Interest income	0.5	0.6	1.0	1.5
	(24.8)	(28.5)	(48.7)	(54.4)
Income (loss) before income taxes	(7.1)	(2.3)	(40.6)	(281.0)
Income tax (provision) benefit	5.5	(11.8)	4.1	4.3
Equity in net earnings of affiliated companies	—	0.4	0.2	0.6
Net income (loss) from continuing operations	(1.6)	(13.7)	(36.3)	(276.1)
Net income (loss) from discontinued operations, net of taxes	(6.8)	(9.0)	(13.0)	(86.0)
Net income (loss) including noncontrolling interest	(8.4)	(22.7)	(49.3)	(362.1)
Less: net income (loss) attributable to noncontrolling interest	(1.5)	2.1	(4.3)	(21.9)
Net income (loss) attributable to Company common shareholders	$(6.9)	$(24.8)	$(45.0)	$(340.2)
Earnings (loss) per share - Earnings (loss) from continuing operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.03)	$(0.28)	$(0.72)	$(5.56)
Earnings (loss) per common share-assuming dilution	$(0.03)	$(0.28)	$(0.72)	$(5.56)
Earnings (loss) per share - Earnings (loss) from discontinued operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.11)	$(0.23)	$(0.20)	$(1.40)
Earnings (loss) per common share-assuming dilution	$(0.11)	$(0.23)	$(0.20)	$(1.40)
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.14)	$(0.51)	$(0.92)	$(6.96)
Earnings (loss) per common share-assuming dilution	$(0.14)	$(0.51)	$(0.92)	$(6.96)
Dividends per common share	$0.18	$0.18	$0.36	$0.36
Comprehensive income (loss):
Net income (loss)	$(8.4)	$(22.7)	$(49.3)	$(362.1)
Currency translation gain (loss)	(13.6)	9.0	(58.2)	(1.8)
Defined benefit plan adjustments, net of tax of $1.0 million and $2.5 million in the three and six months ended July 3, 2015 and $2.1 million and $2.6 million in the three and six months ended June 27, 2014	1.8	4.2	4.8	5.1
Comprehensive income (loss), net of tax	(20.2)	(9.5)	(102.7)	(358.8)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(2.3)	0.8	(8.7)	(24.2)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(17.9)	$(10.3)	$(94.0)	$(334.6)
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	July 3, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$102.3	$136.7
Receivables, net of allowances of $16.5 million at July 3, 2015 and $20.3 million at December 31, 2014	857.3	895.1
Inventories	897.8	926.6
Deferred income taxes	36.3	24.0
Prepaid expenses and other	67.7	99.9
Current assets of discontinued operations	252.7	313.8
Total current assets	2,214.1	2,396.1
Property, plant and equipment, net	604.0	670.7
Deferred income taxes	27.4	18.4
Goodwill	23.3	22.8
Intangible assets, net	44.0	50.5
Unconsolidated affiliated companies	8.7	17.5
Other non-current assets	62.6	70.8
Non-current assets of discontinued operations	106.0	119.9
Total assets	$3,090.1	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$625.7	$552.7
Accrued liabilities	338.0	379.9
Current portion of long-term debt	217.9	391.6
Current liabilities of discontinued operations	128.5	158.6
Total current liabilities	1,310.1	1,482.8
Long-term debt	969.5	933.9
Deferred income taxes	182.7	178.3
Other liabilities	206.3	228.7
Non-current liabilities of discontinued operations	15.5	16.0
Total liabilities	2,684.1	2,839.7
Commitments and contingencies (see Note 18)
Redeemable noncontrolling interest	18.2	13.8
Total equity:
Common stock, $0.01 par value, issued and outstanding shares:
July 3, 2015 – 48,890,423 (net of 9,919,543 treasury shares)
December 31, 2014 – 48,683,493 (net of 10,126,473 treasury shares)	0.6	0.6
Additional paid-in capital	713.5	714.8
Treasury stock	(180.3)	(184.3)
Retained earnings	121.7	184.4
Accumulated other comprehensive income (loss)	(312.4)	(263.4)
Total Company shareholders’ equity	343.1	452.1
Noncontrolling interest	44.7	61.1
Total equity	387.8	513.2
Total liabilities, redeemable noncontrolling interest and equity	$3,090.1	$3,366.7
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)

	Six Fiscal Months Ended
	July 3, 2015	June 27, 2014
Cash flows of operating activities:
Net income (loss) from continuing operations including noncontrolling interest	$(36.3)	$(276.1)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	47.4	57.8
Amortization of restricted stock awards	—	0.8
Foreign currency exchange (gain) loss	29.4	86.6
Deferred income taxes	(11.3)	(11.6)
Excess tax (benefits) deficiencies from stock-based compensation	—	0.1
Non-cash asset impairment charges	12.2	183.6
Convertible debt instruments non-cash interest charges	0.9	0.8
(Gain) loss on disposal of subsidiaries	10.8	—
(Gain) loss on disposal of property	1.3	3.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(13.1)	(107.8)
(Increase) decrease in inventories	(24.4)	(81.5)
(Increase) decrease in other assets	26.1	8.9
Increase (decrease) in accounts payable, accrued and other liabilities	85.8	39.4
Net cash flows of operating activities from continuing operations	128.8	(95.5)
Net cash flows of operating activities from discontinued operations	0.7	(14.8)
Net cash flows of operating activities	129.5	(110.3)
Cash flows of investing activities:
Capital expenditures	(30.3)	(41.9)
Proceeds from properties sold	0.3	0.8
Disposal of subsidiaries, net of cash disposed of	22.7	—
Other	0.3	—
Net cash flows of investing activities from continuing operations	(7.0)	(41.1)
Net cash flows of investing activities from discontinued operations	(4.4)	(3.5)
Net cash flows of investing activities	(11.4)	(44.6)
Cash flows of financing activities:
Dividends paid to shareholders	(17.7)	(17.8)
Excess tax benefits (deficiencies) from stock-based compensation	—	(0.1)
Proceeds from debt	1,839.8	1,147.6
Repayments of debt	(1,949.7)	(976.4)
Purchase of noncontrolling interest	—	(0.3)
Dividends paid to noncontrolling interest	(0.1)	(0.7)
Repurchase of common shares	—	(30.7)
Proceeds from exercise of stock options	0.2	0.1
Net cash flows of financing activities from continuing operations	(127.5)	121.7
Net cash flows of financing activities from discontinued operations	(3.4)	(1.0)
Net cash flows of financing activities	(130.9)	120.7
Effect of exchange rate changes on cash and cash equivalents	(38.2)	(85.5)
Increase (decrease) in cash and cash equivalents	(51.0)	(119.7)
Cash and cash equivalents – beginning of period	205.8	418.8
Cash and cash equivalents – end of period	$154.8	$299.1
Less cash and cash equivalents of discontinued operations	52.5	69.0
Cash and cash equivalents of continuing operations – end of period	102.3	230.1
Supplemental Information
Cash paid during the period for:
Income tax payments from continuing operations, net of refunds	$7.0	$12.0
Interest paid from continuing operations	$44.5	$53.9
Non-cash investing and financing activities from continuing operations:
Capital expenditures included in accounts payable	$11.7	$10.3
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2014	$513.2	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$61.1
Comprehensive income (loss)	(102.7)				(45.0)	(49.0)	(8.7)
Common stock dividend	(17.7)				(17.7)
Excess tax benefit (deficiency) from stock based compensation	(1.5)		(1.5)
Dividends paid to noncontrolling interest	(2.3)						(2.3)
Sale of noncontrolling interests related to Fiji operations	(5.4)						(5.4)
Other – issuance pursuant to restricted stock, stock options and other	4.2		0.2	4.0
Balance, July 3, 2015	$387.8	$0.6	$713.5	$(180.3)	$121.7	$(312.4)	$44.7

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2013	$1,379.8	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$99.6
Comprehensive income (loss)	(358.8)				(340.2)	5.6	(24.2)
Common stock dividend	(17.8)				(17.8)
Excess tax benefit (deficiency) from stock based compensation	(0.1)		(0.1)
Purchase of noncontrolling interest	(0.3)		(1.5)				1.2
Dividends paid to noncontrolling interest	(3.1)						(3.1)
Repurchase of common shares	(30.7)			(30.7)
Other – issuance pursuant to restricted stock, stock options and other	7.5		6.8	0.7
Balance, June 27, 2014	$976.5	$0.6	$704.8	$(185.3)	$489.4	$(106.5)	$73.5
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six fiscal months ended July 3, 2015 are not necessarily indicative of results that may be expected for the full year. The December 31, 2014 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 provided that the Company’s results from continuing operations do not include the results of the Asia Pacific businesses. The results of these businesses, which comprised a portion of the Africa/Asia Pacific segment, have been reclassified as discontinued operations. Previously, the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations on a retrospective basis, which are included in the Africa/Asia Pacific segment. Results for all periods disclosed in this report have been reclassified as discontinued operations.
The Company’s first three fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September. The Company's fourth fiscal quarter consists of the first day following the third quarter through December 31.

The Condensed Consolidated Financial Statements include the accounts of General Cable Corporation and its majority-owned subsidiaries. Investments in 50% or less owned joint ventures in which the Company has the ability to exercise significant influence are accounted for under the equity method of accounting. All intercompany transactions and balances among the consolidated companies have been eliminated.

2.	Accounting Standards
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2014 Annual Report on Form 10-K. In the six months ended July 3, 2015, there have been no significant changes to these policies. There have been no accounting pronouncements adopted by the Company in 2015.
The following accounting pronouncement was adopted and became effective with respect to the Company in 2014:
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The Company elected to early adopt the guidance and implemented ASU 2014-08 for the year ended December 31, 2014. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. In the quarter ended July 3, 2015, the Company reported the results of the Asia Pacific businesses as discontinued operations, refer to Note 1 - Basis of Presentation and Principles of Consolidation and Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations. The Company will continually evaluate the status of discontinued operations each quarter to ensure compliance with ASU 2014-08 requirements.
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
3.    Assets and Liabilities Held for Sale and Discontinued Operations
In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific in order to simplify the Company's geographic portfolio and reduce operational complexity. The October divestiture plan is focused on the sale and closure of the Company's non-core assets. The Company expects to incur approximately $14 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Such amounts are reflected in the North America segment. Charges incurred in the three and six months ended July 3, 2015 were immaterial.

As part of this plan, in the first quarter of 2015, the Company completed the sale of its interests in certain joint ventures including Dominion Wire and Cables ("Fiji"), 51% interest, and Keystone Electric Wire and Cable ("Keystone"), 20% interest, for cash consideration of $9.3 million and $11.0 million, respectively. In the three months ended April 3, 2015, the pre-tax loss recognized on the sale from the disposition of Fiji was $2.6 million and the pre-tax gain recognized from the disposition of Keystone was $3.6 million. In addition, in the fourth quarter of 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million. The pre-tax gain on the sale from the disposition of PDP and PDEP recognized in the quarter ended December 31, 2014 was $17.6 million.
On June 25, 2015, the Company announced it reached a definitive agreement to sell its Asia Pacific operations for cash consideration of approximately $205 million which includes preliminary estimated net cash of $30 million available at the closing of the purchased businesses, subject to customary working capital adjustments at the respective closing dates. The Company’s Asia Pacific operations consist of Phelps Dodge International Thailand, Alcan (Tianjin) Alloy Products, General Cable New Zealand Limited and General Cable Australia Pty. Ltd (together "the remaining Asia Pacific Operations") with assets of $409.2 million and liabilities of $205.4 million as of July 3, 2015. The Company expects to close the sale of the operations in the third quarter of 2015, subject to customary closing conditions. The Company reviewed each component entity in the Company's Africa/Asia Pacific reportable segment to determine if the assets should be considered held for sale. As of July 3, 2015, the Company determined that the remaining Asia Pacific Operations did meet the held for sale criteria set forth in ASC 360 to be classified as held for sale.
Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and depreciation has ceased. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction, composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.
As of July 3, 2015, the Company determined that the remaining businesses in the Africa/Asia Pacific segment, the Africa businesses, did not meet the held for sale criteria set forth in ASC 360 primarily driven by management’s belief that the probability of a sale within one year is uncertain.
The Company assessed the discontinued operations financial reporting treatment for those businesses which were contemplated as part of the divestiture plan. The disposals of the PDP and PDEP, Fiji and Keystone businesses combined with the businesses held for sale (the remaining Asia Pacific Operations and India (together "Asia Pacific Operations")) will result in the Company’s disposal of a major geographical area, Asia Pacific. This disposal is considered a strategic shift that has and will have a major effect on the Company's operations and financial results; therefore, the results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis. As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. The financial results of the Company's Africa businesses are presented as continuing operations in the Condensed Consolidated Financial Statements.

The results of operations, financial position and cash flows for the Asia Pacific Operations are separately reported as discontinued operations for all periods presented. Included in Net income (loss) from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were the following (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net sales	$89.5	$144.0	$180.6	$272.6
Cost of sales	81.2	138.4	165.3	252.7
Gross profit	8.3	5.6	15.3	19.9
Selling, general and administrative expenses	13.1	14.3	25.1	27.0
Goodwill and intangible asset impairment charges	—	—	3.2	82.1
Operating income (loss)	(4.8)	(8.7)	(13.0)	(89.2)
Other income (expense)	(2.1)	0.2	(1.2)	(1.3)
Interest expense, net	(0.4)	(0.2)	(1.0)	(0.5)
Income (loss) before income taxes	(7.3)	(8.7)	(15.2)	(91.0)
Income tax (provision) benefit	0.5	(0.3)	2.1	5.0
Equity in net earnings of affiliated companies	—	—	0.1	—
Net income (loss) including noncontrolling interest	$(6.8)	$(9.0)	$(13.0)	$(86.0)
The pre-tax loss attributable to the parent for the Asia Pacific Operations for the three and six months ended July 3, 2015 was $5.5 million and $9.7 million, respectively. The pre-tax loss attributable to the parent for the Asia Pacific Operations for the three and six months ended June 27, 2014 was $11.3 million and $68.1 million, respectively.
Financial information for assets and liabilities held for sale were the following (in millions):

	July 3, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$52.5	$69.1
Receivables, net of allowances	84.6	111.9
Inventories	89.0	92.2
Deferred income taxes	8.6	8.4
Prepaid expenses and other	18.0	32.2
Total current assets	252.7	313.8
Property, plant and equipment, net	80.2	87.7
Deferred income taxes	5.9	6.4
Goodwill	—	3.3
Intangible assets, net	12.5	14.6
Other non-current assets	7.4	7.9
Total assets	$358.7	$433.7
Liabilities
Current liabilities:
Accounts payable	$97.6	$119.4
Accrued liabilities	20.2	27.3
Current portion of long-term debt	10.7	11.9
Total current liabilities	128.5	158.6
Deferred income taxes	4.5	4.7
Other liabilities	11.0	11.3
Total liabilities	$144.0	$174.6

4.    Restructuring
In July 2014, the Company announced a comprehensive restructuring program. The restructuring program, which builds on the Company's previously launched productivity and asset optimization plans, is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing initiatives to reduce selling, general and administrative ("SG&A") expenses globally. During the first half of 2015, the Company continued with incremental restructuring actions including SG&A cost reductions and further asset optimization plans in North America and Europe. Costs incurred as part of the restructuring program related to the Company's Asia Pacific Operations are not included below as the costs associated with these exit or disposal activities are included within the results of discontinued operations. Total expected and aggregate restructuring costs related to the Asia Pacific Operations are $15 million and $14.8 million as of July 3, 2015, respectively. There are no restructuring costs related to the continuing operations of the Africa/Asia Pacific segment as of July 3, 2015.

As part of the restructuring program, in the second quarter of 2015, the Company completed the disposal of a subsidiary in Spain for cash consideration of $1.8 million. The pre-tax loss on the sale from the disposition in the quarter ended July 3, 2015 was $11.6 million. This sale does not represent a strategic shift; therefore, the results are not presented as discontinued operations. This loss is included as asset-related restructuring costs in the Europe segment in the three and six months ended July 3, 2015 and is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company expects to incur approximately $210 million of pre-tax restructuring charges. The total expected costs are $25 million in the North America segment, $145 million in the Europe segment and $40 million in the Latin America segment. As of July 3, 2015, aggregate costs incurred are $14.4 million in the North America segment, $137.1 million in the Europe segment, and $34.7 million in the Latin America segment. For the three and six months ended July 3, 2015, the Company incurred charges of $19.2 million and $35.1 million, respectively. For the three and six months ended July 3, 2015, costs incurred were $3.7 million and $7.6 million in the North America segment, $12.4 million and $21.5 million in the Europe segment, and $3.1 million and $6.0 million in the Latin America segment, respectively. For the three and six months ended July 3, 2015, approximately $2.4 million and $11.5 million of these charges were recorded in cost of sales and $16.8 million and $23.6 million of these charges were recorded as SG&A expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. Restructuring costs incurred consist primarily of employee separation costs and asset-related costs to exit or realign facilities. The Company is also incurring other costs as outlined below.

Changes in the restructuring reserve and activity for the six months ended July 3, 2015 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$65.0	$120.0	$25.0	$210.0
Balance, December 31, 2014	$32.4	$—	$1.0	$33.4
Net provisions	12.2	14.0	8.9	35.1
Net benefits charged against the assets	(2.7)	(14.0)	(3.9)	(20.6)
Payments	(13.5)	—	(4.0)	(17.5)
Foreign currency translation	(2.6)	—	(0.1)	(2.7)
Balance, July 3, 2015	$25.8	$—	$1.9	$27.7
Total aggregate costs to date	$50.5	$118.2	$17.5	$186.2
Remaining expected restructuring charges	$14.5	$1.8	$7.5	$23.8
Employee Separation Costs
The Company recorded employee separation costs of $2.7 million and $12.2 million for the three and six months ended July 3, 2015, consisting of $2.7 million and $6.4 million in North America, $(0.2) million and $4.8 million in Europe, and $0.2 million and $1.0 million in Latin America, respectively.
Employee separation costs include severance, retention bonuses and pension costs. As of July 3, 2015, employee separation costs included severance charges for approximately 1,140 employees; approximately 900 of these employees were classified as manufacturing employees and approximately 240 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.
Asset-Related Costs
The Company recorded asset-related costs of $12.8 million and $14.0 million in the three and six months ended July 3, 2015, respectively. The Company recorded long-lived asset impairment charges of $11.4 million and $10.8 million in Europe, and $1.4 million and $3.2 million in Latin America for the three and six months ended July 3, 2015, respectively.
Asset-related costs consist of both asset write-downs and the loss on the sale of a subsidiary in Spain as noted above. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets as the restructuring program is executed.
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
Other Costs
The Company recorded other restructuring-type charges of $3.7 million and $8.9 million for the three and six months ended July 3, 2015, respectively. The other restructuring-type charges were $1.0 million and $1.2 million in North America, $1.2 million and $5.9 million in Europe, and $1.5 million and $1.8 million in Latin America, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other costs.

5.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended July 3, 2015 and June 27, 2014, the Company recorded other expense of $6.0 million and other income of $3.4 million, respectively. For the three months ended July 3, 2015, other expense was primarily attributable to $3.6 million related to other foreign currency transaction losses and $2.4 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended June 27, 2014, other income included $3.6 million related to gains on derivative instruments that were not designated as cash flow hedges.
During the six months ended July 3, 2015 and June 27, 2014, the Company recorded other expense of $31.8 million and $92.8 million, respectively. For the six months ended July 3, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.8 million, $7.0 million related to other foreign currency transaction losses and $2.0 million related to losses on derivative instruments that were not designated as cash flow hedges. For the six months ended June 27, 2014, other expense was primarily attributable to $83.1 million related to a Venezuela currency devaluation, $8.4 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $1.3 million related to foreign currency transaction losses.
Refer to Note 21 - Venezuelan Operations for more information regarding the Company's Venezuelan operations.
6.    Inventories
Approximately 82% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market.

(in millions)	July 3, 2015	December 31, 2014
Raw materials	$197.3	$206.6
Work in process	140.1	144.4
Finished goods	560.4	575.6
Total	$897.8	$926.6

7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	July 3, 2015	December 31, 2014
Land	$52.8	$60.3
Buildings and leasehold improvements	218.8	228.6
Machinery, equipment and office furnishings	784.8	819.9
Construction in progress	38.1	35.3
Total gross book value	1,094.5	1,144.1
Less accumulated depreciation	(490.5)	(473.4)
Total net book value	$604.0	$670.7
Depreciation expense for the three and six fiscal months ended July 3, 2015 was $19.9 million and $42.0 million, respectively. Depreciation expense for the three and six fiscal months ended June 27, 2014 was $25.9 million and $52.1 million, respectively.

8.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (millions of dollars):

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Total
Balance, December 31, 2014	$17.0	$3.0	$2.8	$22.8	$0.3	$0.4	$0.7
Currency translation and other adjustments	(0.2)	0.9	(0.2)	0.5	—	—	—
Goodwill and indefinite-lived asset impairment	—	—	—	—	—	—	—
Balance, July 3, 2015	$16.8	$3.9	$2.6	$23.3	$0.3	$0.4	$0.7
The amounts of other intangible assets were as follows (millions of dollars):

	July 3, 2015	December 31, 2014
Amortized intangible assets:
Amortized intangible assets	$129.4	$131.0
Accumulated amortization	(83.1)	(78.1)
Foreign currency translation adjustment	(3.0)	(3.1)
Amortized intangible assets, net	$43.3	$49.8
Amortized intangible assets are stated at cost less accumulated amortization as of July 3, 2015 and December 31, 2014. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the six months ended July 3, 2015 and June 27, 2014 was $5.0 million and $5.5 million, respectively. The estimated amortization expense during the twelve month periods beginning July 3, 2015 through July 3, 2020 and thereafter, based on exchange rates as of July 3, 2015, is $9.5 million, $8.4 million, $6.3 million, $5.0 million, $3.9 million and $10.2 million thereafter.

Tables of Contents

9.	Long-Term Debt

(in millions)	July 3, 2015	December 31, 2014
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount on Subordinated Convertible Notes	(258.8)	(259.7)
Senior Floating Rate Notes due 2015 ("Senior Floating Rate Notes")	—	125.0
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	180.1	136.8
Other	9.1	9.0
Europe debt	9.1	10.5
Latin America credit facilities	185.6	238.6
Africa/Asia Pacific credit facilities	32.8	35.8
Total debt	1,187.4	1,325.5
Less current maturities	217.9	391.6
Long-term debt	$969.5	$933.9
At July 3, 2015, maturities of long-term debt during the twelve month periods beginning July 3, 2015 through July 3, 2020 and thereafter are $217.9 million, $4.0 million, $3.0 million, $180.8 million and $0.8 million, respectively, and $780.9 million thereafter.

The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	July 3, 2015	December 31, 2014
Face Value	$600.0	$600.0
Fair Value (Level 2)	559.5	483.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

(1)
The Company may, at its option, redeem the 5.75% Senior Notes on or after the stated beginning dates at percentages noted above (plus accrued and unpaid interest). Additionally, the Company may, on or prior to October 1, 2015 redeem in the aggregate up to 35% of the aggregate principal amount of 5.75% Senior Notes issued with the cash proceeds from one or more equity offerings, at a redemption price in cash equal to 105.75% of the principal plus accrued and unpaid interest so long as (i) at least 65% of the aggregate principal amount of the 5.75% Senior Notes issued remains outstanding immediately after giving effect to any such redemption; and (ii) notice of any such redemption is given within 60 days after the date of the closing of any such equity offering. In addition, at any time prior to October 1, 2017, the Company may redeem some or all of the 5.75% Senior Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, plus a make whole premium.

The 5.75% Senior Notes' indenture contains covenants that limit the ability of the Company and certain of its subsidiaries to (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem

Tables of Contents

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes are summarized as of July 3, 2015 and December 31, 2014 as follows:

	Subordinated Convertible Notes
(in millions)	July 3, 2015	December 31, 2014
Face value	$429.5	$429.5
Debt discount	(258.8)	(259.7)
Book value	170.7	169.8
Fair value (Level 1)	356.5	313.1
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
Senior Floating Rate Notes
On March 31, 2015, the Company used proceeds from the Revolving Credit Facility to repay the outstanding principal of $125 million and accrued interest of $0.8 million on the Senior Floating Rate Notes due April 2015.
The Company’s Senior Floating Rate Notes are summarized as of July 3, 2015 and December 31, 2014 as follows:

	Senior Floating Rate Notes
(in millions)	July 3, 2015	December 31, 2014
Face value	$—	$125.0
Fair value (Level 1)	—	123.8
Interest rate	N/A	2.6%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries
Revolving Credit Facility
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which has been subsequently amended and restated to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
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

Tables of Contents

10% of the then existing aggregate lender commitments under the Revolving Credit Facility. The fair value of the Revolving Credit Facility approximates the carrying value.
Indebtedness under the Revolving Credit Facility is secured by: (a) for US borrowings under the facility, a first priority security interest in substantially all of our domestic assets and, (b) for Canadian and European borrowings under the facility, a first priority security interest in substantially all of our domestic and Canadian assets and certain assets of our Spanish, French and German subsidiaries party to the facility.   In addition, the lenders under our Revolving Credit Facility have received a pledge of (i) 100% of the equity interests in all of the Company's domestic subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in certain of our foreign subsidiaries, including our Canadian subsidiaries and our Spanish, French and German subsidiaries party to the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at interest rate bases elected by the Company plus an applicable margin calculated quarterly based on the Company's average availability and Total Consolidated Leverage Ratio as set forth in the credit agreement. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	July 3, 2015	December 31, 2014
Outstanding borrowings	$180.1	$136.8
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	375.3	425.0
Interest rate	2.5%	2.1%
Outstanding letters of credit	$41.2	$58.5
Original issuance	July 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at July 3, 2015 is $230.5 million, $50.5 million and $94.3 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2014 was $257.7 million, $54.3 million and $113.0 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	July 3, 2015	December 31, 2014
Outstanding borrowings	$185.6	$238.6
Undrawn availability	32.0	79.6
Interest rate – weighted average	8.7%	6.1%
Maturity date	Various; $182.7 million due within one year
The Company's Latin America credit facilities are short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature of the facilities.
Africa/Asia Pacific Credit Facilities
The Company’s Africa credit facilities are summarized in the table below:

(in millions)	July 3, 2015	December 31, 2014
Outstanding borrowings	$32.8	$35.8
Undrawn availability	75.5	44.4
Interest rate – weighted average	3.9%	4.2%
Maturity date	Various; $32.8 million due within one year

Tables of Contents

The Company’s Africa credit facilities are short term loans utilized for working capital purposes. The fair value of the Africa credit facilities approximates the carrying value due to the short term nature of the facilities.

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

As of July 3, 2015 and December 31, 2014, there were no derivatives that were designated as cash flow hedges. In the three and six months ended July 3, 2015 and June 27, 2014, there was no activity related to derivatives that were designated as cash flow hedges. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at July 3, 2015 and December 31, 2014 are shown below (in millions):

	July 3, 2015			December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$96.8	$0.6	$3.3	$104.0	$0.5	$3.7
Foreign currency exchange	104.0	0.6	4.4	110.3	3.7	4.1
		$1.2	$7.7		$4.2	$7.8

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of July 3, 2015 and December 31, 2014, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets.  As of July 3, 2015 and December 31, 2014, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of July 3, 2015 and December 31, 2014, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.

11.	Income Taxes
The Company’s effective tax rate for the six months ended July 3, 2015 and June 27, 2014 was 10.1% and 1.5%, respectively. The low effective tax rate on the Company’s pre-tax losses for the six months ended July 3, 2015 were primarily due to the following:

•	No tax benefits being available for the $22.8 million Venezuelan currency devaluation loss and foreign currency loss in Venezuela, and

•	No tax benefit being recognized on $53.0 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.

These factors were partially offset by the following:

•	$6.5 million of tax benefits associated with the net release of uncertain tax position reserves,

•	$4.3 million of tax benefits associated with valuation allowance releases, and

•
$11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of Thailand businesses resulting from the pending sale of those businesses in the third quarter of 2015.

The low effective tax rate on the Company’s pre-tax losses for the six months ended June 27, 2014 were primarily due to the following:

•	No tax benefits being available for the $83.1 million Venezuelan currency devaluation loss,

•	A relatively small tax benefit of $13.9 million was recorded on $184.5 million pre-tax charges related to asset impairments, and

•	No tax benefit being recognized on $38.1 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.

These factors were partially offset by the following:

•	$4.6 million of tax benefits associated with the net release of uncertain tax position reserves.

The Company’s effective tax rate for the three months ended July 3, 2015 and June 27, 2014 was 77.5% and (513.0)% respectively. The high effective tax rate for the three months ended July 3, 2015 was primarily due to $11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of the Thailand business resulting from the pending sale in the third quarter of 2015. This was partially offset by no tax benefit being recognized on $24.2 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. The large negative effective tax rate for the three months ended June 27, 2014 was primarily due to no tax benefit being recognized on $10.1 million of asset impairments and $13.4 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. The pre-tax loss was extremely low for both three month periods which also contributed to the volatile effective tax rates.

During the second quarter of 2015, the Company accrued approximately $1.0 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $0.4 million of income tax benefits were recognized due to statute of limitation expirations associated with various uncertain tax positions.

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

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	July 3, 2015		June 27, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$1.5	$0.5	$1.4
Interest cost	1.8	1.1	2.0	1.6
Expected return on plan assets	(2.6)	(0.7)	(2.6)	(0.8)
Amortization of prior service cost	—	0.2	0.1	0.3
Amortization of net loss	1.9	0.7	1.2	0.1
Settlement loss	—	—	—	4.5
Net pension expense	$1.5	$2.8	$1.2	$7.1

	Six Fiscal Months Ended
	July 3, 2015		June 27, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.8	$3.0	$1.0	$2.8
Interest cost	3.6	2.2	4.0	3.3
Expected return on plan assets	(5.2)	(1.4)	(5.3)	(1.6)
Amortization of prior service cost	—	0.4	0.1	0.6
Amortization of net loss	3.8	1.4	2.4	0.2
Settlement loss	—	0.9	—	4.5
Net pension expense	$3.0	$6.5	$2.2	$9.8
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense in 2015 is $10.5 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.
Defined benefit pension plan cash contributions for the three fiscal months ended July 3, 2015 and June 27, 2014 were $3.0 million and $3.3 million, respectively. Defined benefit pension plan cash contributions for the six fiscal months ended July 3, 2015 and June 27, 2014 were $6.0 million and $6.6 million, respectively.
Refer to Note 4 - Restructuring for charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.

Tables of Contents

13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) as of July 3, 2015 and December 31, 2014, respectively, consisted of the following (in millions):

	July 3, 2015		December 31, 2014
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(238.9)	$(8.2)	$(185.1)	$(3.8)
Pension adjustments, net of tax	(73.5)	(2.9)	(78.3)	(2.9)
Accumulated other comprehensive income (loss)	$(312.4)	$(11.1)	$(263.4)	$(6.7)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2014 to July 3, 2015 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2014	$(185.1)	$(78.3)	$(263.4)
Other comprehensive income (loss) before reclassifications	(65.2)	—	(65.2)
Amounts reclassified from accumulated other comprehensive income	11.4	4.8	16.2
Net current - period other comprehensive income (loss)	(53.8)	4.8	(49.0)
Balance, July 3, 2015	$(238.9)	$(73.5)	$(312.4)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2013 to June 27, 2014 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Other	Total
Balance, December 31, 2013	$(67.1)	$(52.6)	$7.6	$(112.1)
Other comprehensive income (loss) before reclassifications	0.6	—	—	0.6
Amounts reclassified from accumulated other comprehensive income	—	5.0	—	5.0
Net current - period other comprehensive income (loss)	0.6	5.0	—	5.6
Balance, June 27, 2014	$(66.5)	$(47.6)	$7.6	$(106.5)

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended July 3, 2015 (in millions, net of tax):

	Three Fiscal Months Ended	Six Fiscal Months Ended
	July 3, 2015	July 3, 2015
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries	$5.2	$11.4	SG&A
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.2	SG&A
Net loss	1.7	3.4	SG&A
Settlement loss	—	1.2	SG&A
Total - Pension Items	$1.8	$4.8
Total	$7.0	$16.2

	Three Fiscal Months Ended	Six Fiscal Months Ended
	June 27, 2014	June 27, 2014
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Amortization of defined pension items, net of tax:
Prior service cost	$0.2	$0.4	SG&A
Net loss	0.7	1.4	SG&A
Settlement loss	3.2	3.2	SG&A
Total - Pension Items	$4.1	$5.0
Total	$4.1	$5.0

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

The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At July 3, 2015, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date, $18.2 million. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net income (loss).
15.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $28.5 million and $37.5 million, respectively, for the three fiscal months ended July 3, 2015 and June 27, 2014 and $59.5 million and $76.3 million, respectively, for the six fiscal months ended July 3, 2015 and June 27, 2014.

Tables of Contents

16.	Earnings (Loss) Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Amounts attributable to the Company – basic and diluted:
Net income (loss) from continuing operations	$(1.6)	$(13.7)	$(36.3)	$(276.1)
Less: net income (loss) attributable to continuing operations noncontrolling interest	(0.2)	(0.2)	(1.0)	(4.0)
Net income (loss) from continuing operations attributable to Company common shareholders	$(1.4)	$(13.5)	$(35.3)	$(272.1)
Net income (loss) from discontinued operations	(6.8)	(9.0)	(13.0)	(86.0)
Less: net income (loss) attributable to discontinued operations noncontrolling interest	(1.3)	2.3	(3.3)	(17.9)
Net income (loss) from discontinued operations attributable to Company common shareholders	$(5.5)	$(11.3)	$(9.7)	$(68.1)
Net income (loss) attributable to Company common shareholders (1)	$(6.9)	$(24.8)	$(45.0)	$(340.2)

Weighted average shares outstanding for basic EPS computation (2)	48.9	48.7	48.8	48.9

Earnings (loss) per common share calculation - basic:
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – basic (3)	$(0.03)	$(0.28)	$(0.72)	$(5.56)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – basic	$(0.11)	$(0.23)	$(0.20)	$(1.40)
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$(0.14)	$(0.51)	$(0.92)	$(6.96)

Weighted average shares outstanding including nonvested shares	48.9	48.7	48.8	48.9
Weighted average shares outstanding for diluted EPS computation (2)	48.9	48.7	48.8	48.9

Earnings (loss) per common share calculation - dilution:
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – assuming dilution	$(0.03)	$(0.28)	$(0.72)	$(5.56)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – assuming dilution	(0.11)	(0.23)	(0.20)	(1.40)
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(0.14)	$(0.51)	$(0.92)	$(6.96)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes. The average stock price threshold conditions had not been met as of July 3, 2015. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the

Tables of Contents

share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three and six months ended July 3, 2015, intersegment sales were $10.8 million and $17.8 million in North America, $1.8 million and $14.3 million in Europe, and $5.2 million and $9.5 million in Latin America. In the three and six months ended June 27, 2014, intersegment sales were $8.5 million and $17.8 million in North America, $17.4 million and $34.7 million in Europe, and $11.0 million and $19.8 million in Latin America.

Summarized financial information for the Company’s reportable segments reported in continuing operations for the three and six fiscal months ended July 3, 2015 and June 27, 2014 is as follows:

Tables of Contents

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions)	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net Sales:
North America	$609.4	$645.3	$1,247.6	$1,240.0
Europe	250.9	349.7	512.7	672.8
Latin America	188.8	302.3	394.1	591.0
Africa/Asia Pacific	64.3	90.0	130.1	185.0
Total	$1,113.4	$1,387.3	$2,284.5	$2,688.8
Segment Operating Income (Loss):
North America	$30.9	$18.9	$60.5	$51.6
Europe	(1.2)	14.9	4.7	4.6
Latin America	(2.5)	(15.2)	(18.4)	(180.2)
Africa/Asia Pacific	(3.5)	4.2	(6.9)	(9.8)
Total	$23.7	$22.8	$39.9	$(133.8)

(in millions)	July 3, 2015	December 31, 2014
Total Assets:
North America	$1,153.8	$1,220.3
Europe	756.7	751.4
Latin America	561.1	656.6
Africa/Asia Pacific	618.5	738.4
Total	$3,090.1	$3,366.7
The total assets of the discontinued operations as of July 3, 2015 and December 31, 2014 are $358.7 million and $433.7 million, respectively. The total assets of the discontinued operations are included in the Africa/Asia Pacific segment above.

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
At July 3, 2015 and December 31, 2014, we had an accrued liability of approximately $3.9 million and $4.5 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 27 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of July 3, 2015, we were a defendant in approximately 532 cases brought in state and federal courts throughout the United States. In the six months ended July 3, 2015, 49 asbestos cases were brought against us. In the calendar year 2014, 104 asbestos cases were brought against us. In the last 27 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of July 3, 2015, 50,637 asbestos cases have been dismissed. In the six months ended July 3, 2015, 2,750 asbestos cases were dismissed. As of December 31, 2014, 47,887 cases were dismissed. With regards to the approximately 532 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of July 3, 2015, 0 pending lawsuits were brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”) and seek unspecified damages. Plaintiffs in the MARDOC cases generally allege that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”). In September 2014, upon receipt from the MDL Court of a current statistical report listing numbers of outstanding cases as well as a list identifying outstanding Maritime/MARDOC cases by plaintiff name, General Cable recorded a dismissal of 25,759 cases reducing its number of pending Maritime/MARDOC cases to 2,679. As of July 3, 2015, upon further review of the outstanding cases, General Cable recorded a dismissal of the remaining 2,679 Maritime/MARDOC cases.
For cases outside the MDL as of July 3, 2015, plaintiffs have asserted monetary damages in 224 cases. In 99 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $523 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In the 124 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $470 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $10 million. In addition, in relation to these 224 cases, there are claims of $321 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of July 3, 2015 and December 31, 2014, we had accrued, on a gross basis, approximately $4.3 million and $4.7 million, respectively, and as of July 3, 2015 and December 31, 2014, had recovered approximately $0.4 million and $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $3.9 million and $4.2 million, as of July 3, 2015 and December 31, 2014, respectively, represents our best estimate in order to cover resolution of current and future asbestos-related claims.

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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of July 3, 2015 and December 31, 2014, aggregate settlement costs were $9.6 million and $9.5 million, respectively. For the six months ended July 3, 2015 and June 27, 2014, settlement costs totaled $0.1 million and $0.4 million, respectively. As of July 3, 2015 and December 31, 2014, aggregate litigation costs were $25.4 million and $24.7 million, respectively. For the six months ended July 3, 2015 and June 27, 2014, litigation costs were $0.7 million and $0.9 million, respectively.
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
Transformer damage claims
In March 2012, we received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. We supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. Our work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, we initiated litigation in Pennsylvania state court seeking a declaration that we are not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. The arbitration was conducted before the ICC Tribunal in April 2015, and the parties filed post-hearing briefs. We are currently awaiting a decision from the ICC Tribunal. We continue to believe we have substantial defenses to potential liability in regard to the transformer fire and claimed loss.  We currently estimate our range of possible loss from the arbitration proceeding to be between $0 million and $18 million.
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

One of our Brazilian subsidiaries has received formal notices of infractions from the Brazilian state authorities related to the failure to timely file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount due for the infractions including potential interest and penalties is up to $20 million. As of July 3, 2015, based on ongoing proceedings, we have accrued approximately $2.5 million, which represents our best estimate of the probable loss upon resolution of these claims. Subsequent to July 3, 2015, these infractions were accepted into the State tax amnesty program, and the amounts accrued were reduced to approximately $0.5 million, which is the amount to be paid based on the resolution of these claims.

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

Brazil Labor Matter

One of our Brazilian subsidiaries has received infraction notices issued by the Department of Labor.  Subsequently, the Brazilian Federal Labor Public Prosecutor filed a related lawsuit claiming collective punitive damages, in the amount of approximately $10 million. In March 2015, the Lower Labor Court rendered a decision granting collective punitive damages of approximately $1.6 million.  The Brazilian subsidiary is appealing this decision, and as of July 3, 2015, we have accrued our best estimate of the probable loss upon resolution of this claim, which is immaterial.
Government and internal investigations
We have been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of our subsidiary in Angola. The review has focused upon payment practices with respect to employees of public utility companies, use of agents in connection with such payment practices, and the manner in which the payments were reflected in our books and records. We have determined at this time that certain employees in our Portugal and Angola subsidiaries directly and indirectly made or directed payments at various times from 2002 through 2013 to officials of Angola government-owned public utilities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. Based on an analysis completed with the assistance of our external counsel and forensic accountants, we have concluded at this time, that we are able to reasonably estimate the profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above which we believe is likely to ultimately be disgorged. As a result, we recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. There was no change to the accrual in the second quarter of 2015. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial. We also have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with our Thailand and India operations and certain transactions in our Egypt and China businesses, which may have implications under the FCPA. We have voluntarily disclosed these matters to the SEC and the DOJ and have provided them with additional information at their request, including information in response to an SEC subpoena. The SEC and DOJ inquiries into these matters are ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions. We are continuing to implement a third party screening process on sales agents that we use outside of the United

States, including, among other things, a review of the agreements under which they were retained and a risk-based assessment of such agents to determine the scope of due diligence measures to be performed by a third-party investigative firm. We also have provided anti-corruption training to our global sales force, and ultimately will provide such training to all salaried employees. In addition, we have hired a Chief Compliance Officer, who is responsible for the day-to-day management of our compliance function. The Chief Compliance Officer reports to our Chief Executive Officer, and also has a reporting relationship with the Audit Committee.
As previously disclosed, we conducted internal investigations, subject to the oversight of the Audit Committee of our Board of Directors and with the assistance of external counsel, principally relating to matters resulting in restatements of a number of our previously issued financial statements. The matters addressed in the investigations included (i) inventory accounting errors addressed in the restatements, including those resulting from inventory theft in Brazil, as well as the timing of internal reporting of the inventory accounting issues to senior corporate management at our headquarters in Highland Heights, Kentucky and (ii) historical revenue recognition accounting practices with regard to “bill and hold” sales in Brazil related to aerial transmission projects, including instances where we determined that the requirements for revenue recognition under GAAP with respect to the bill and hold sales were not met. (“Bill and hold” sales generally are sales meeting specified criteria under GAAP that enable the seller to recognize revenue at the time title to goods and ownership risk is transferred to the customer, even though the seller does not ship the goods until a later time. In typical sales transactions other than those accounted for as bill and hold, title to goods and ownership risk is transferred to the customer at the time of shipment or delivery.) In connection with these matters, among others, our management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting. These material weaknesses resulted in accounting errors that caused us to issue two sets of restated financial statements. In March 2013, principally to correct the inventory accounting errors, we issued restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and interim periods ended on March 30, 2012 and June 29, 2012. In January 2014, principally to correct errors relating to revenue recognition with respect to the bill and hold sales, we issued restated consolidated financial statements (which also encompassed matters addressed in the earlier restatement) as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and 2012 and the interim period ended on March 29, 2013.
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
Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint sought damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On January 27, 2015, the Court dismissed the City of Livonia Complaint, with prejudice, based on plaintiff’s failure to state a claim upon which relief could be granted. On February 24, 2015, plaintiff filed a motion to alter or amend the January 27, 2015 judgment and for leave to file the proposed amended complaint, which the lower Court also denied. On June 9, 2015, plaintiff appealed the lower Court’s decisions to the Sixth Circuit Court of Appeals, which appeal is currently pending.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At July 3, 2015, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning July 3, 2015 through July 3, 2020 and thereafter are $37.9 million, $27.3 million, $12.5 million, $7.1 million and $5.6 million, respectively, and $5.6 million thereafter.
As of July 3, 2015, the Company had $55.4 million in letters of credit (including the $41.2 million outstanding on the Company's Revolving Credit Facility), $173.9 million in various performance bonds and $170.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the Latin America and Africa/Asia Pacific segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” For the three fiscal months ended July 3, 2015 and June 27, 2014, equity in net earnings of affiliated companies was $0.0 million and $0.4 million, respectively. For the six fiscal months ended July 3, 2015 and June 27, 2014, equity in net earnings of affiliated companies was $0.2 million and $0.6 million, respectively. The net investment in unconsolidated affiliated companies was $8.7 million and $17.5 million as of July 3, 2015 and December 31, 2014, respectively. As of July 3, 2015, the Company’s ownership percentage was as follows: PDTL Trading Company Ltd. 49%, Colada Continua Chilean, S.A. 41%, Nostag GmbH & Co. KG 33%, Pakistan Cables Limited 24.6% and Thai Copper Rod Company Ltd. 18%.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	July 3, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$1.2	$—	$1.2	$—	$4.2	$—	$4.2
Equity securities (1)	20.7	—	—	20.7	22.1	—	—	22.1
Total assets	$20.7	$1.2	$—	$21.9	$22.1	$4.2	$—	$26.3
Liabilities:
Derivative liabilities	$—	$7.7	$—	$7.7	$—	$7.8	$—	$7.8
Total liabilities	$—	$7.7	$—	$7.7	$—	$7.8	$—	$7.8
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at July 3, 2015 and December 31, 2014 classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $32.8 million and $31.9 million as of July 3, 2015 and December 31, 2014, respectively. Amounts payable to the plan participants at July 3, 2015 and December 31, 2014, excluding the Deferred Stock, were $22.8 million and $23.5 million, respectively, and are classified as “other liabilities” in the Condensed Consolidated Balance Sheets.
At July 3, 2015, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no material nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

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

On February 19, 2014, the Venezuelan government announced plans for another currency exchange mechanism (“SICAD 2”) which allowed authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale or acquisitions of foreign currency. The SICAD 2 rate was intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. SICAD 2 became effective on March 24, 2014.

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

Fourth quarter 2014 devaluation and fourth quarter 2014 government actions

As of December 31, 2014, given increased uncertainties and lack of liquidity, the Company determined the SICAD 2 floating auction rate was the appropriate rate to use for financial reporting purposes. As of December 30, 2014, the Venezuela President took over the Central Bank's exchange mechanisms, removing the head of the CENCOEX. In addition, the SICAD 1 auctions had been increasingly restricted. The Company, in one SICAD 1 auction, was awarded $11.2 million for the purchase of copper pounds in the fourth quarter of 2014; however, as of December 31, 2014 the $11.2 million awarded had not been authorized for payment. There had been no companies authorized for payment since October that were awarded U.S. dollars through the SICAD 1 auctions. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela were expected to result in lower than historical and previously projected future profit levels.

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

2015 devaluation and 2015 government actions
A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading on February 12, 2015, replacing the previous SICAD 2 mechanism. In the three months ended April 3, 2015, the Company began to use the SIMADI rate of approximately 192.7125 BsF per U.S. dollar to remeasure all of its BsF-denominated assets and liabilities of its Venezuelan subsidiary. As a result the Company recorded other expense of $22.5 million for the quarter ended April 3, 2015, which was included in Other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of July 3, 2015, the Company continued to use the SIMADI rate of approximately 197.0514 BsF per U.S. dollar to remeasure all of its BsF-denominated assets and liabilities of its Venezuelan subsidiary.
The SIMADI is intended to provide limited access to a free market rate of exchange. The only way to obtain USD through SIMADI is through the supply and demand available within the country’s financial institutions. The Company believes that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism including SIMADI. As of July 3, 2015, the Company has participated in several SIMADI auctions, but was not awarded any U.S. dollars. Further, the low dollar values awarded are generally not sufficient to purchase needed quantities of copper pounds. However, to maintain liquidity the Company intends to participate in future auctions, if available. Although there were uncertainties related to the SIMADI auctions, at July 3, 2015 the Company believed the SIMADI floating rate would be applicable for future dividend remittances.

2015 Venezuela financial results

During the three and six months ended July 3, 2015, the Company did not settle any U.S. dollar denominated intercompany payables and accounts payable in Venezuela. During the three and six months ended June 27, 2014, the Company settled $2.2 million and $5.2 million of U.S. dollar denominated intercompany payables and accounts payable in Venezuela primarily at the prior official rate, 6.30 BsF per U.S. dollar, respectively.
At July 3, 2015 and December 31, 2014, the Company’s total assets in Venezuela were approximately $13 million and $43 million and total liabilities were approximately $46 million and $51 million, respectively. At July 3, 2015 and December 31, 2014, total assets included BsF denominated monetary assets of approximately $10 million and $37 million, which consisted primarily of approximately $9 million and $31 million of cash, and approximately $1 million and $2 million of accounts receivable, respectively. At July 3, 2015 and December 31, 2014, total liabilities included BsF denominated monetary liabilities of approximately $2 million and $7 million, which consisted primarily of accounts payable and other current and non-current accruals, respectively.
The Company's sales in Venezuela were less than 1% and 2% of consolidated net sales for the three fiscal months ended July 3, 2015 and June 27, 2014, respectively. The Company's sales in Venezuela were less than 1% and 2% of consolidated net sales for the six fiscal months ended July 3, 2015 and June 27, 2014, respectively. Operating income in Venezuela was 3% of consolidated operating income for the three fiscal months ended July 3, 2015 and operating loss in Venezuela was 5% of consolidated operating income for the three fiscal months ended June 27, 2014. Operating loss in Venezuela was 11% of consolidated operating income for the six fiscal months ended July 3, 2015 and 36% of consolidated operating loss for the six fiscal months ended June 27, 2014.

For the three and six fiscal months ended July 3, 2015 and June 27, 2014, 100% of Venezuela's sales were BsF denominated. For the three months ended July 3, 2015 and June 27, 2014, Venezuela's cost of sales were approximately 100% and 45% BsF denominated, respectively. For the six months ended July 3, 2015 and June 27, 2014, Venezuela's cost of sales were approximately 87% and 50% BsF denominated, respectively.

At July 3, 2015 and December 31, 2014, there were approximately $44.3 million of U.S. dollar payables outstanding all greater than 180 days. All monetary assets and liabilities were remeasured at the SIMADI rate at July 3, 2015. All monetary assets and liabilities were remeasured at the SICAD 2 rate at December 31, 2014. Currency exchange controls in Venezuela continue to limit the Company’s ability to repatriate funds from Venezuela. We do not consider the net assets of Venezuela to be integral to the Company’s ability to service its debt or operational requirements.

Tables of Contents

22.	Supplemental Guarantor Condensed Financial Information
General Cable Corporation (“Parent Company”) and its U.S. 100% wholly-owned subsidiaries (“Guarantor Subsidiaries”) fully and unconditionally guarantee the $600.0 million of 5.75% Senior Notes due in 2022 of the Parent Company on a joint and several basis. The following tables present financial information about the Parent Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries in millions. Intercompany transactions are eliminated in the "Eliminations" column of the Supplemental Guarantor Condensed Financial Information tables. The results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. The Asia Pacific Operations are included as Non-Guarantor Subsidiaries in the schedules below. Refer to Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations for additional details.
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$503.1	$610.3	$—	$1,113.4
Intercompany	17.1	62.0	36.0	(115.1)	—
	17.1	565.1	646.3	(115.1)	1,113.4
Cost of sales	—	499.9	588.3	(98.0)	990.2
Gross profit	17.1	65.2	58.0	(17.1)	123.2
Selling, general and administrative expenses	16.0	41.7	57.2	(17.1)	97.8
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income (loss)	1.1	23.5	(0.9)	—	23.7
Other income (expense)	—	(2.5)	(3.5)	—	(6.0)
Interest income (expense):
Interest expense	(14.4)	(16.4)	(10.1)	15.6	(25.3)
Interest income	13.8	1.9	0.4	(15.6)	0.5
	(0.6)	(14.5)	(9.7)	—	(24.8)
Income (loss) before income taxes	0.5	6.5	(14.1)	—	(7.1)
Income tax (provision) benefit	(0.2)	12.2	(6.5)	—	5.5
Equity in net earnings of affiliated companies and subsidiaries	(7.2)	(25.9)	—	33.1	—
Net income (loss) from continuing operations	(6.9)	(7.2)	(20.6)	33.1	(1.6)
Net income (loss) from discontinued operations, net of taxes	—	—	(6.8)	—	(6.8)
Net income (loss) including noncontrolling interest	(6.9)	(7.2)	(27.4)	33.1	(8.4)
Less: net income (loss) attributable to noncontrolling interest	—	—	(1.5)	—	(1.5)
Net income (loss) attributable to Company common shareholders	$(6.9)	$(7.2)	$(25.9)	$33.1	$(6.9)
Comprehensive income (loss):
Net income (loss)	$(6.9)	$(7.2)	$(27.4)	$33.1	$(8.4)
Currency translation gain (loss)	(12.8)	(12.8)	(17.0)	29.0	(13.6)
Defined benefit plan adjustments, net of tax	1.8	1.8	0.6	(2.4)	1.8
Comprehensive income (loss), net of tax	(17.9)	(18.2)	(43.8)	59.7	(20.2)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(2.3)	—	(2.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(17.9)	$(18.2)	$(41.5)	$59.7	$(17.9)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$542.7	$844.6	$—	$1,387.3
Intercompany	15.4	64.3	60.7	(140.4)	—
	15.4	607.0	905.3	(140.4)	1,387.3
Cost of sales	—	544.4	841.7	(125.0)	1,261.1
Gross profit	15.4	62.6	63.6	(15.4)	126.2
Selling, general and administrative expenses	12.4	47.1	57.2	(15.4)	101.3
Intangible asset impairment charges	—	2.1	—	—	2.1
Operating income (loss)	3.0	13.4	6.4	—	22.8
Other income (expense)	—	0.2	3.2	—	3.4
Interest income (expense):
Interest expense	(16.4)	(15.7)	(13.9)	16.9	(29.1)
Interest income	13.2	3.6	0.7	(16.9)	0.6
	(3.2)	(12.1)	(13.2)	—	(28.5)
Income (loss) before income taxes	(0.2)	1.5	(3.6)	—	(2.3)
Income tax (provision) benefit	—	(4.5)	(7.3)	—	(11.8)
Equity in net earnings of affiliated companies and subsidiaries	(24.6)	(21.6)	0.3	46.3	0.4
Net income (loss) from continuing operations	(24.8)	(24.6)	(10.6)	46.3	(13.7)
Net income (loss) from discontinued operations, net of taxes	—	—	(9.0)	—	(9.0)
Net income (loss) including noncontrolling interest	(24.8)	(24.6)	(19.6)	46.3	(22.7)
Less: net income (loss) attributable to noncontrolling interest	—	—	2.1	—	2.1
Net income (loss) attributable to Company common shareholders	$(24.8)	$(24.6)	$(21.7)	$46.3	$(24.8)
Comprehensive income (loss):
Net income (loss)	$(24.8)	$(24.6)	$(19.6)	$46.3	$(22.7)
Currency translation gain (loss)	10.4	10.4	4.2	(16.0)	9.0
Defined benefit plan adjustments, net of tax	4.1	4.1	3.4	(7.4)	4.2
Comprehensive income (loss), net of tax	(10.3)	(10.1)	(12.0)	22.9	(9.5)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	0.8	—	0.8
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(10.3)	$(10.1)	$(12.8)	$22.9	$(10.3)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,043.5	$1,241.0	$—	$2,284.5
Intercompany	38.2	124.7	83.3	(246.2)	—
	38.2	1,168.2	1,324.3	(246.2)	2,284.5
Cost of sales	—	1,026.9	1,228.7	(208.0)	2,047.6
Gross profit	38.2	141.3	95.6	(38.2)	236.9
Selling, general and administrative expenses	36.5	88.9	108.1	(38.2)	195.3
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income (loss)	1.7	52.4	(14.2)	—	39.9
Other income (expense)	0.7	(4.0)	(28.5)	—	(31.8)
Interest income (expense):
Interest expense	(29.8)	(33.6)	(19.2)	32.9	(49.7)
Interest income	28.6	4.3	1.0	(32.9)	1.0
	(1.2)	(29.3)	(18.2)	—	(48.7)
Income (loss) before income taxes	1.2	19.1	(60.9)	—	(40.6)
Income tax (provision) benefit	(0.8)	6.6	(1.7)	—	4.1
Equity in net earnings of affiliated companies and subsidiaries	(45.4)	(71.1)	0.1	116.6	0.2
Net income (loss) from continuing operations	(45.0)	(45.4)	(62.5)	116.6	(36.3)
Net income (loss) from discontinued operations, net of taxes	—	—	(13.0)	—	(13.0)
Net income (loss) including noncontrolling interest	(45.0)	(45.4)	(75.5)	116.6	(49.3)
Less: net income (loss) attributable to noncontrolling interest	—	—	(4.3)	—	(4.3)
Net income (loss) attributable to Company common shareholders	$(45.0)	$(45.4)	$(71.2)	$116.6	$(45.0)
Comprehensive income (loss):
Net income (loss)	$(45.0)	$(45.4)	$(75.5)	$116.6	$(49.3)
Currency translation gain (loss)	(53.8)	(53.8)	(36.2)	85.6	(58.2)
Defined benefit plan adjustments, net of tax	4.8	4.8	2.4	(7.2)	4.8
Comprehensive income (loss), net of tax	(94.0)	(94.4)	(109.3)	195.0	(102.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(8.7)	—	(8.7)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(94.0)	$(94.4)	$(100.6)	$195.0	$(94.0)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,018.4	$1,670.4	$—	$2,688.8
Intercompany	33.1	145.9	115.3	(294.3)	—
	33.1	1,164.3	1,785.7	(294.3)	2,688.8
Cost of sales	—	1,030.6	1,675.4	(261.2)	2,444.8
Gross profit	33.1	133.7	110.3	(33.1)	244.0
Selling, general and administrative expenses	27.2	88.6	126.6	(33.1)	209.3
Goodwill impairment charge	—	—	93.5	—	93.5
Intangible asset impairment charges	—	2.1	72.9	—	75.0
Operating income (loss)	5.9	43.0	(182.7)	—	(133.8)
Other income (expense)	—	(2.7)	(90.1)	—	(92.8)
Interest income (expense):
Interest expense	(31.4)	(32.4)	(26.7)	34.6	(55.9)
Interest income	27.3	7.3	1.5	(34.6)	1.5
	(4.1)	(25.1)	(25.2)	—	(54.4)
Income (loss) before income taxes	1.8	15.2	(298.0)	—	(281.0)
Income tax (provision) benefit	(0.3)	(5.2)	9.8	—	4.3
Equity in net earnings of affiliated companies and subsidiaries	(341.7)	(351.7)	0.4	693.6	0.6
Net income (loss) from continuing operations	(340.2)	(341.7)	(287.8)	693.6	(276.1)
Net income (loss) from discontinued operations, net of taxes	—	—	(86.0)	—	(86.0)
Net income (loss) including noncontrolling interest	(340.2)	(341.7)	(373.8)	693.6	(362.1)
Less: net income (loss) attributable to noncontrolling interest	—	—	(21.9)	—	(21.9)
Net income (loss) attributable to Company common shareholders	$(340.2)	$(341.7)	$(351.9)	$693.6	$(340.2)
Comprehensive income (loss):
Net income (loss)	$(340.2)	$(341.7)	$(373.8)	$693.6	$(362.1)
Currency translation gain (loss)	0.6	0.6	(3.9)	0.9	(1.8)
Defined benefit plan adjustments, net of tax	5.0	5.0	3.6	(8.5)	5.1
Comprehensive income (loss), net of tax	(334.6)	(336.1)	(374.1)	686.0	(358.8)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(24.2)	—	(24.2)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(334.6)	$(336.1)	$(349.9)	$686.0	$(334.6)

Tables of Contents

Condensed Balance Sheets Information
July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$4.2	$98.1	$—	$102.3
Receivables, net of allowances	—	272.4	584.9	—	857.3
Inventories	—	382.2	515.6	—	897.8
Deferred income taxes	—	28.3	8.0	—	36.3
Prepaid expenses and other	1.5	19.5	46.7	—	67.7
Current assets of discontinued operations	—	—	252.7	—	252.7
Total current assets	1.5	706.6	1,506.0	—	2,214.1
Property, plant and equipment, net	0.5	200.3	403.2	—	604.0
Deferred income taxes	—	26.6	27.4	(26.6)	27.4
Intercompany accounts	1,138.5	204.2	62.8	(1,405.5)	—
Investment in subsidiaries	175.6	715.8	—	(891.4)	—
Goodwill	—	13.8	9.5	—	23.3
Intangible assets, net	—	10.5	33.5	—	44.0
Unconsolidated affiliated companies	—	8.4	0.3	—	8.7
Other non-current assets	11.4	30.7	20.5	—	62.6
Non-current assets of discontinued operations	—	—	106.0	—	106.0
Total assets	$1,327.5	$1,916.9	$2,169.2	$(2,323.5)	$3,090.1
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$155.8	$469.9	$—	$625.7
Accrued liabilities	11.5	114.2	212.3	—	338.0
Current portion of long-term debt	—	—	217.9	—	217.9
Current liabilities of discontinued operations	—	—	128.5	—	128.5
Total current liabilities	11.5	270.0	1,028.6	—	1,310.1
Long-term debt	779.7	180.1	9.7	—	969.5
Deferred income taxes	191.6	—	17.7	(26.6)	182.7
Intercompany accounts	—	1,205.5	200.0	(1,405.5)	—
Other liabilities	1.6	85.7	119.0	—	206.3
Non-current liabilities of discontinued operations	—	—	15.5	—	15.5
Total liabilities	984.4	1,741.3	1,390.5	(1,432.1)	2,684.1
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	343.1	175.6	715.8	(891.4)	343.1
Noncontrolling interest	—	—	44.7	—	44.7
Total liabilities, redeemable noncontrolling interest and equity	$1,327.5	$1,916.9	$2,169.2	$(2,323.5)	$3,090.1

Tables of Contents

Condensed Balance Sheets Information
December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.2	$135.5	$—	$136.7
Receivables, net of allowances	—	273.7	621.4	—	895.1
Inventories	—	406.9	519.7	—	926.6
Deferred income taxes	—	15.6	8.4	—	24.0
Prepaid expenses and other	1.6	30.6	67.7	—	99.9
Current assets of discontinued operations	—	—	313.8	—	313.8
Total current assets	1.6	728.0	1,666.5	—	2,396.1
Property, plant and equipment, net	0.5	209.0	461.2	—	670.7
Deferred income taxes	—	—	18.4	—	18.4
Intercompany accounts	1,280.8	402.4	94.1	(1,777.3)	—
Investment in subsidiaries	269.9	643.9	—	(913.8)	—
Goodwill	—	13.8	9.0	—	22.8
Intangible assets, net	—	11.4	39.1	—	50.5
Unconsolidated affiliated companies	—	8.3	9.2	—	17.5
Other non-current assets	12.1	33.7	25.0	—	70.8
Non-current assets of discontinued operations	—	—	119.9	—	119.9
Total assets	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.8	$445.9	$—	$552.7
Accrued liabilities	11.2	114.5	254.2	—	379.9
Current portion of long-term debt	125.0	—	266.6	—	391.6
Current liabilities of discontinued operations	—	—	158.6	—	158.6
Total current liabilities	136.2	221.3	1,125.3	—	1,482.8
Long-term debt	778.8	136.8	18.3	—	933.9
Deferred income taxes	196.8	(40.9)	22.4	—	178.3
Intercompany accounts	—	1,374.5	402.8	(1,777.3)	—
Other liabilities	1.0	88.9	138.8	—	228.7
Non-current liabilities of discontinued operations	—	—	16.0	—	16.0
Total liabilities	1,112.8	1,780.6	1,723.6	(1,777.3)	2,839.7
Redeemable noncontrolling interest	—	—	13.8	—	13.8
Total Company shareholders’ equity	452.1	269.9	643.9	(913.8)	452.1
Noncontrolling interest	—	—	61.1	—	61.1
Total liabilities, redeemable noncontrolling interest and equity	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$3.2	$142.1	$(9.6)	$(6.9)	$128.8
Net cash flows of operating activities from discontinued operations	—	—	0.7	—	0.7
Net cash flows of operating activities	3.2	142.1	(8.9)	(6.9)	129.5
Cash flows of investing activities:
Capital expenditures	—	(11.6)	(18.7)	—	(30.3)
Proceeds from properties sold	—	0.1	0.2	—	0.3
Disposal of subsidiaries, net of cash disposed of	—	—	22.7	—	22.7
Intercompany accounts	—	7.8	—	(7.8)	—
Other	—	(0.1)	0.4	—	0.3
Net cash flows of investing activities from continuing operations	—	(3.8)	4.6	(7.8)	(7.0)
Net cash flows of investing activities from discontinued operations	—	—	(4.4)	—	(4.4)
Net cash flows of investing activities	—	(3.8)	0.2	(7.8)	(11.4)
Cash flows of financing activities:
Dividends paid to shareholders	(17.7)	—	—	—	(17.7)
Intercompany accounts	139.3	(154.3)	0.3	14.7	—
Proceeds from debt	—	1,358.1	481.7	—	1,839.8
Repayments of debt	(125.0)	(1,314.7)	(510.0)	—	(1,949.7)
Dividends paid to noncontrolling interest	—	—	(0.1)	—	(0.1)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities from continuing operations	(3.2)	(110.9)	(28.1)	14.7	(127.5)
Net cash flows of financing activities from discontinued operations	—	—	(3.4)	—	(3.4)
Net cash flows of financing activities	(3.2)	(110.9)	(31.5)	14.7	(130.9)
Effect of exchange rate changes on cash and cash equivalents	—	(24.4)	(13.8)	—	(38.2)
Increase (decrease) in cash and cash equivalents	—	3.0	(54.0)	—	(51.0)
Cash and cash equivalents – beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents – end of period	$—	$4.2	$150.6	$—	$154.8
Less cash and cash equivalents of discontinued operations	—	—	52.5	—	52.5
Cash and cash equivalents of continuing operations – end of period	$—	$4.2	$98.1	$—	$102.3

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended June 27, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$1.4	$(43.6)	$(53.3)	$—	$(95.5)
Net cash flows of operating activities from discontinued operations	—	—	(14.8)	—	(14.8)
Net cash flows of operating activities	1.4	(43.6)	(68.1)	—	(110.3)
Cash flows of investing activities:
Capital expenditures	—	(13.4)	(28.5)	—	(41.9)
Proceeds from properties sold	—	0.6	0.2	—	0.8
Other	—	(1.9)	1.9	—	—
Net cash flows of investing activities from continuing operations	—	(14.7)	(26.4)	—	(41.1)
Net cash flows of investing activities from discontinued operations	—	—	(3.5)	—	(3.5)
Net cash flows of investing activities	—	(14.7)	(29.9)	—	(44.6)
Cash flows of financing activities:
Dividends paid to shareholders	(17.8)	—	—	—	(17.8)
Excess tax benefits (deficiencies) from stock-based compensation	(0.1)	—	—	—	(0.1)
Intercompany accounts	46.9	(16.0)	(30.9)	—	—
Proceeds from debt	—	643.6	504.0	—	1,147.6
Repayments of debt	—	(570.2)	(406.2)	—	(976.4)
Purchase of noncontrolling interest	—	(1.5)	1.2	—	(0.3)
Dividends paid to noncontrolling interest	—	—	(0.7)	—	(0.7)
Repurchase of common shares	(30.7)	—	—		(30.7)
Proceeds from exercise of stock options	0.1	—	—	—	0.1
Net cash flows of financing activities from continuing operations	(1.6)	55.9	67.4	—	121.7
Net cash flows of financing activities from discontinued operations	—	—	(1.0)	—	(1.0)
Net cash flows of financing activities	(1.6)	55.9	66.4	—	120.7
Effect of exchange rate changes on cash and cash equivalents	—	1.9	(87.4)	—	(85.5)
Increase (decrease) in cash and cash equivalents	(0.2)	(0.5)	(119.0)	—	(119.7)
Cash and cash equivalents - beginning of period	0.2	2.2	416.4		418.8
Cash and cash equivalents - end of period	$—	$1.7	$297.4	$—	$299.1
Less cash and cash equivalents of discontinued operations	—	—	69.0	—	69.0
Cash and cash equivalents of continuing operations – end of period	$—	$1.7	$228.4	$—	$230.1
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

Tables of Contents

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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the six fiscal months ended July 3, 2015 and the twelve months ended December 31, 2014:

(in millions)	July 3, 2015	December 31, 2014
Beginning Balance	$1,280.8	$1,305.5
Non-cash transactions
Deferred tax	(7.1)	21.4
Equity based awards	4.2	13.8
Foreign currency and other	(0.1)	5.1
Cash transactions	(139.3)	(65.0)
Ending Balance	$1,138.5	$1,280.8
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the six fiscal months ended July 3, 2015 or June 27, 2014.
Parent Company Long-Term Debt
At July 3, 2015 and December 31, 2014, the Parent Company was party to the following long-term financing arrangements:

(in millions)	July 3, 2015	December 31, 2014
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(258.8)	(259.7)
Senior Floating Rate Notes	—	125.0
Other	9.0	9.0
Total Parent Company debt	779.7	903.8
Less current maturities	—	125.0
Parent Company Long-term debt	$779.7	$778.8

(in millions)	Q2 2016	Q2 2017	Q2 2018	Q2 2019	Q2 2020
Debt maturities twelve month period ending	$—	$—	$—	$—	$—
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

Disclosure Regarding Forward-Looking Statements
Certain statements in the report including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management’s beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded to such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “may,” “anticipate,” “intend,” “estimate,” “project,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words.

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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. In the fourth quarter of 2014, the Company reorganized its reportable segments as a result of a change to what the chief operating decision maker uses to measure profitability and allocate resources. Accordingly, the Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Due to the change in reportable segments, the Company recast its prior years financial information. As of July 3, 2015, the Company manufactured its product lines in 47 manufacturing facilities and sold its products through its global operations. Additional financial information regarding the segments appears in Note 17 - Segment Information. The Company's guiding principles are as follows:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stable demand with pockets of relative demand strength. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in the three and six months ended July 3, 2015.

Effect of copper and aluminum prices
The Company’s reported (GAAP) results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and Commodity Exchange, Inc. ("COMEX") has historically been subject to considerable volatility. The Company continues to experience volatile commodity pricing, primarily copper and aluminum, as well as volatility in other cost inputs. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented.

Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the six months ended July 3, 2015, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $10 million. This impact would directly impact gross profit if the Company was unable to change the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery, but the Company does not engage in speculative metals trading.

Africa and Asia Pacific divestiture program
As part of the divestiture plan, in the first quarter of 2015, the Company completed the sale of its interests in certain joint ventures including Dominion Wire and Cables ("Fiji"), 51% interest, and Keystone Electric Wire and Cable ("Keystone"), 20% interest, for cash consideration of $9.3 million and $11.0 million, respectively. In the fourth quarter of 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million. On June 25, 2015, the Company announced it has reached a definitive agreement to sell substantially all of its Asia Pacific operations for cash consideration of approximately $205 million which includes preliminary estimated net cash of $30 million available at the closing of the purchased businesses, subject to customary working capital adjustments at the respective closing dates.
The results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis. As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. The financial results of the Company's Africa businesses are presented as continuing operations in the Condensed Consolidated Financial Statements.
Restructuring activities

In July 2014, the Company announced that it was implementing a restructuring program. The restructuring program, which builds on previously launched productivity and asset optimization plans, generated approximately $16 million of savings in the first half of 2015, and is expected to generate ongoing annual savings of approximately $90 million beginning in 2016. The restructuring program is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing reductions in SG&A expenses globally. The restructuring program related to continuing operations is expected to result in cumulative pre-tax charges of approximately $210 million, which includes approximately $85 million of cash costs. The remainder of the charges are expected to be non-cash, primarily related to accelerated depreciation and the write-off of property, plant and equipment resulting from facility closures, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. In the three and six months ended July 3, 2015, costs incurred were $3.7 million and $7.6 million in the North America segment, $12.4 million and $21.5 million in the Europe segment, and $3.1 million and $6.0 million in the Latin America segment. These actions are anticipated to result in the elimination of approximately1,200 positions globally, representing nearly 9% of our workforce.

Events affecting Venezuelan Operations
A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading on February 12, 2015, replacing the previous SICAD 2 mechanism. The SIMADI is intended to provide limited access to a free market rate of exchange. The only way to obtain USD through SIMADI is through the supply and demand available within Venezuela’s financial institutions. The Company believes that significant uncertainty exists regarding the exchange mechanisms in Venezuela, including how any such mechanisms will operate in the future and the availability of U.S. dollars under each mechanism including SIMADI. As of July 3, 2015, the Company has participated in several SIMADI auctions, but has not been awarded any U.S. dollars. Further, the low dollar values awarded are generally not sufficient to purchase needed quantities of copper pounds. However, to maintain liquidity the Company intends to participate in future auctions, if sufficient dollars become available. Although there were uncertainties related to the SIMADI auctions, at July 3, 2015 the Company believed the SIMADI floating rate would be applicable for future dividend remittances.
In the first half of 2015, operating results of the Venezuelan subsidiary continued to decline due to the Venezuelan government's foreign exchange laws, price controls and social unrest. Economic conditions, including low demand principally due to weak infrastructure investment, as well as ongoing sourcing challenges and government intervention in labor management matters have caused significant declines in sales and production levels at our Venezuelan operations.  As of July 3, 2015, the Venezuelan subsidiary does not have the immediate ability to pay for copper imports and ceased manufacturing operations until copper becomes available. The copper plant has been idle since February 2015, and the aluminum plant is producing at extremely low levels.  As of July 3, 2015, the Venezuelan government's default risk remained high as external finances continued to deteriorate due to the strong decrease in oil prices and downgrade in its credit rating. The Company's ability to manage labor force reductions, decisions about product mix, pricing, and sourcing of raw materials or other inputs into the production process is becoming increasingly restrictive. Additional financial information regarding the Venezuela operations appears in Note 21 - Venezuelan Operations.

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
Other Trends
In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Global demand and pricing are uneven as a result of macroeconomic factors, and therefore, continues to hamper growth in key end markets;

•	Currency volatility and continued political uncertainty in certain markets;

•	Volatility in the price of copper and aluminum;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	End market demand in Latin America continues to be hampered by inconsistent construction spending and electrical infrastructure investment;

•	Recovery is slow in Europe and demand continues to be uneven for a broad spectrum of products in Europe;

•	The U.S. market has remained relatively stable compared to the uneven and challenging operating environments of the emerging economies;

•	New communications networks are an enabling technology, which require communication infrastructure investment;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Project timing continues to be volatile thereby impacting demand in all segments; and

•	Countries are seeking greater energy independence for political and economic reasons.

The Company's overall financial results discussed in this section of the quarterly report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statements of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 3, 2015		June 27, 2014		July 3, 2015		June 27, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,113.4	100.0%	$1,387.3	100.0%	$2,284.5	100.0%	$2,688.8	100.0%
Cost of sales	990.2	88.9%	1,261.1	90.9%	2,047.6	89.6%	2,444.8	90.9%
Gross profit	123.2	11.1%	126.2	9.1%	236.9	10.4%	244.0	9.1%
Selling, general and administrative expenses	97.8	8.8%	101.3	7.3%	195.3	8.5%	209.3	7.8%
Goodwill impairment charge	—	—%	—	—%	—	—%	93.5	3.5%
Intangible asset impairment charges	1.7	0.2%	2.1	0.2%	1.7	0.1%	75.0	2.8%
Operating income (loss)	23.7	2.1%	22.8	1.6%	39.9	1.7%	(133.8)	(5.0)%
Other income (expense)	(6.0)	(0.5)%	3.4	0.2%	(31.8)	(1.4)%	(92.8)	(3.5)%
Interest expense, net	(24.8)	(2.2)%	(28.5)	(2.1)%	(48.7)	(2.1)%	(54.4)	(2.0)%
Income (loss) before income taxes	(7.1)	(0.6)%	(2.3)	(0.2)%	(40.6)	(1.8)%	(281.0)	(10.5)%
Income tax (provision) benefit	5.5	0.5%	(11.8)	(0.9)%	4.1	0.2%	4.3	0.2%
Equity in net earnings of affiliated companies	—	—%	0.4	—%	0.2	—%	0.6	—%
Net income (loss) from continuing operations	(1.6)	(0.1)%	(13.7)	(1.0)%	(36.3)	(1.6)%	(276.1)	(10.3)%
Net income (loss) from discontinued operations, net of taxes	(6.8)	(0.6)%	(9.0)	(0.6)%	(13.0)	(0.6)%	(86.0)	(3.2)%
Net income (loss) including noncontrolling interest	(8.4)	(0.8)%	(22.7)	(1.6)%	(49.3)	(2.2)%	(362.1)	(13.5)%
Less: net income (loss) attributable to noncontrolling interest	(1.5)	(0.1)%	2.1	0.2%	(4.3)	(0.2)%	(21.9)	(0.8)%
Net income (loss) attributable to Company common shareholders	$(6.9)	(0.6)%	$(24.8)	(1.8)%	$(45.0)	(2.0)%	$(340.2)	(12.7)%
Three Fiscal Months Ended July 3, 2015 Compared with Three Fiscal Months Ended June 27, 2014 - Continuing Operations
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended June 27, 2014 have been adjusted to reflect the three months ended July 3, 2015 copper average price of $2.77 per pound (a $0.33 decrease compared to the same period in 2014) and the aluminum average price of $0.92 per pound (a $0.08 decrease compared to the same period in 2014). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Three Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Amount	%	Amount	%
North America	$609.4	55%	$645.3	47%
Europe	250.9	23%	349.7	25%
Latin America	188.8	17%	302.3	22%
Africa/Asia Pacific	64.3	5%	90.0	6%
Total net sales	$1,113.4	100%	$1,387.3	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Amount	%	Amount	%
North America	$609.4	55%	$616.4	47%
Europe	250.9	23%	337.3	26%
Latin America	188.8	17%	281.8	21%
Africa/Asia Pacific	64.3	5%	84.7	6%
Total metal-adjusted net sales	$1,113.4	100%	$1,320.2	100%
Metal adjustment	—		67.1
Total net sales	$1,113.4		$1,387.3

	Metal Pounds Sold Three Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Pounds	%	Pounds	%
North America	138.7	55%	134.3	46%
Europe	41.4	16%	53.8	18%
Latin America	56.7	22%	84.5	29%
Africa/Asia Pacific	16.4	7%	19.4	7%
Total metal pounds sold	253.2	100%	292.0	100%
Net sales decreased $273.9 million to $1,113.4 million for the three months ended July 3, 2015 from $1,387.3 million for the three months ended June 27, 2014. After adjusting the three months ended June 27, 2014 net sales to reflect the $0.33 decrease in the average monthly copper price per pound and the $0.08 decrease in the average monthly aluminum price per pound, net sales of $1,113.4 million reflects a decrease of $206.8 million, or 16%, from the metal adjusted net sales of $1,320.2 million in the three months ended June 27, 2014. Volume, as measured by metal pounds sold, decreased 38.8 million pounds, or 13%, to 253.2 million pounds in the three months ended July 3, 2015 as compared to 292.0 million pounds for the three months ended June 27, 2014. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $152.3 million on the translation of reported revenues and lower volume of $77.1 million partially offset by favorable selling price and product mix of approximately $22.6 million.

Metal-adjusted net sales in the North America segment decreased $7.0 million, or 1%. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $10.6 million on the translation of reported revenues, principally related to the Canadian dollar, and unfavorable selling price and product mix of approximately $5.1 million partially offset by increased volume of $8.7 million. Volume, as measured by metal pounds sold, increased 4.4 million pounds, or 3%, in the three months ended July 3, 2015 compared to the three months ended June 27, 2014. The increase was primarily attributable to favorable market demand for electric utility distribution products coupled with volume improvement in the Company's communication and aluminum rod businesses.

Metal-adjusted net sales in the Europe segment decreased $86.4 million, or 26%. The decrease in sales on a metal adjusted basis is due to unfavorable foreign currency exchange rate changes of $67.4 million on the translation of reported revenues and lower volume of $24.7 million partially offset by favorable selling price and product mix of approximately $5.7 million. Volume, as measured by metal pounds sold, decreased by 12.4 million pounds, or 23%, for the three months ended July 3, 2015 compared to the three months ended June 27, 2014. The decrease in demand was primarily attributable to exiting of certain businesses as a result of the Company's restructuring program initiated in July 2014 and lower project turnkey activity in the three months ended July 3, 2015 compared to the three months ended June 27, 2014.

Metal-adjusted net sales in the Latin America segment decreased $93.0 million or 33%. The decrease in metal adjusted net sales is primarily due to unfavorable foreign currency exchange rate changes of $61.5 million on the translation of reported revenues due to the weakening of certain currencies in Latin America relative to the U.S. dollar and decreased volume of $55.3 million, partially offset by favorable selling price and product mix of approximately $23.8 million. Volume, as measured by metal pounds sold, decreased by 27.8 million pounds, or 33%, in the three months ended July 3, 2015 compared to the three months ended June 27, 2014. The decrease in volume sold is primarily attributable to decreased demand for aerial transmission projects in Brazil, economic and political instability in Venezuela and decreased Chilean copper rod sales within the region in the three months ended July 3, 2015 as compared to the three months ended June 27, 2014.

Metal-adjusted net sales in the Africa/Asia Pacific segment decreased $20.4 million or 24%. The decrease in sales on a metal adjusted basis reflects unfavorable foreign currency exchange rate changes of $12.8 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar, decreased volume of $5.8 million and unfavorable selling price and product mix of approximately $1.8 million. Volume, as measured by metal pounds sold, decreased by 3.0 million pounds, or 15%, in the three months ended July 3, 2015 compared to the three months ended June 27, 2014. The decrease in volume sold is primarily attributable to weak economic conditions in Africa.
Cost of Sales
Cost of sales decreased $270.9 million to $990.2 million in the three months ended July 3, 2015 from $1,261.1 million in the three months ended June 27, 2014. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost.
Gross Profit
Gross profit decreased $3.0 million, or 2% for the three months ended July 3, 2015 as compared to the three months ended June 27, 2014. Gross profit as a percentage of sales was 11% and 9% for the three months ended July 3, 2015 and June 27, 2014, respectively. The increase in gross profit margin is primarily due to strong production and contract service and installation activity in the submarine turnkey project business and the benefit of global restructuring initiatives in the three months ended July 3, 2015.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) decreased $3.5 million, or 3% for the three months ended July 3, 2015 as compared to the three months ended June 27, 2014 primarily due to the benefit of global restructuring initiatives which have lowered the Company's ongoing SG&A base and a favorable impact of $10.5 million related to foreign currency exchange rate changes, partially offset by costs incurred as part of the global restructuring plan of $16.8 million. SG&A as a percentage of metal-adjusted net sales was approximately 9% and 8% for the three months ended July 3, 2015 and June 27, 2014, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Amount	%	Amount	%
North America	$30.9	130%	$18.9	83%
Europe	(1.2)	(5)%	14.9	65%
Latin America	(2.5)	(11)%	(15.2)	(67)%
Africa/Asia Pacific	(3.5)	(14)%	4.2	19%
Total operating income (loss)	$23.7	100%	$22.8	100%
The increase in operating income for the North America segment of $12.0 million was primarily due to $7.9 million in costs related to the permanent closure of two electric utility plants and charges related to the implementation of a productivity and cost savings plan in North America in the three months ended June 27, 2014, the benefit of restructuring initiatives in the three months ended July 3, 2015 and the increase in demand noted above, partially offset by employee separation and other costs of $3.7 million related to the global restructuring plan recognized in the three months ended July 3, 2015.

The decrease in operating income for the Europe segment of $16.1 million was primarily driven by costs incurred as part of the global restructuring plan of $12.4 million in the three months ended July 3, 2015.

The increase in operating income for the Latin America segment of $12.7 million was primarily attributable to the benefit of global restructuring initiatives for the three months ended July 3, 2015 and the recognition of a non-cash asset-related cost of $6.9 million related to the global restructuring plan recognized in the three months ended June 27, 2014, partially offset by costs of $3.1 million related to the global restructuring plan recognized in the three months ended July 3, 2015.

The decrease in operating income for the Africa/Asia Pacific segment of $7.7 million was primarily attributable to the weak economic conditions in Africa.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended July 3, 2015 and June 27, 2014, the Company recorded other expense of $6.0 million and other income of $3.4 million, respectively. For the three months ended July 3, 2015, other expense was primarily attributable to $3.6 million related to other foreign currency transaction losses and $2.4 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended June 27, 2014, other income included $3.6 million related to gains on derivative instruments that were not designated as cash flow hedges.
Refer to Note 21 - Venezuelan Operations for recent developments regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $24.8 million for the three months ended July 3, 2015 from $28.5 million for the three months ended June 27, 2014 primarily attributable to reductions in working capital in Latin America and applying divestiture sale proceeds to reduce debt in the three months ended July 3, 2015 as well as the incremental interest expense on the Company's Senior Floating Rate Notes recognized in the three months ended June 27, 2014.
Tax Provision
The Company’s effective tax rate for the three months ended July 3, 2015 and June 27, 2014 was 77.5% and (513.0%) respectively. The high effective tax rate for the three months ended July 3, 2015 was primarily due to $11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of the Thailand business resulting from the pending sale in the third quarter of 2015. This is partially offset by no tax benefit being recognized on $24.2 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. The large negative effective tax rate for the three months ended June 27, 2014 was primarily due to no tax benefit being recognized on $10.1 million of asset impairments and $13.4 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. Pre-tax loss was extremely low for both three month periods which also contributed to the volatile effective tax rates.
Six Fiscal Months Ended July 3, 2015 Compared with Six Fiscal Months Ended June 27, 2014 - Continuing Operations
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the six months ended June 27, 2014 have been adjusted to reflect the six months ended July 3, 2015 copper average price of $2.72 per pound (a $0.45 decrease compared to the same period in 2014) and the aluminum average price of $0.98 per pound (consistent with the same period in 2014). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Six Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Amount	%	Amount	%
North America	$1,247.6	55%	$1,240.0	46%
Europe	512.7	22%	672.8	25%
Latin America	394.1	17%	591.0	22%
Africa/Asia Pacific	130.1	6%	185.0	7%
Total net sales	$2,284.5	100%	$2,688.8	100%

	Metal-Adjusted Net Sales Six Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Amount	%	Amount	%
North America	$1,247.6	55%	$1,184.8	47%
Europe	512.7	22%	644.1	25%
Latin America	394.1	17%	546.8	21%
Africa/Asia Pacific	130.1	6%	171.6	7%
Total metal-adjusted net sales	$2,284.5	100%	$2,547.3	100%
Metal adjustment	—		141.5
Total net sales	$2,284.5		$2,688.8

	Metal Pounds Sold Six Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Pounds	%	Pounds	%
North America	284.8	54%	269.0	47%
Europe	83.1	16%	105.2	18%
Latin America	125.1	24%	160.5	28%
Africa/Asia Pacific	33.8	6%	39.1	7%
Total metal pounds sold	526.8	100%	573.8	100%
Net sales decreased $404.3 million to $2,284.5 million for the six months ended July 3, 2015 from $2,688.8 million for the six months ended June 27, 2014. After adjusting the six months ended June 27, 2014 net sales to reflect the $0.45 decrease in the average monthly copper price per pound and no change in the average monthly aluminum price per pound, net sales of $2,284.5 million reflects a decrease of $262.8 million, or 10%, from the metal adjusted net sales of $2,547.3 million in six months ended June 27, 2014. Volume, as measured by metal pounds sold, decreased 47.0 million pounds, or 8%, to 526.8 million pounds in the six months ended July 3, 2015 as compared to 573.8 million pounds for the six months ended June 27, 2014. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $296.1 million on the translation of reported revenues, decreased volume of $93.3 million, partially offset by favorable selling price and product mix of approximately $126.6 million.

Metal-adjusted net sales in the North America segment increased $62.8 million, or 5%. The increase in sales on a metal adjusted basis is due to increased volume of $31.4 million and favorable selling price and product mix of approximately $53.9 million, partially offset by unfavorable foreign currency exchange rate changes of $22.5 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased 15.8 million pounds, or 6%, in the six months ended July 3, 2015 compared to the six months ended June 27, 2014. The increase was primarily attributable to favorable market demand for electric utility distribution products coupled with volume improvement in the Company's building wire and aluminum rod businesses.

Metal-adjusted net sales in the Europe segment decreased $131.4 million, or 20%. The decrease in sales on a metal adjusted basis is due to unfavorable foreign currency exchange rate changes of $126.1 million on the translation of reported revenues and lower volume of $43.9 million, partially offset by favorable selling price and product mix of approximately $38.6 million. Volume, as measured by metal pounds sold, decreased by 22.1 million pounds, or 21%, for the six months ended July 3, 2015 compared to the six months ended June 27, 2014. The decrease in demand was primarily attributable to exiting of certain businesses as a result of the Company's restructuring program initiated in July 2014 and lower demand for export activity for the six months ended July 3, 2015 compared to the six months ended June 27, 2014.

Metal-adjusted net sales in the Latin America segment decreased $152.7 million or 28%. The decrease in metal adjusted net sales is primarily due to unfavorable foreign currency exchange rate changes of $122.4 million on the translation of reported revenues due to the weakening of certain currencies in Latin America relative to the U.S. dollar and decreased volume of $70.3 million, partially offset by favorable selling price and product mix of approximately $40.0 million. Volume, as measured by metal pounds sold, decreased by 35.4 million pounds, or 22%, in the six months ended July 3, 2015 compared to the six months ended June 27, 2014. The decrease in volume sold is primarily attributable to economic and political instability in Venezuela, decreased Chilean copper rod sales within the region and decreased Brazil aerial transmission projects in the six months ended July 3, 2015 compared to the six months ended June 27, 2014.

Metal-adjusted net sales in the Africa/Asia Pacific segment decreased $41.5 million or 24%. The decrease in sales on a metal adjusted basis reflects unfavorable foreign currency exchange rate changes of $25.1 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar, decreased volume of $10.5 million and unfavorable selling price and product mix of approximately $5.9 million. Volume, as measured by metal pounds sold, decreased by 5.3 million pounds, or 14%, in the six months ended July 3, 2015 compared to the six months ended June 27, 2014. The decrease in volume sold is primarily attributable to the weak economic conditions in Africa.
Cost of Sales
Cost of sales decreased $397.2 million to $2,047.6 million in the six months ended July 3, 2015 from $2,444.8 million in the six months ended June 27, 2014. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost.
Gross Profit
Gross profit decreased $7.1 million, or 3% for the six months ended July 3, 2015 as compared to the six months ended June 27, 2014. Gross profit as a percentage of sales was 10% and 9% for the six months ended July 3, 2015 and June 27, 2014, respectively.
Selling, General and Administrative Expense
SG&A decreased $14.0 million, or 7% for the six months ended July 3, 2015 as compared to the six months ended June 27, 2014 primarily due to the benefit of global restructuring initiatives which have lowered the Company's ongoing SG&A base and a favorable impact of $19.8 million related to foreign currency exchange rate changes, partially offset by costs incurred as part of the global restructuring plan of $23.6 million. SG&A as a percentage of metal-adjusted net sales was approximately 9% and 8% for the six months ended July 3, 2015 and June 27, 2014, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Six Fiscal Months Ended
	July 3, 2015		June 27, 2014
	Amount	%	Amount	%
North America	$60.5	151%	$51.6	(39)%
Europe	4.7	12%	4.6	(3)%
Latin America	(18.4)	(46)%	(180.2)	135%
Africa/Asia Pacific	(6.9)	(17)%	(9.8)	7%
Total operating income (loss)	$39.9	100%	$(133.8)	100%
The increase in operating income for the North America segment of $8.9 million was primarily due to the benefit of restructuring initiatives and the increase in demand noted above in the six months ended July 3, 2015 and due to $7.9 million in costs related to the permanent closure of two electric utility plants and charges related to the implementation of a productivity and cost savings plan in North America in the six months ended June 27, 2014, partially offset by employee separation and other costs of $7.6 million related to the global restructuring plan recognized in the six months ended July 3, 2015.

The increase in operating income for the Europe segment of $0.1 million was primarily driven by the continued strong execution of the submarine turnkey project business in the the six months ended July 3, 2015 as compared to the six months ended June 27, 2014 and the benefit of restructuring initiatives partially offset by costs of $21.5 million related to the global restructuring plan recognized in the six months ended July 3, 2015.

The increase in operating income for the Latin America segment of $161.8 million was primarily attributable to the recognition of a goodwill and other indefinite-lived trade name impairment of $152.0 million and non-cash asset-related cost of $6.9 million related to the global restructuring plan recognized in the six months ended June 27, 2014, partially offset by costs of $6.0 million related to the global restructuring plan recognized in the six months ended July 3, 2015.

The increase in operating income for the Africa/Asia Pacific segment of $2.9 million was primarily attributable to the recognition of a goodwill and other indefinite-lived trade name impairment of $14.4 million recognized in the six months ended June 27, 2014, partially offset by the weak economic conditions in Africa.

Other Income (Expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the six months ended July 3, 2015 and June 27, 2014, the Company recorded other expense of $31.8 million and $92.8 million, respectively. For the six months ended July 3, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and remeasurement of the local balance sheet at 197.0514 BsF per U.S. dollar which resulted in an expense of $22.8 million, $7.0 million related to other foreign currency transaction losses and $2.0 million related to losses on derivative instruments that were not designated as cash flow hedges. For the six months ended June 27, 2014, other expense was primarily attributable to $83.1 million related to a Venezuela currency devaluation, $8.4 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $1.3 million related to foreign currency transaction losses.
Refer to Note 21 - Venezuelan Operations for recent developments regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $48.7 million for the six months ended July 3, 2015 from $54.4 million for the six months ended June 27, 2014 primarily attributable to reductions in working capital in Latin America and applying divestiture sale proceeds to reduce net debt in the six months ended July 3, 2015 as well as the incremental interest expense on the Company's Senior Floating Rate Notes recognized in the six months ended June 27, 2014.
Tax Provision
The Company’s effective tax rate for the six months ended July 3, 2015 and June 27, 2014 was 10.1% and 1.5%, respectively.

The low effective tax rate on the Company’s pre-tax losses for the six months ended July 3, 2015 were primarily due to the following:

•	No tax benefits being available for the $22.8 million Venezuelan currency devaluation loss and foreign currency loss in Venezuela, and

•	No tax benefit being recognized on $53.0 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.

These factors were partially offset by the following:

•	$6.5 million of tax benefits associated with the net release of uncertain tax position reserves,

•	$4.3 million of tax benefits associated with valuation allowance releases, and

•
$11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of Thailand businesses resulting from the pending sale of those businesses in the third quarter of 2015.

The low effective tax rate on the Company’s pre-tax losses for the six months ended June 27, 2014 were primarily due to the following:

•	No tax benefits being available for the $83.1 million Venezuelan currency devaluation loss,

•	A relatively small tax benefit of $13.9 million was recorded on $184.5 million pre-tax charges related to asset impairments, and

•	No tax benefit being recognized on $38.1 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.

These factors were partially offset by the following:

•	$4.6 million of tax benefits associated with the net release of uncertain tax position reserves.
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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At July 3, 2015, current assets exceeded current liabilities by $904.0 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $482.8 million of excess availability from continuing operations under its various credit facilities around the world. On March 31, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility.
The Company's North American and principal European operations generally borrow and repay under its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. At July 3, 2015, the arrangements had a maximum availability limit of the equivalent of approximately $245.2 million, of which approximately $199.4 million was utilized. The Company's Latin America and Africa/Asia Pacific operations utilize various short term credit facilities for working capital purposes.

General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of July 3, 2015 and December 31, 2014, approximately 96% and 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries, respectively. If these funds are needed for the Company's operations in the U.S., the Company would likely be required to accrue and pay U.S. taxes to repatriate these funds. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Company's Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our North American and European operations.

Our operations in Venezuela are subject to foreign exchange and price controls which have historically limited the Company’s ability to convert bolivars to U.S. dollars and transfer funds out of Venezuela. Approximately 9% and 22% of the consolidated cash and cash equivalents balance as of July 3, 2015 and December 31, 2014, respectively, was held in Venezuela. Operating cash flows attributable to Venezuela were $0.8 million and $2.1 million during the six months ended July 3, 2015 and June 27, 2014, respectively. In Venezuela, government restrictions on the transfer of cash out of the country have limited the Company's ability to repatriate cash. The Company does not consider the net assets of Venezuela to be integral to the Company's ability to service its debt and operational requirements.

Summary of Cash Flows

Operating cash inflow from continuing operations of $128.8 million for the six months ended July 3, 2015 reflects a net working capital source of $74.4 million as compared to a net working capital use of $141.0 million in the six months ended June 27, 2014. The favorable change in operating cash flows in the six months ended July 3, 2015 compared to the six months ended June 27, 2014 is primarily due to a smaller increase in inventory, $24.4 million, in the six months ended July 3, 2015 compared to the increase in the six months ended June 27, 2014, $81.5 million, due to a focus on aggressive inventory reductions targeted by management beginning in the latter portion of 2014 and maintained in 2015 and lower copper costs at July 3, 2015 compared to June 27, 2014 as well as a smaller increase in receivables, $13.1 million, in the six months ended July 3, 2015 compared to the increase in the six months ended June 27, 2014, $107.8 million, due to a focus on aggressive accounts receivable collections and a decrease of volume sold and lower metal prices in the six months ended July 3, 2015 compared to the six months ended June 27, 2014. In addition, the operating cash inflow from continuing operations of $128.8 million for the six months ended July 3, 2015 reflects a source of $54.4 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, convertible debt instruments non-cash interest charges, losses on disposal of subsidiaries and losses on disposal of property.

The cash flow use for investing activities from continuing operations was $7.0 million in the six fiscal months ended July 3, 2015, primarily reflecting proceeds from the disposal of subsidiaries of $22.7 million, more than offset by $30.3 million of capital expenditures. The Company anticipates capital spending to be approximately $40 million to $50 million in 2015.

Financing activities from continuing operations resulted in $127.5 million of cash outflows and $121.7 million of cash inflows in the six months ended July 3, 2015 and the six months ended June 27, 2014, respectively. The Company decreased net borrowings on the Revolving Credit Facility due to reductions in working capital and the use of cash proceeds generated from the sale of the Company’s subsidiaries related to the divestiture plan. In the six months ended July 3, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility. During the six months ended July 3, 2015 and June 27, 2014, the Company paid dividends in total of approximately $17.7 million and $17.8 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.

Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,187.4 million as of July 3, 2015 and the Company maintained approximately $482.8 million of excess availability under its various credit facilities around the world as well as approximately $45.8 million available under foreign accounts payable confirming arrangements with financial institutions. The Company utilizes short and long-term debt to address working capital needs, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.

On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which has been subsequently amended and restated to, among other things, increase the Revolving Credit Facility to $1.0 billion, $630 million of which may be borrowed by the U.S. borrower, $300 million of which may be borrowed by the European borrowers and $70 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with flexibility and the restrictions in the Revolving Credit Facility generally only apply in the event that the Company's availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized $0.9 million in 2015, $1.7 million in 2014 and $4.9 million in 2013 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. The fixed charge coverage ratio was 1.24 to 1.00 at July 3, 2015.
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
As of July 3, 2015 and December 31, 2014, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2014 were underfunded by $155.3 million. Pension expense for the Company’s defined benefit pension plans for the six fiscal months ended July 3, 2015 was $9.5 million and cash contributions were approximately $6.0 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At July 3, 2015, maturities of long-term debt during the twelve month periods beginning July 3, 2015 through July 3, 2020 and thereafter are $217.9 million, $4.0 million, $3.0 million, $180.8 million and $0.8 million, respectively, and $780.9 million thereafter.

Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At July 3, 2015, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning July 3, 2015 through July 3, 2020 and thereafter are $37.9 million, $27.3 million, $12.5 million, $7.1 million and $5.6 million, respectively, and $5.6 million thereafter.

As of July 3, 2015, the Company had $55.4 million in letters of credit, $173.9 million in various performance bonds and $170.3 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $1.0 million and $0.6 million for the six months ended July 3, 2015 and June 27, 2014, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $3.9 million and $4.5 million at July 3, 2015, and at December 31, 2014, respectively, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2014 Annual Report on Form 10-K. In the six months ended July 3, 2015, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill, intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Note 2 - Accounting Standards, in Item 1 - Condensed Consolidated Financial Statements of this report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of July 3, 2015 and December 31, 2014, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

As of July 3, 2015 and December 31, 2014, there were no derivatives that were designated as cash flow hedges.

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

In connection with the preparation of this Quarterly Report on Form 10-Q an evaluation was performed, as of July 3, 2015, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of July 3, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended July 3, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended July 3, 2015 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2014 Annual Report on Form 10-K, except as discussed in Note 18 - Commitments and Contingencies.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the Company during the quarter ended July 3, 2015:

Period	Total number of shares purchased (1), (2)	Average price paid per share
April 4, 2015 through May 1, 2015	59	$17.23
May 2, 2015 through May 29, 2015	413	$18.27
May 30, 2015 through July 3, 2015	486	$20.11
Total	958	$19.14

(1) Includes 873 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $19.27 during the three months ended July 3, 2015.

(2) Includes 85 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan in the three months ended July 3, 2015. A Rabbi Trust (“Trust”) has been established in connection with the Deferred Compensation Plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	August 10, 2015	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President and Chief
Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Purchase Agreement, dated as of June 25, 2015, by and between General Cable Corporation and MM Logistics Co., Ltd.*
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Commission on May 14, 2010)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Commission on March 25, 2015)
10.1+	Offer Letter, dated June 4, 2015, by and between the Company and Michael McDonnell(#)
10.2+	Form of Stock Option Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan(#)
10.3+	Form of Restricted Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan(#)
10.4+	Form of Performance Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan(#)
10.5+	Form of Long Term Incentive Cash Award Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan(#)
10.6+	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the General Cable Corporation Stock Incentive Plan
10.7+	General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement, as filed with the Commission on March 30, 2015)
10.8+	Consulting Services Agreement, dated June 29, 2015, by and between the Company and Gregory Kenny (##)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+    Indicates a management contract or compensatory plan.

*
The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  General Cable agrees to furnish supplementally a copy of any omitted schedule or exhibit, or any section thereof, to the SEC upon request.

#	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on June 9, 2015

##	Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Commission on July 6, 2015