Form 10-Q
period 2015-10-02
GENERAL CABLE CORP /DE/
filed 2015-11-09
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2015
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2015
Common Stock, $0.01 par value	48,887,897

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in millions, except per share data) (unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net sales	$1,027.3	$1,315.8	$3,311.8	$4,004.6
Cost of sales	909.2	1,307.7	2,956.8	3,752.5
Gross profit	118.1	8.1	355.0	252.1
Selling, general and administrative expenses	101.0	87.2	296.3	296.5
Goodwill impairment charge	—	—	—	93.5
Intangible asset impairment charges	—	3.3	1.7	78.3
Operating income (loss)	17.1	(82.4)	57.0	(216.2)
Other income (expense)	(26.8)	(17.8)	(58.6)	(110.6)
Interest income (expense):
Interest expense	(22.6)	(27.6)	(72.3)	(83.5)
Interest income	0.5	0.5	1.5	2.0
	(22.1)	(27.1)	(70.8)	(81.5)
Income (loss) before income taxes	(31.8)	(127.3)	(72.4)	(408.3)
Income tax (provision) benefit	(4.5)	17.0	(0.4)	21.3
Equity in net earnings of affiliated companies	0.1	0.3	0.3	0.9
Net income (loss) from continuing operations	(36.2)	(110.0)	(72.5)	(386.1)
Net income (loss) from discontinued operations, net of taxes	4.4	(8.8)	(8.6)	(94.8)
Net income (loss) including noncontrolling interest	(31.8)	(118.8)	(81.1)	(480.9)
Less: net income (loss) attributable to noncontrolling interest	(2.8)	5.4	(7.1)	(16.5)
Net income (loss) attributable to Company common shareholders	$(29.0)	$(124.2)	$(74.0)	$(464.4)
Earnings (loss) per share - Earnings (loss) from continuing operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.69)	$(2.34)	$(1.41)	$(7.91)
Earnings (loss) per common share-assuming dilution	$(0.69)	$(2.34)	$(1.41)	$(7.91)
Earnings (loss) per share - Earnings (loss) from discontinued operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$0.10	$(0.21)	$(0.10)	$(1.61)
Earnings (loss) per common share-assuming dilution	$0.10	$(0.21)	$(0.10)	$(1.61)
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.59)	$(2.55)	$(1.51)	$(9.52)
Earnings (loss) per common share-assuming dilution	$(0.59)	$(2.55)	$(1.51)	$(9.52)
Dividends per common share	$0.18	$0.18	$0.54	$0.54
Comprehensive income (loss):
Net income (loss)	$(31.8)	$(118.8)	$(81.1)	$(480.9)
Currency translation gain (loss)	(19.4)	(56.1)	(77.6)	(57.9)
Defined benefit plan adjustments, net of tax of $1.0 million and $3.5 million in the three and nine months ended October 2, 2015 and $0.7 million and $3.3 million in the three and nine months ended September 26, 2014	1.8	1.0	6.6	6.1
Comprehensive income (loss), net of tax	(49.4)	(173.9)	(152.1)	(532.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(6.3)	3.9	(15.0)	(20.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(43.1)	$(177.8)	$(137.1)	$(512.4)
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	October 2, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$78.9	$136.7
Receivables, net of allowances of $16.4 million at October 2, 2015 and $20.3 million at December 31, 2014	815.6	895.1
Inventories	842.8	926.6
Deferred income taxes	26.3	24.0
Prepaid expenses and other	77.5	99.9
Current assets of discontinued operations	112.4	313.8
Total current assets	1,953.5	2,396.1
Property, plant and equipment, net	572.0	670.7
Deferred income taxes	18.2	18.4
Goodwill	23.0	22.8
Intangible assets, net	39.2	50.5
Unconsolidated affiliated companies	8.5	17.5
Other non-current assets	57.9	70.8
Non-current assets of discontinued operations	50.4	119.9
Total assets	$2,722.7	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$538.3	$552.7
Accrued liabilities	342.9	379.9
Current portion of long-term debt	139.9	391.6
Current liabilities of discontinued operations	50.7	158.6
Total current liabilities	1,071.8	1,482.8
Long-term debt	952.8	933.9
Deferred income taxes	161.8	178.3
Other liabilities	200.3	228.7
Non-current liabilities of discontinued operations	1.8	16.0
Total liabilities	2,388.5	2,839.7
Commitments and contingencies (see Note 18)
Redeemable noncontrolling interest	18.2	13.8
Total equity:
Common stock, $0.01 par value, issued and outstanding shares:
October 2, 2015 – 48,885,697 (net of 9,924,269 treasury shares)
December 31, 2014 – 48,683,493 (net of 10,126,473 treasury shares)	0.6	0.6
Additional paid-in capital	716.5	714.8
Treasury stock	(180.6)	(184.3)
Retained earnings	83.9	184.4
Accumulated other comprehensive income (loss)	(326.5)	(263.4)
Total Company shareholders’ equity	293.9	452.1
Noncontrolling interest	22.1	61.1
Total equity	316.0	513.2
Total liabilities, redeemable noncontrolling interest and equity	$2,722.7	$3,366.7
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)

	Nine Fiscal Months Ended
	October 2, 2015	September 26, 2014
Cash flows of operating activities:
Net income (loss) attributable to Company common shareholders	$(74.0)	$(464.4)
Net income (loss) attributable to noncontrolling interest	(7.1)	(16.5)
Net income (loss) including noncontrolling interest	(81.1)	(480.9)
Net income (loss) from discontinued operations, net of taxes	(8.6)	(94.8)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	68.9	86.0
Amortization of restricted stock awards	—	0.9
Foreign currency exchange (gain) loss	55.8	105.3
Deferred income taxes	(12.7)	(10.9)
Excess tax (benefits) deficiencies from stock-based compensation	—	0.6
Venezuela deconsolidation charge	12.0	—
Non-cash asset impairment charges	13.0	283.0
Convertible debt instruments non-cash interest charges	1.4	1.3
(Gain) loss on disposal of subsidiaries	10.4	—
(Gain) loss on disposal of property	1.3	2.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(3.7)	(95.2)
(Increase) decrease in inventories	2.4	(50.7)
(Increase) decrease in other assets	19.4	2.8
Increase (decrease) in accounts payable, accrued and other liabilities	6.3	3.3
Net cash flows of operating activities from continuing operations	102.0	(56.9)
Net cash flows of operating activities from discontinued operations	23.1	(21.2)
Net cash flows of operating activities	125.1	(78.1)
Cash flows of investing activities:
Capital expenditures	(43.2)	(62.6)
Proceeds from properties sold	0.9	5.4
Reduction of cash due to Venezuela deconsolidation	(8.2)	—
Disposal of subsidiaries, net of cash disposed of	1.9	—
Other	0.3	—
Net cash flows of investing activities from continuing operations	(48.3)	(57.2)
Net cash flows of investing activities from discontinued operations	72.3	(5.6)
Net cash flows of investing activities	24.0	(62.8)
Cash flows of financing activities:
Dividends paid to shareholders	(26.5)	(26.6)
Excess tax benefits (deficiencies) from stock-based compensation	—	(0.6)
Proceeds from debt	2,451.3	1,761.6
Repayments of debt	(2,627.7)	(1,598.2)
Purchase of noncontrolling interest	—	(0.3)
Dividends paid to noncontrolling interest	(0.2)	(0.7)
Repurchase of common shares	—	(30.7)
Proceeds from exercise of stock options	0.2	0.2
Net cash flows of financing activities from continuing operations	(202.9)	104.7
Net cash flows of financing activities from discontinued operations	(0.5)	(1.5)
Net cash flows of financing activities	(203.4)	103.2
Effect of exchange rate changes on cash and cash equivalents	(41.8)	(108.7)
Increase (decrease) in cash and cash equivalents	(96.1)	(146.4)
Cash and cash equivalents – beginning of period	205.8	418.8
Cash and cash equivalents – end of period	$109.7	$272.4
Less cash and cash equivalents of discontinued operations	30.8	58.3
Cash and cash equivalents of continuing operations – end of period	78.9	214.1
Supplemental Information
Cash paid during the period for:
Income tax payments from continuing operations, net of refunds	$9.5	$12.4
Interest paid from continuing operations	$68.7	$65.3
Non-cash investing and financing activities from continuing operations:
Capital expenditures included in accounts payable	$8.5	$15.7
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2014	$513.2	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$61.1
Comprehensive income (loss)	(152.1)				(74.0)	(63.1)	(15.0)
Common stock dividend	(26.5)				(26.5)
Dividends paid to noncontrolling interest	(2.5)						(2.5)
Sale of noncontrolling interests	(21.5)						(21.5)
Other – issuance pursuant to restricted stock, stock options and other	5.4		1.7	3.7
Balance, October 2, 2015	$316.0	$0.6	$716.5	$(180.6)	$83.9	$(326.5)	$22.1

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2013	$1,379.8	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$99.6
Comprehensive income (loss)	(532.7)				(464.4)	(48.0)	(20.3)
Common stock dividend	(26.6)				(26.6)
Excess tax benefit (deficiency) from stock based compensation	(0.6)		(0.6)
Purchase of noncontrolling interest	(0.3)		(1.5)				1.2
Dividends paid to noncontrolling interest	(5.2)						(5.2)
Repurchase of common shares	(30.7)			(30.7)
Other – issuance pursuant to restricted stock, stock options and other	10.6		10.0	0.6
Balance, September 26, 2014	$794.3	$0.6	$707.5	$(185.4)	$356.4	$(160.1)	$75.3
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine fiscal months ended October 2, 2015 are not necessarily indicative of results that may be expected for the full year. The December 31, 2014 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015 provided that the Company’s results from continuing operations do not include the results of the Asia Pacific businesses. The results of these businesses, which comprised a portion of the Africa/Asia Pacific segment, have been reclassified as discontinued operations. Previously, the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations on a retrospective basis, which are included in the Africa/Asia Pacific segment. Results of these businesses for all periods disclosed in this report have been reclassified as discontinued operations.
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
Prior to October 2, 2015, the Company included the results of the Venezuelan operations in the Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows are reflected in the historical Consolidated Financial Statements using a combination of official exchange rates, with imports of copper at the essential finished goods rate of 6.30 bolivars per U.S. dollar and the SICAD 1 rate and the remaining business at the SICAD 1, SICAD 2 and SIMADI rates. Evolving conditions in Venezuela, including currency exchange regulations which reduced access to dollars through currency exchange markets and local market dynamics, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. Additionally, the existence of other governmental limitations have restricted the Company's ability to control its Venezuelan operations. The currency and other controls in Venezuela have significantly limited the Company's ability to realize the benefits from earnings of the Company’s Venezuelan operations and to access the resulting liquidity provided by those operations. The Company expects that this condition will continue for the foreseeable future. For accounting purposes, this lack of exchangeability and governmental restrictions on operations have resulted in a lack of control over the Company's Venezuelan subsidiary. Therefore, in accordance with the applicable accounting standards for consolidation, the Company deconsolidated its Venezuelan subsidiary and began accounting for the investment in the Venezuelan subsidiary using the cost method of accounting.
This change, which the Company made effective October 2, 2015, resulted in a third quarter one-time charge of $12.0 million recorded in the SG&A caption on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) to recognize the fair value of the cost method investment, resulting in full impairment recorded in the Company's European reportable segment, which is due to the legal ownership structure of the Venezuelan subsidiaries. There were no foreign currency transaction gains / losses previously recorded in other comprehensive income. This charge included the write-off of our investment in our Venezuelan subsidiaries. The Company's Venezuelan operations’ cash balance of $8.2 million at October 2, 2015 (previously measured using the SIMADI exchange rates), is no longer reported in Cash and cash equivalents in the Company's Condensed Consolidated Balance Sheet. There were no intercompany receivables due from the Venezuelan subsidiary at October 2, 2015. At October 2, 2015, there was an intercompany payable of $2.9 million from the Company's Peru subsidiary that was reclassified to a third party trade payable in the Company's Condensed Consolidated Balance Sheet.
In future periods, the Company's financial results will only include U.S. dollar payments received from its Venezuelan subsidiary. Dividends, if any, from the Venezuelan subsidiary will be recorded as operating income upon receipt of the cash. We will continue to monitor the conditions in Venezuela and may return to consolidating our Venezuelan subsidiary should the Company’s ability to exert operational control return, as defined under US GAAP accounting rules.

2.	Accounting Standards
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2014 Annual Report on Form 10-K. In the nine months ended October 2, 2015, there have been no significant changes to these policies. There have been no accounting pronouncements adopted by the Company in 2015.
The following accounting pronouncement was adopted and became effective with respect to the Company in 2014:
In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The Company elected to early adopt the guidance and implemented ASU 2014-08 for the year ended December 31, 2014. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. In the quarter ended October 2, 2015, the Company reported the results of the Asia Pacific businesses as discontinued operations; refer to Note 1 - Basis of Presentation and Principles of Consolidation and Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations. The Company will continually evaluate the status of discontinued operations each quarter to ensure compliance with ASU 2014-08 requirements.
The following accounting pronouncements, which will become effective in future periods with respect to the Company, were issued in 2015 and 2014:
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update provides guidance on simplifying the measurement of inventory. The current standard is to measure inventory at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. ASU 2015-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. ASU 2015-03 and ASU 2015-15 are not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
3.    Assets and Liabilities Held for Sale and Discontinued Operations
In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific in order to simplify the Company's geographic portfolio and reduce operational complexity. The October divestiture plan is focused on the sale and closure of the Company's non-core assets. The Company expects to incur approximately $14 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Such amounts are reflected in the North America segment. Charges incurred in the three and nine months ended October 2, 2015 were $1.3 million and $2.7 million, respectively.

As part of this plan, the Company recognized the following:

•
On June 25, 2015, the Company announced it reached a definitive agreement to sell its Asia Pacific operations consisting of Phelps Dodge International Thailand ("Thailand"), Alcan (Tianjin) Alloy Products ("China"), General Cable New Zealand Limited ("New Zealand") and General Cable Australia Pty. Ltd ("Australia") in a two-step process, expected to close on sale of the Thailand operations on August 31, 2015 and the China, New Zealand and Australia operations (together "the remaining Asia Pacific Operations") on September 30, 2015. On August 31, 2015, the Company completed the sale of its Thailand operations for cash consideration of approximately $88 million. The pre-tax gain recognized in the three and nine months ended October 2, 2015 from the disposition of Thailand was $16.1 million. On September 29, 2015, the Company received notice from the buyer that certain closing conditions of the definitive agreement to sell were unsatisfied or incapable of satisfaction and purportedly terminated the purchase agreement for the remaining Asia Pacific Operations. The Company is considering all of its options under the purchase agreement.

•
Based on the estimated expected sales price of the India operations and in accordance with ASC 360 “Property, Plant and Equipment”, the Company recorded an impairment loss in cost of sales of $13.6 million in the three and nine months ended October 2, 2015. As part of the Company's strategic review and asset optimization plans, announced in the second quarter of 2014, the Company recorded an asset impairment charge in cost of sales of $16.5 million in the nine months ended September 26, 2014, based on the review of its India asset group in accordance with ASC 360.

•
In the first quarter of 2015, the Company completed the sale of its 51% interests in Dominion Wire and Cables ("Fiji") for cash consideration of $9.3 million. The pre-tax loss recognized in the three months ended April 3, 2015 from the disposition of Fiji was $2.6 million.

•
In the first quarter of 2015, the Company completed the sale of its 20% interests in Keystone Electric Wire and Cable ("Keystone") for cash consideration of $11.0 million. The pre-tax gain recognized in the three months ended April 3, 2015 from the disposition of Keystone was $3.6 million.

•
In the fourth quarter of 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million. The pre-tax gain on the sale from the disposition of PDP and PDEP recognized in the quarter ended December 31, 2014 was $17.6 million.

As of October 2, 2015, the Company has initiated actions to respond to the purported termination of the definitive agreement to sell the remaining Asia Pacific Operations and is actively marketing the assets at a price that is reasonable given the purported termination of this agreement. As of October 2, 2015, the Company determined that the remaining Asia Pacific Operations continued to meet the held for sale criteria set forth in Accounting Standards Codification 360 - "Property, Plant and Equipment" (ASC 360) to be classified as held for sale. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and depreciation is ceased. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction, composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.
As of October 2, 2015, the Company determined that the remaining businesses in the Africa/Asia Pacific segment, the Africa businesses, did not meet the held for sale criteria set forth in ASC 360 primarily driven by management’s belief that the probability of a sale within one year is uncertain.
Consistent with the conclusion reached in the second quarter of 2015, as of October 2, 2015, the Company determined the disposals of the PDP and PDEP, Fiji, Keystone and Thailand businesses combined with the businesses held for sale (the remaining Asia Pacific Operations and India (together "Asia Pacific Operations")) result in the Company’s disposal of a major geographical area, Asia Pacific. This disposal is considered a strategic shift that has and will have a major effect on the Company's operations and financial results; therefore, the results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis. As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. The financial results of the Company's Africa businesses are presented as continuing operations in the Condensed Consolidated Financial Statements.

The results of operations, financial position and cash flows for the Asia Pacific Operations are separately reported as discontinued operations for all periods presented. Included in Net income (loss) from discontinued operations, net of taxes in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were the following (in millions):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net sales	$69.1	$155.9	$249.7	$428.5
Cost of sales	71.9	137.4	237.2	390.1
Gross profit	(2.8)	18.5	12.5	38.4
Selling, general and administrative expenses	5.7	14.7	30.8	41.7
Goodwill and intangible asset impairment charges	—	—	3.2	82.1
Operating income (loss)	(8.5)	3.8	(21.5)	(85.4)
Other income (expense)	(2.1)	0.5	(3.3)	(0.8)
Interest expense, net	(0.3)	(0.6)	(1.3)	(1.1)
Pre-tax gain on the disposal of discontinued operation	16.1	—	16.1	—
Income (loss) before income taxes	5.2	3.7	(10.0)	(87.3)
Income tax (provision) benefit	(0.8)	(12.5)	1.3	(7.5)
Equity in net earnings of affiliated companies	—	—	0.1	—
Net income (loss) including noncontrolling interest	$4.4	$(8.8)	$(8.6)	$(94.8)
The after-tax gain attributable to the parent for the Asia Pacific Operations for the three months ended October 2, 2015 was $4.8 million and the after-tax loss attributable to the parent for the Asia Pacific Operations for the nine months ended October 2, 2015 was $4.9 million. The after-tax loss attributable to the parent for the Asia Pacific Operations for the three and nine months ended September 26, 2014 was $10.2 million and $78.3 million, respectively.
Financial information for assets and liabilities held for sale were the following (in millions):

	October 2, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$30.8	$69.1
Receivables, net of allowances	26.8	111.9
Inventories	45.2	92.2
Deferred income taxes	8.2	8.4
Prepaid expenses and other	1.4	32.2
Total current assets	112.4	313.8
Property, plant and equipment, net	39.5	87.7
Deferred income taxes	4.1	6.4
Goodwill	—	3.3
Intangible assets, net	—	14.6
Other non-current assets	6.8	7.9
Total assets	$162.8	$433.7
Liabilities
Current liabilities:
Accounts payable	$18.4	$119.4
Accrued liabilities	19.0	27.3
Current portion of long-term debt	13.3	11.9
Total current liabilities	50.7	158.6
Deferred income taxes	0.3	4.7
Other liabilities	1.5	11.3
Total liabilities	$52.5	$174.6

4.    Restructuring
In July 2014, the Company announced a comprehensive restructuring program. The restructuring program, which builds on the Company's previously launched productivity and asset optimization plans, is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing initiatives to reduce selling, general and administrative ("SG&A") expenses globally. During the first nine months of 2015, the Company continued with incremental restructuring actions including SG&A cost reductions and further asset optimization plans in North America and Europe. Costs incurred as part of the restructuring program related to the Company's Asia Pacific Operations are not included below as the costs associated with these exit or disposal activities are included within the results of discontinued operations. Total expected and aggregate restructuring costs related to the Asia Pacific Operations are $15.0 million and $14.8 million as of October 2, 2015, respectively. There are no restructuring costs related to the continuing operations of the Africa/Asia Pacific segment as of October 2, 2015.

As part of the restructuring program, in the second quarter of 2015, the Company completed the disposal of a subsidiary in Spain for cash consideration of $1.8 million. The pre-tax loss on the sale from the disposition in the second quarter was $11.6 million. This sale does not represent a strategic shift; therefore, the results are not presented as discontinued operations. This loss is included as asset-related restructuring costs in the Europe segment in the nine months ended October 2, 2015 and is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company expects to incur approximately $210 million of pre-tax restructuring charges. The total expected costs are $25 million in the North America segment, $145 million in the Europe segment and $40 million in the Latin America segment. As of October 2, 2015, aggregate costs incurred are $16.7 million in the North America segment, $137.1 million in the Europe segment, and $35.6 million in the Latin America segment. For the three and nine months ended October 2, 2015, the Company incurred charges of $3.2 million and $38.3 million, respectively. For the three and nine months ended September 26, 2014, the Company incurred charges of $117.4 million and $130.8 million, respectively. For the three and nine months ended October 2, 2015, costs incurred were $2.3 million and $9.9 million in the North America segment, $0.0 million and $21.5 million in the Europe segment, and $0.9 million and $6.9 million in the Latin America segment, respectively. For the three and nine months ended September 26, 2014, costs incurred were $0.4 million and $3.6 million in the North America segment, $105.7 million and $105.7 million in the Europe segment, and $11.3 million and $21.5 million in the Latin America segment, respectively.

For the three and nine months ended October 2, 2015, approximately $2.3 million and $13.8 million of these charges were recorded in cost of sales and $0.9 million and $24.5 million of these charges were recorded as SG&A expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. For the three and nine months ended September 26, 2014, approximately $108.0 million and $121.4 million of these charges were recorded in cost of sales, respectively. For the three and nine months ended September 26, 2014, approximately $9.4 million of these charges were recorded as SG&A expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Restructuring costs incurred consist primarily of employee separation costs and asset-related costs to exit or realign facilities. The Company is also incurring other costs as outlined below.

Changes in the restructuring reserve and activity for the nine months ended October 2, 2015 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$65.0	$120.0	$25.0	$210.0
Balance, December 31, 2014	$32.4	$—	$1.0	$33.4
Net provisions	11.9	14.8	11.6	38.3
Net benefits charged against the assets	(2.8)	(14.8)	(3.9)	(21.5)
Payments	(24.6)	—	(6.1)	(30.7)
Foreign currency translation	(2.1)	—	(0.1)	(2.2)
Balance, October 2, 2015	$14.8	$—	$2.5	$17.3
Total aggregate costs to date	$50.2	$119.0	$20.2	$189.4
Remaining expected restructuring charges	$14.8	$1.0	$4.8	$20.6
Employee Separation Costs
The Company recorded a benefit to employee separation costs of $0.3 million for the three months ended October 2, 2015 and costs of $11.9 million for the nine months ended October 2, 2015. In the three and nine months ended October 2, 2015, the Company recorded costs of $1.5 million and $7.9 million in North America, a benefit of $1.9 million for the three months ended October 2, 2015 and costs of $2.9 million for the nine months ended October 2, 2015 in Europe, and in the three and nine months ended October 2, 2015, costs of $0.1 million and $1.1 million in Latin America, respectively. The Company recorded employee separation costs of $28.6 million for the three and nine months ended September 26, 2014, consisting of $0.4 million in North America, $27.7 million in Europe, and $0.5 million in Latin America, respectively.
Employee separation costs include severance, retention bonuses and pension costs. As of October 2, 2015, employee separation costs included severance charges for approximately 1,170 employees; approximately 930 of these employees were classified as manufacturing employees and approximately 240 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.
Asset-Related Costs
The Company recorded asset-related costs of $0.8 million and $14.8 million in the three and nine months ended October 2, 2015, respectively. The Company recorded long-lived asset impairment charges of $10.8 million in the nine months ended October 2, 2015 in Europe and $0.8 million and $4.0 million in Latin America for the three and nine months ended October 2, 2015, respectively. The Company recorded asset-related costs of $85.8 million and $95.9 million in the three and nine months ended September 26, 2014, respectively. The Company recorded long-lived asset impairment charges of $3.2 million in North America in the nine months ended September 26, 2014, $77.6 million in Europe, and $8.2 million and $15.1 million in Latin America for the three and nine months ended September 26, 2014, respectively.

Asset-related costs consist of asset write-downs, accelerated depreciation and the loss on the sale of a subsidiary in Spain as noted above. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. Management will continue to evaluate the recoverability of the carrying amount of its long-lived assets as the restructuring program is executed.
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
Other Costs
The Company recorded other restructuring-type charges of $2.7 million and $11.6 million for the three and nine months ended October 2, 2015, respectively. The other restructuring-type charges were $0.8 million and $2.0 million in North America and $1.9 million and $7.8 million in Europe for the three and nine months ended October 2, 2015, respectively, and $1.8 million in Latin America for the nine months ended October 2, 2015, respectively.
The Company recorded other restructuring-type charges of $3.0 million and $6.3 million for the three and nine months ended September 26, 2014. The other restructuring-type charges were $0.4 million in Europe for the three and nine months ended September 26, 2014 and $2.6 million and $5.9 million in Latin America for the three and nine months ended September 26, 2014, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other costs.

5.	Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended October 2, 2015 and September 26, 2014, the Company recorded other expense of $26.8 million and $17.8 million, respectively. For the three months ended October 2, 2015, other expense was primarily attributable to $25.9 million related to other foreign currency transaction losses and $0.9 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended September 26, 2014, other expense was primarily attributable to $19.3 million related to foreign currency transaction losses, of which $14.1 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated during the third quarter, partially offset by $5.0 million related to gains on derivative instruments that were not designated as cash flow hedges.
During the nine months ended October 2, 2015 and September 26, 2014, the Company recorded other expense of $58.6 million and $110.6 million, respectively. For the nine months ended October 2, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.9 million, $32.9 million related to other foreign currency transaction losses and $2.9 million related to losses on derivative instruments that were not designated as cash flow hedges. For the nine months ended September 26, 2014, other expense was primarily attributable to $83.1 million related to a Venezuela currency devaluation, $3.4 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $20.6 million related to foreign currency transaction losses, of which $11.6 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated from the first quarter of 2014.
Refer to Note 1 - Basis of Presentation and Principles of Consolidation for more information regarding the Company's Venezuelan operations.

6.    Inventories
Approximately 83% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market.

(in millions)	October 2, 2015	December 31, 2014
Raw materials	$189.5	$206.6
Work in process	140.5	144.4
Finished goods	512.8	575.6
Total	$842.8	$926.6
7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	October 2, 2015	December 31, 2014
Land	$50.0	$60.3
Buildings and leasehold improvements	212.5	228.6
Machinery, equipment and office furnishings	778.7	819.9
Construction in progress	27.8	35.3
Total gross book value	1,069.0	1,144.1
Less accumulated depreciation	(497.0)	(473.4)
Total net book value	$572.0	$670.7
Depreciation expense for the three and nine fiscal months ended October 2, 2015 was $18.9 million and $60.9 million, respectively. Depreciation expense for the three and nine fiscal months ended September 26, 2014 was $25.0 million and $77.1 million, respectively.
Third Quarter 2014 Brazil Rod Mill Asset Impairment
The Brazil rod mill results are reported within the Latin America reportable segment. In the three months ended September 26, 2014, the Company announced its intent to shut down the Brazil rod mill due to changes in the supply market. The change in the supply market was deemed a significant adverse change in the manner in which the Brazil rod mill will operate resulting in a change in the defined asset group. The asset group was deemed impaired as it no longer provided future benefits to the Company. To determine the fair value, the Company considered the expected net cash flows to be generated by the assets through the closure date, as well as the expected cash proceeds from the disposition of the assets utilizing standard valuation approaches, which incorporate Level 3 inputs. Based on the results of the analysis, the Company recorded an impairment charge of $13.1 million in the three and nine months ended September 26, 2014. The impairment charge was recorded in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Tables of Contents

8.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (millions of dollars):

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Total
Balance, December 31, 2014	$17.0	$3.0	$2.8	$22.8	$0.3	$0.4	$0.7
Currency translation and other adjustments	(0.4)	0.9	(0.3)	0.2	—	—	—
Goodwill and indefinite-lived asset impairment	—	—	—	—	—	—	—
Balance, October 2, 2015	$16.6	$3.9	$2.5	$23.0	$0.3	$0.4	$0.7
The amounts of other intangible assets were as follows (millions of dollars):

	October 2, 2015	December 31, 2014
Amortized intangible assets:
Amortized intangible assets	$129.4	$131.0
Accumulated amortization	(85.5)	(78.1)
Foreign currency translation adjustment	(5.4)	(3.1)
Amortized intangible assets, net	$38.5	$49.8
Amortized intangible assets are stated at cost less accumulated amortization as of October 2, 2015 and December 31, 2014. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the nine months ended October 2, 2015 and September 26, 2014 was $7.4 million and $8.4 million, respectively. The estimated amortization expense during the twelve month periods beginning October 2, 2015 through October 2, 2020 and thereafter, based on exchange rates as of October 2, 2015, is $9.3 million, $8.0 million, $5.6 million, $5.0 million, $3.4 million and $7.2 million thereafter.

Tables of Contents

9.	Long-Term Debt

(in millions)	October 2, 2015	December 31, 2014
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount on Subordinated Convertible Notes	(258.3)	(259.7)
Senior Floating Rate Notes due 2015 ("Senior Floating Rate Notes")	—	125.0
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	133.1	136.8
Other	9.0	9.0
Europe debt
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	30.5	—
Other	10.1	10.5
Latin America credit facilities	101.7	238.6
Africa/Asia Pacific credit facilities	37.1	35.8
Total debt	1,092.7	1,325.5
Less current maturities	139.9	391.6
Long-term debt	$952.8	$933.9
At October 2, 2015, maturities of long-term debt during the twelve month periods beginning October 2, 2015 through October 2, 2020 and thereafter are $139.9 million, $3.9 million, $165.9 million, $0.8 million and $0.8 million, respectively, and $781.4 million thereafter.

The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	October 2, 2015	December 31, 2014
Face Value	$600.0	$600.0
Fair Value (Level 2)	505.5	483.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

(1)
The Company may, at its option, redeem the 5.75% Senior Notes on or after the stated beginning dates at percentages noted above (plus accrued and unpaid interest). Additionally, on or prior to October 1, 2015, the Company had the right to redeem in the aggregate up to 35% of the aggregate principal amount of 5.75% Senior Notes issued with the cash proceeds from one or more equity offerings, at a redemption price in cash equal to 105.75% of the principal plus accrued and unpaid interest so long as (i) at least 65% of the aggregate principal amount of the 5.75% Senior Notes issued remained outstanding immediately after giving effect to any such redemption; and (ii) notice of any such redemption was given within 60 days after the date of the closing of any such equity offering. In addition, at any time prior to October 1, 2017, the Company may redeem some or all of the 5.75% Senior Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, plus a make whole premium.

Tables of Contents

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes are summarized as of October 2, 2015 and December 31, 2014 as follows:

	Subordinated Convertible Notes
(in millions)	October 2, 2015	December 31, 2014
Face value	$429.5	$429.5
Debt discount	(258.3)	(259.7)
Book value	171.2	169.8
Fair value (Level 1)	255.3	313.1
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
Senior Floating Rate Notes
On March 31, 2015, the Company used proceeds from the Revolving Credit Facility to repay the outstanding principal of $125 million and accrued interest of $0.8 million on the Senior Floating Rate Notes due April 2015.
The Company’s Senior Floating Rate Notes are summarized as of October 2, 2015 and December 31, 2014 as follows:

	Senior Floating Rate Notes
(in millions)	October 2, 2015	December 31, 2014
Face value	$—	$125.0
Fair value (Level 1)	—	123.8
Interest rate	N/A	2.6%
Interest payment	3-month LIBOR rate plus 2.375% Quarterly: Jan 1, Apr 1, Jul 1 & Oct 1
Maturity date	Apr 2015

Guarantee	Jointly and severally guaranteed by the Company’s wholly-owned U.S. subsidiaries
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

Tables of Contents

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
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	October 2, 2015	December 31, 2014
Outstanding borrowings	$163.6	$136.8
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	369.4	425.0
Interest rate	2.5%	2.1%
Outstanding letters of credit	$42.1	$58.5
Original issuance	July 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at October 2, 2015 is $267.7 million, $46.6 million and $55.1 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2014 was $257.7 million, $54.3 million and $113.0 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	October 2, 2015	December 31, 2014
Outstanding borrowings	$101.7	$238.6
Undrawn availability	60.3	79.6
Interest rate – weighted average	8.8%	6.1%
Maturity date	Various; $99.6 million due within one year
The Company's Latin America credit facilities are short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature of the facilities.

Tables of Contents

Africa/Asia Pacific Credit Facilities
The Company’s Africa credit facilities are summarized in the table below:

(in millions)	October 2, 2015	December 31, 2014
Outstanding borrowings	$37.1	$35.8
Undrawn availability	69.9	44.4
Interest rate – weighted average	4.5%	4.2%
Maturity date	Various; $37.1 million due within one year
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

As of October 2, 2015 and December 31, 2014, there were no derivatives that were designated as cash flow hedges. In the three and nine months ended October 2, 2015 and September 26, 2014, there was no activity related to derivatives that were designated as cash flow hedges. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at October 2, 2015 and December 31, 2014 are shown below (in millions):

	October 2, 2015			December 31, 2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$104.3	$0.6	$9.4	$104.0	$0.5	$3.7
Foreign currency exchange	97.3	4.3	3.3	110.3	3.7	4.1
		$4.9	$12.7		$4.2	$7.8

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of October 2, 2015 and December 31, 2014, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets.  As of October 2, 2015 and December 31, 2014, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of October 2, 2015 and December 31, 2014, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.

11.	Income Taxes
The Company’s effective tax rate for the nine months ended October 2, 2015 and September 26, 2014 was (0.6)% and 5.2%, respectively. The low effective tax rate on the Company’s pre-tax losses for the nine months ended October 2, 2015 were primarily due to the following:

•	No tax benefits being available for the $22.9 million Venezuelan currency devaluation loss and foreign currency loss in Venezuela,

•	No tax benefit being recognized on $71.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and

•	No tax benefit being recognized on the $12.0 million Venezuelan deconsolidation charge.

These factors were partially offset by the following:

•	$5.0 million of tax benefits associated with the net release of uncertain tax position reserves,

•	$4.3 million of tax benefits associated with valuation allowance releases, and

•	$11.5 million of tax benefits associated with the exiting of the business in India.

The low effective tax rate on the Company’s pre-tax losses for the nine months ended September 26, 2014 were primarily due to the following:

•	No tax benefits being available for the $83.1 million Venezuelan currency devaluation loss,

•	A relatively small tax benefit of $13.9 million was recorded on $166.4 million of pre-tax charges related to asset impairments, and

•	No tax benefit being recognized on $138.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.

These factors were partially offset by $12.7 million of tax benefits associated with the net release of uncertain tax position reserves.

The Company’s effective tax rate for the three months ended October 2, 2015 and September 26, 2014 was (14.2)% and 13.4% respectively. The negative effective tax rate for the three months ended October 2, 2015 is primarily the result of recording income tax expense on the ordinary operational income of profitable jurisdictions while not recording income tax benefits on $18.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and $12.0 million related to a Venezuela deconsolidation charge recorded in continuing operations. These negative effective tax rate drivers were partially offset by $11.5 million of tax benefits associated with the exiting of the business in India.

The low effective tax rate for the three months ended September 26, 2014 was primarily due to the combined impact of recording income tax expense on the ordinary operational income of profitable jurisdictions, no tax benefits being available for the $14.1 million Venezuelan currency devaluation loss, recording no tax benefit on $117.5 million of asset-related costs and restructuring charges, and the impact of full year forecasted operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. These unfavorable effective tax rate drivers were partially offset by an $8.0 million income tax benefit associated with uncertain tax position reserve releases during the three months ended September 26, 2014.

During the third quarter of 2015, the Company accrued approximately $1.5 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $1.5 million of net income tax expense was recorded due to establishing new reserves for uncertain tax positions originating in prior periods partially offset by reserve releases due to statute of limitation expirations.

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

In October 2015, the IRS proposed a cumulative taxable income adjustment of $33.6 million through 2012 in connection with the Original Issue Discount (“OID”) yield on the Company’s $429.5 million Subordinated Convertible Notes (“Notes”) due 2029. The Company believes that the amount of the OID deductions claimed on its federal income tax returns since the 2009 issuance of the Notes is proper and will appeal the IRS proposed adjustment. If the IRS were to sustain the proposed adjustment in full, the Company’s OID deductions claimed on its 2013 and 2014 tax returns would also be reduced. The estimated impact on cash paid for taxes and income tax expense, due to the Company's tax loss and credit carry forward positions available in years 2009 - 2014, would not be material.

12.	Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	October 2, 2015		September 26, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.4	$1.5	$0.5	$1.4
Interest cost	1.8	1.1	2.0	1.5
Expected return on plan assets	(2.6)	(0.7)	(2.6)	(0.8)
Amortization of prior service cost	—	0.2	—	0.3
Amortization of net loss	1.9	0.7	1.2	0.1
Settlement loss	—	—	—	—
Net pension expense	$1.5	$2.8	$1.1	$2.5

	Nine Fiscal Months Ended
	October 2, 2015		September 26, 2014
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$1.2	$4.5	$1.5	$4.2
Interest cost	5.4	3.3	6.0	4.8
Expected return on plan assets	(7.8)	(2.1)	(7.9)	(2.4)
Amortization of prior service cost	—	0.6	0.1	0.9
Amortization of net loss	5.7	2.1	3.6	0.3
Settlement loss	—	0.9	—	4.5
Net pension expense	$4.5	$9.3	$3.3	$12.3
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense in 2015 is $10.5 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is immaterial.
Defined benefit pension plan cash contributions for the three fiscal months ended October 2, 2015 and September 26, 2014 were $3.0 million and $3.3 million, respectively. Defined benefit pension plan cash contributions for the nine fiscal months ended October 2, 2015 and September 26, 2014 were $9.0 million and $9.9 million, respectively.
Refer to Note 4 - Restructuring for charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits.

Tables of Contents

13.	Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income (loss) as of October 2, 2015 and December 31, 2014, respectively, consisted of the following (in millions):

	October 2, 2015		December 31, 2014
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(254.8)	$(11.7)	$(185.1)	$(3.8)
Pension adjustments, net of tax	(71.7)	(2.9)	(78.3)	(2.9)
Accumulated other comprehensive income (loss)	$(326.5)	$(14.6)	$(263.4)	$(6.7)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2014 to October 2, 2015 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2014	$(185.1)	$(78.3)	$(263.4)
Other comprehensive income (loss) before reclassifications	(102.0)	—	(102.0)
Amounts reclassified from accumulated other comprehensive income	32.3	6.6	38.9
Net current - period other comprehensive income (loss)	(69.7)	6.6	(63.1)
Balance, October 2, 2015	$(254.8)	$(71.7)	$(326.5)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2013 to September 26, 2014 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Other	Total
Balance, December 31, 2013	$(67.1)	$(52.6)	$7.6	$(112.1)
Other comprehensive income (loss) before reclassifications	(54.0)	—	—	(54.0)
Amounts reclassified from accumulated other comprehensive income	—	6.0	—	6.0
Net current - period other comprehensive income (loss)	(54.0)	6.0	—	(48.0)
Balance, September 26, 2014	$(121.1)	$(46.6)	$7.6	$(160.1)

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended October 2, 2015 (in millions, net of tax):

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	October 2, 2015	October 2, 2015
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries from continuing operations	$—	$11.4	SG&A
Sale of subsidiaries from discontinued operations	20.9	20.9	Net income (loss) from discontinued operations, net of tax
Total - Foreign Currency Items	$20.9	$32.3
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.3	SG&A
Net loss	1.7	5.1	SG&A
Settlement loss	—	1.2	SG&A
Total - Pension Items	$1.8	$6.6
Total	$22.7	$38.9

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	September 26, 2014	September 26, 2014
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Amortization of defined pension items, net of tax:
Prior service cost	$0.2	$0.6	SG&A
Net loss	0.8	2.2	SG&A
Settlement loss	—	3.2	SG&A
Total	$1.0	$6.0

14.     Redeemable Noncontrolling Interest
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables. The existing shareholders immediately prior to the subscription (the “Sellers” or “Minority Shareholders”) maintained control of the remaining 40% of the shares. The Company and the Minority Shareholders also agreed to certain put and call options with regard to the remaining 40% interest in Procables retained by the Minority Shareholders. For a 36-month period commencing on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option to sell their entire 40% interest in Procables to the Company. The Company shall be irrevocably obligated to purchase the shares (the "Put Option"). In addition, the Company has a call option (the "Call Option") to purchase the Minority Shareholders’ 40% interest in Procables, during the 36-month period commencing on the expiration of the Put Option period. The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness, as defined in the agreement, of the Company for the most recent audited fiscal year (“EBITDA average”). The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires classification of the Minority Shareholder's interest in the Condensed Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.”

The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At October 2, 2015, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date, $18.2 million. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net income (loss).
15.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in cost of sales and totaled $27.5 million and $35.2 million, respectively, for the three fiscal months ended October 2, 2015 and September 26, 2014 and $87.0 million and $111.5 million, respectively, for the nine fiscal months ended October 2, 2015 and September 26, 2014.

Tables of Contents

16.	Earnings (Loss) Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Amounts attributable to the Company – basic and diluted:
Net income (loss) from continuing operations	$(36.2)	$(110.0)	$(72.5)	$(386.1)
Less: net income (loss) attributable to continuing operations noncontrolling interest	(2.4)	4.0	(3.4)	—
Net income (loss) from continuing operations attributable to Company common shareholders	$(33.8)	$(114.0)	$(69.1)	$(386.1)
Net income (loss) from discontinued operations, net of taxes	4.4	(8.8)	(8.6)	(94.8)
Less: net income (loss) attributable to discontinued operations noncontrolling interest	(0.4)	1.4	(3.7)	(16.5)
Net income (loss) from discontinued operations attributable to Company common shareholders	$4.8	$(10.2)	$(4.9)	$(78.3)
Net income (loss) attributable to Company common shareholders (1)	$(29.0)	$(124.2)	$(74.0)	$(464.4)

Weighted average shares outstanding for basic EPS computation (2)	48.9	48.7	48.9	48.8

Earnings (loss) per common share calculation - basic:
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – basic (3)	$(0.69)	$(2.34)	$(1.41)	$(7.91)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – basic	$0.10	$(0.21)	$(0.10)	$(1.61)
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$(0.59)	$(2.55)	$(1.51)	$(9.52)

Weighted average shares outstanding including nonvested shares	48.9	48.7	48.9	48.8
Weighted average shares outstanding for diluted EPS computation (2)	48.9	48.7	48.9	48.8

Earnings (loss) per common share calculation - dilution:
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – assuming dilution	$(0.69)	$(2.34)	$(1.41)	$(7.91)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – assuming dilution	0.10	(0.21)	(0.10)	(1.61)
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(0.59)	$(2.55)	$(1.51)	$(9.52)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes. The average stock price threshold conditions had not been met as of October 2, 2015 and September 26, 2014. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method

Tables of Contents

of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.

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

Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three and nine months ended October 2, 2015, intersegment sales were $7.0 million and $24.8 million in North America, $2.1 million and $16.4 million in Europe, and $5.3 million and $14.8 million in Latin America. In the three and nine months ended September 26, 2014, intersegment sales were $7.2 million and $25.0 million in North America, $12.7 million and $47.4 million in Europe, and $6.4 million and $26.2 million in Latin America.

Summarized financial information for the Company’s reportable segments reported in continuing operations for the three and nine fiscal months ended October 2, 2015 and September 26, 2014 is as follows:

Tables of Contents

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions)	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net Sales:
North America	$571.9	$644.1	$1,819.5	$1,884.1
Europe	231.0	316.6	743.7	989.4
Latin America	169.2	268.9	563.3	859.9
Africa/Asia Pacific	55.2	86.2	185.3	271.2
Total	$1,027.3	$1,315.8	$3,311.8	$4,004.6
Segment Operating Income (Loss):
North America	$17.9	$46.9	$78.4	$98.5
Europe	3.2	(108.1)	7.9	(103.5)
Latin America	(1.2)	(23.3)	(19.6)	(203.5)
Africa/Asia Pacific	(2.8)	2.1	(9.7)	(7.7)
Total	$17.1	$(82.4)	$57.0	$(216.2)

(in millions)	October 2, 2015	December 31, 2014
Total Assets:
North America	$1,079.4	$1,220.3
Europe	728.5	751.4
Latin America	496.6	656.6
Africa/Asia Pacific	418.2	738.4
Total	$2,722.7	$3,366.7
The total assets of the discontinued operations as of October 2, 2015 and December 31, 2014 are $162.8 million and $433.7 million, respectively. The total assets of the discontinued operations are included in the Africa/Asia Pacific segment above.

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
At October 2, 2015 and December 31, 2014, we had an accrued liability of approximately $3.8 million and $4.5 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 27 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of October 2, 2015, we were a defendant in approximately 484 cases brought in state and federal courts throughout the United States. In the nine months ended October 2, 2015, 82 asbestos cases were brought against us. In the calendar year 2014, 104 asbestos cases were brought against us. In the last 27 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of October 2, 2015, 50,665 asbestos cases have been dismissed. In the nine months ended October 2, 2015, 2,778 asbestos cases were dismissed. As of December 31, 2014, 47,887 cases were dismissed. With regards to the approximately 484 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
Historically, a large number of suits were brought on behalf of plaintiffs by a single admiralty law firm (“MARDOC”). Plaintiffs in the MARDOC cases generally alleged that they formerly worked in the maritime industry and sustained asbestos-related injuries from products that General Cable ceased manufacturing in the mid-1970s. The MARDOC cases are managed and supervised by a federal judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”) by reason of a transfer by the judicial panel on Multidistrict Litigation (“MDL”). In September 2014, upon receipt from the MDL Court of a current statistical report listing numbers of outstanding cases as well as a list identifying outstanding Maritime/MARDOC cases by plaintiff name, General Cable recorded a dismissal of 25,759 cases reducing its number of pending Maritime/MARDOC cases to 2,679. In June 2015, upon further review of the outstanding cases, General Cable recorded a dismissal of the remaining 2,679 Maritime/MARDOC cases.
For cases outside the MDL as of October 2, 2015, plaintiffs have asserted monetary damages in 207 cases. In 82 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $525 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 124 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $493 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $4 million. In addition, in relation to these 207 cases, there are claims of $333 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of October 2, 2015 and December 31, 2014, we had accrued, on a gross basis, approximately $4.3 million and $4.7 million, respectively, and as of October 2, 2015 and December 31, 2014, had recovered approximately $0.4 million and $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $3.9 million and $4.2 million, as of October 2, 2015 and December 31, 2014, respectively, represents our best estimate in order to cover resolution of current and future asbestos-related claims.

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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of October 2, 2015 and December 31, 2014, aggregate settlement costs were $9.7 million and $9.5 million, respectively. For the nine months ended October 2, 2015 and September 26, 2014, settlement costs totaled $0.2 million and $0.6 million, respectively. As of October 2, 2015 and December 31, 2014, aggregate litigation costs were $25.8 million and $24.7 million, respectively. For the nine months ended October 2, 2015 and September 26, 2014, litigation costs were $1.1 million and $1.2 million, respectively.
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
Transformer damage claims
In March 2012, we received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. We supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. Our work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, we initiated litigation in Pennsylvania state court seeking a declaration that we are not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. The arbitration was conducted before the ICC Tribunal in April 2015, and the parties filed post-hearing briefs. We are currently awaiting a decision from the ICC Tribunal. We continue to believe we have substantial defenses to potential liability in regard to the transformer fire and claimed loss.  We currently estimate our range of reasonably possible loss from the arbitration proceeding to be between $0 million and $18 million.
Brazil tax matters
One of our Brazilian subsidiaries is involved in administrative proceedings with State treasury offices regarding whether tax incentives granted to us by one Brazilian state are applicable to goods sold in another Brazilian State. We believe we correctly relied on the tax incentives granted and that we have substantial defenses to their disallowance by the Brazilian State claimant.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $8 million.  In September 2012, an Administrative Court found that we were not liable for any incentive tax payments claimed by the State treasury office, however this determination was overturned on appeal and has since been further appealed.  This appeal remains pending at the Brazilian Courts.  Despite the pending appeal, in October 2014, the State issued a summons to recover the approximately $8 million of contested incentives described above, and we are complying with the terms of the State’s summons while continuing to contest the Court’s ruling. We currently estimate our range of reasonably possible loss to be between $0 million and $8 million.
One of our Brazilian subsidiaries has received formal notices of infractions from the Brazilian state authorities related to the failure to timely file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount due for the infractions including potential interest and penalties was up to $20 million. In July 2015, we resolved these claims under a tax amnesty program for approximately $0.5 million.
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
Brazil Labor Matter
One of our Brazilian subsidiaries has received infraction notices issued by the Department of Labor.  Subsequently, the Brazilian Federal Labor Public Prosecutor filed a related lawsuit claiming collective punitive damages, in the amount of approximately $10 million. In March 2015, the Lower Labor Court rendered a decision granting collective punitive damages of approximately $1.6 million which was subsequently overturned on appeal but then reinstated by the Lower Labor Court.  The Brazilian subsidiary is appealing this decision, and as of October 2, 2015, we have accrued our best estimate of the probable loss upon resolution of this claim, which is immaterial.
Government and internal investigations
We have been reviewing, with the assistance of external counsel, certain commission payments involving sales to customers of our subsidiary in Angola. The review has focused upon payment practices with respect to employees of public utility companies, use of agents in connection with such payment practices, and the manner in which the payments were reflected in our books and records. We have determined at this time that certain employees in our Portugal and Angola subsidiaries directly and indirectly made or directed payments at various times from 2002 through 2013 to officials of Angola government-owned public utilities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. Based on an analysis completed with the assistance of our external counsel and forensic accountants, we have concluded at this time, that we are able to reasonably estimate the profit derived from sales made to the Angolan government-owned public utilities in connection with the payments described above which we believe is likely to ultimately be disgorged. As a result, we recorded an estimated charge in the amount of $24 million as an accrual as of December 31, 2014. There was no change to the accrual in the three or nine months ended October 2, 2015. The accrued amount reflects the probable and estimable amount of the Angola-related profits that the Company believes is subject to being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial. We also have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with our Thailand and India operations and certain transactions in our Egypt and China businesses, which may have implications under the FCPA. We have voluntarily disclosed these matters to the SEC and the DOJ and have provided them with additional information at their request, including information in response to an SEC subpoena. The SEC and DOJ inquiries into these matters are ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions.
We have hired a stand-alone Chief Compliance Officer who is responsible for the day-to-day management of our compliance function and reports to our Chief Executive Officer with a reporting relationship to the Audit Committee. The Chief Compliance Officer has hired a compliance team that is focused on building a robust ethics and compliance program that incorporates systems and disciplined processes for ongoing risk assessments, training, communications, proactive compliance audits and management of reporting concerns. We are continuing to implement an approval program for third parties that we use outside of the United States including a review of the agreements under which they were retained and a risk-based assessment of these third parties to determine the scope of due diligence measures to be performed by a third-party investigative firm. We also have provided specific anti-corruption training to our global sales force, and provided an interactive online anti-corruption training to all salaried employees.
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
In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former officers, one of whom is our former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket.
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
The General Cable Executive Severance Benefit Plan (“Severance Plan”), effective January 1, 2008, applicable to our U.S. executives holding a position of Executive Vice President or above prior to August 1, 2014, and the 2014 Executive Officer Severance Plan ("2014 Severance Plan"), applicable to the Company’s executive officers holding a position of Executive Vice President or above or the position of Chief Financial Officer, General Counsel, Chief Compliance Officer or Chief Human Resources Officer and were hired or first promoted into such position after August 1, 2014, each include a change in control provision such that the executives may receive payments or benefits in accordance with the Severance Plan or 2014 Severance Plan, as applicable, to the extent that both a change of control and a triggering event, each as defined in the Severance Plan, occur. Unless there are circumstances of ineligibility, as defined, the Company must provide payments and benefits upon both a change in control and a triggering event.
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At October 2, 2015, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning October 2, 2015 through October 2, 2020 and thereafter are $30.3 million, $25.4 million, $9.8 million, $6.9 million and $5.2 million, respectively, and $4.9 million thereafter.
As of October 2, 2015, the Company had $48.9 million in letters of credit (including the $42.1 million outstanding on the Company's Revolving Credit Facility), $172.3 million in various performance bonds and $161.1 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the Latin America and Africa/Asia Pacific segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” For the three fiscal months ended October 2, 2015 and September 26, 2014, equity in net earnings of affiliated companies was $0.1 million and $0.3 million, respectively. For the nine fiscal months ended October 2, 2015 and September 26, 2014, equity in net earnings of affiliated companies was $0.3 million and $0.9 million, respectively. The net investment in unconsolidated affiliated companies was $8.5 million and $17.5 million as of October 2, 2015 and December 31, 2014, respectively. As of October 2, 2015, the Company’s ownership percentage was as follows: Colada Continua Chilean, S.A. 41%, Nostag GmbH & Co. KG 33%, and Pakistan Cables Limited 24.6%.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	October 2, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$4.9	$—	$4.9	$—	$4.2	$—	$4.2
Equity securities (1)	17.5	—	—	17.5	22.1	—	—	22.1
Total assets	$17.5	$4.9	$—	$22.4	$22.1	$4.2	$—	$26.3
Liabilities:
Derivative liabilities	$—	$12.7	$—	$12.7	$—	$7.8	$—	$7.8
Total liabilities	$—	$12.7	$—	$12.7	$—	$7.8	$—	$7.8
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at October 2, 2015 and December 31, 2014 classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $24.5 million and $31.9 million as of October 2, 2015 and December 31, 2014, respectively. Amounts payable to the plan participants at October 2, 2015 and December 31, 2014, excluding the Deferred Stock, were $18.7 million and $23.5 million, respectively, and are classified as “other liabilities” in the Condensed Consolidated Balance Sheets.
At October 2, 2015, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
As of October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in the Venezuelan subsidiary using the cost method of accounting. This change resulted in a third quarter fiscal 2015 one-time after-tax charge of $12.0 million to reduce the value of the cost method investment to the fair value, resulting in full impairment. To determine the fair value, the Company utilized the income and market approaches. The income approach utilized a discounted cash flow model considering probability-weighted cash flows as well as an underlying assets approach. Both valuation approaches incorporated Level 3 inputs.

Tables of Contents

21.	Supplemental Guarantor Condensed Financial Information
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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended October 2, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$477.4	$549.9	$—	$1,027.3
Intercompany	18.5	54.4	38.0	(110.9)	—
	18.5	531.8	587.9	(110.9)	1,027.3
Cost of sales	—	468.3	533.3	(92.4)	909.2
Gross profit	18.5	63.5	54.6	(18.5)	118.1
Selling, general and administrative expenses	18.3	48.3	52.9	(18.5)	101.0
Operating income (loss)	0.2	15.2	1.7	—	17.1
Other income (expense)	—	(3.2)	(23.6)	—	(26.8)
Interest income (expense):
Interest expense	(14.3)	(16.3)	(7.5)	15.5	(22.6)
Interest income	13.8	1.8	0.4	(15.5)	0.5
	(0.5)	(14.5)	(7.1)	—	(22.1)
Income (loss) before income taxes	(0.3)	(2.5)	(29.0)	—	(31.8)
Income tax (provision) benefit	(1.2)	4.5	(7.8)	—	(4.5)
Equity in net earnings of affiliated companies and subsidiaries	(27.5)	(29.5)	—	57.1	0.1
Net income (loss) from continuing operations	(29.0)	(27.5)	(36.8)	57.1	(36.2)
Net income (loss) from discontinued operations, net of taxes	—	—	4.4	—	4.4
Net income (loss) including noncontrolling interest	(29.0)	(27.5)	(32.4)	57.1	(31.8)
Less: net income (loss) attributable to noncontrolling interest	—	—	(2.8)	—	(2.8)
Net income (loss) attributable to Company common shareholders	$(29.0)	$(27.5)	$(29.6)	$57.1	$(29.0)
Comprehensive income (loss):
Net income (loss)	$(29.0)	$(27.5)	$(32.4)	$57.1	$(31.8)
Currency translation gain (loss)	(16.2)	(16.2)	(19.2)	32.2	(19.4)
Defined benefit plan adjustments, net of tax	1.8	1.8	0.6	(2.4)	1.8
Comprehensive income (loss), net of tax	(43.4)	(41.9)	(51.0)	86.9	(49.4)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(6.3)	—	(6.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(43.4)	$(41.9)	$(44.7)	$86.9	$(43.1)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$512.0	$803.8	$—	$1,315.8
Intercompany	12.1	83.1	48.6	(143.8)	—
	12.1	595.1	852.4	(143.8)	1,315.8
Cost of sales	—	517.6	921.8	(131.7)	1,307.7
Gross profit	12.1	77.5	(69.4)	(12.1)	8.1
Selling, general and administrative expenses	9.9	33.0	56.4	(12.1)	87.2
Intangible asset impairment charges	—	—	3.3	—	3.3
Operating income (loss)	2.2	44.5	(129.1)	—	(82.4)
Other income (expense)	(1.5)	11.0	(27.3)	—	(17.8)
Interest income (expense):
Interest expense	(15.6)	(16.9)	(12.6)	17.5	(27.6)
Interest income	13.9	3.6	0.5	(17.5)	0.5
	(1.7)	(13.3)	(12.1)	—	(27.1)
Income (loss) before income taxes	(1.0)	42.2	(168.5)	—	(127.3)
Income tax (provision) benefit	0.4	13.3	3.3	—	17.0
Equity in net earnings of affiliated companies and subsidiaries	(123.6)	(179.1)	0.1	302.9	0.3
Net income (loss) from continuing operations	(124.2)	(123.6)	(165.1)	302.9	(110.0)
Net income (loss) from discontinued operations, net of taxes	—	—	(8.8)	—	(8.8)
Net income (loss) including noncontrolling interest	(124.2)	(123.6)	(173.9)	302.9	(118.8)
Less: net income (loss) attributable to noncontrolling interest	—	—	5.4	—	5.4
Net income (loss) attributable to Company common shareholders	$(124.2)	$(123.6)	$(179.3)	$302.9	$(124.2)
Comprehensive income (loss):
Net income (loss)	$(124.2)	$(123.6)	$(173.9)	$302.9	$(118.8)
Currency translation gain (loss)	(54.6)	(54.6)	(30.5)	83.6	(56.1)
Defined benefit plan adjustments, net of tax	1.0	1.0	0.3	(1.3)	1.0
Comprehensive income (loss), net of tax	(177.8)	(177.2)	(204.1)	385.2	(173.9)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	3.9	—	3.9
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(177.8)	$(177.2)	$(208.0)	$385.2	$(177.8)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended October 2, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,520.9	$1,790.9	$—	$3,311.8
Intercompany	56.7	179.1	121.3	(357.1)	—
	56.7	1,700.0	1,912.2	(357.1)	3,311.8
Cost of sales	—	1,495.2	1,762.0	(300.4)	2,956.8
Gross profit	56.7	204.8	150.2	(56.7)	355.0
Selling, general and administrative expenses	54.8	137.2	161.0	(56.7)	296.3
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income (loss)	1.9	67.6	(12.5)	—	57.0
Other income (expense)	0.7	(7.2)	(52.1)	—	(58.6)
Interest income (expense):
Interest expense	(44.1)	(49.9)	(26.7)	48.4	(72.3)
Interest income	42.4	6.1	1.4	(48.4)	1.5
	(1.7)	(43.8)	(25.3)	—	(70.8)
Income (loss) before income taxes	0.9	16.6	(89.9)	—	(72.4)
Income tax (provision) benefit	(2.0)	11.1	(9.5)	—	(0.4)
Equity in net earnings of affiliated companies and subsidiaries	(72.9)	(100.6)	0.1	173.7	0.3
Net income (loss) from continuing operations	(74.0)	(72.9)	(99.3)	173.7	(72.5)
Net income (loss) from discontinued operations, net of taxes	—	—	(8.6)	—	(8.6)
Net income (loss) including noncontrolling interest	(74.0)	(72.9)	(107.9)	173.7	(81.1)
Less: net income (loss) attributable to noncontrolling interest	—	—	(7.1)	—	(7.1)
Net income (loss) attributable to Company common shareholders	$(74.0)	$(72.9)	$(100.8)	$173.7	$(74.0)
Comprehensive income (loss):
Net income (loss)	$(74.0)	$(72.9)	$(107.9)	$173.7	$(81.1)
Currency translation gain (loss)	(70.0)	(70.0)	(55.4)	117.8	(77.6)
Defined benefit plan adjustments, net of tax	6.6	6.6	3.0	(9.6)	6.6
Comprehensive income (loss), net of tax	(137.4)	(136.3)	(160.3)	281.9	(152.1)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(15.0)	—	(15.0)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(137.4)	$(136.3)	$(145.3)	$281.9	$(137.1)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,530.4	$2,474.2	$—	$4,004.6
Intercompany	45.2	229.0	163.9	(438.1)	—
	45.2	1,759.4	2,638.1	(438.1)	4,004.6
Cost of sales	—	1,548.2	2,597.2	(392.9)	3,752.5
Gross profit	45.2	211.2	40.9	(45.2)	252.1
Selling, general and administrative expenses	37.1	121.6	183.0	(45.2)	296.5
Goodwill impairment charge	—	—	93.5	—	93.5
Intangible asset impairment charges	—	2.1	76.2	—	78.3
Operating income (loss)	8.1	87.5	(311.8)	—	(216.2)
Other income (expense)	(1.5)	8.3	(117.4)	—	(110.6)
Interest income (expense):
Interest expense	(47.0)	(49.3)	(39.3)	52.1	(83.5)
Interest income	41.2	10.9	2.0	(52.1)	2.0
	(5.8)	(38.4)	(37.3)	—	(81.5)
Income (loss) before income taxes	0.8	57.4	(466.5)	—	(408.3)
Income tax (provision) benefit	0.1	8.1	13.1	—	21.3
Equity in net earnings of affiliated companies and subsidiaries	(465.3)	(530.8)	0.5	996.5	0.9
Net income (loss) from continuing operations	(464.4)	(465.3)	(452.9)	996.5	(386.1)
Net income (loss) from discontinued operations, net of taxes	—	—	(94.8)	—	(94.8)
Net income (loss) including noncontrolling interest	(464.4)	(465.3)	(547.7)	996.5	(480.9)
Less: net income (loss) attributable to noncontrolling interest	—	—	(16.5)	—	(16.5)
Net income (loss) attributable to Company common shareholders	$(464.4)	$(465.3)	$(531.2)	$996.5	$(464.4)
Comprehensive income (loss):
Net income (loss)	$(464.4)	$(465.3)	$(547.7)	$996.5	$(480.9)
Currency translation gain (loss)	(54.0)	(54.0)	(34.4)	84.5	(57.9)
Defined benefit plan adjustments, net of tax	6.0	6.0	3.9	(9.8)	6.1
Comprehensive income (loss), net of tax	(512.4)	(513.3)	(578.2)	1,071.2	(532.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(20.3)	—	(20.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(512.4)	$(513.3)	$(557.9)	$1,071.2	$(512.4)

Tables of Contents

Condensed Balance Sheets Information
October 2, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$3.9	$75.0	$—	$78.9
Receivables, net of allowances	—	259.0	556.6	—	815.6
Inventories	—	364.8	478.0	—	842.8
Deferred income taxes	—	15.6	10.7	—	26.3
Prepaid expenses and other	1.5	19.2	56.8	—	77.5
Current assets of discontinued operations	—	—	112.4	—	112.4
Total current assets	1.5	662.5	1,289.5	—	1,953.5
Property, plant and equipment, net	0.5	195.3	376.2	—	572.0
Deferred income taxes	—	49.0	18.2	(49.0)	18.2
Intercompany accounts	1,129.1	198.6	50.6	(1,378.3)	—
Investment in subsidiaries	134.0	624.0	—	(758.0)	—
Goodwill	—	13.8	9.2	—	23.0
Intangible assets, net	—	10.0	29.2	—	39.2
Unconsolidated affiliated companies	—	8.5	—	—	8.5
Other non-current assets	11.0	27.0	19.9	—	57.9
Non-current assets of discontinued operations	—	—	50.4	—	50.4
Total assets	$1,276.1	$1,788.7	$1,843.2	$(2,185.3)	$2,722.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$132.8	$405.5	$—	$538.3
Accrued liabilities	3.1	121.8	218.0	—	342.9
Current portion of long-term debt	—	—	139.9	—	139.9
Current liabilities of discontinued operations	—	—	50.7	—	50.7
Total current liabilities	3.1	254.6	814.1	—	1,071.8
Long-term debt	780.2	133.1	39.5	—	952.8
Deferred income taxes	197.5	—	13.3	(49.0)	161.8
Intercompany accounts	—	1,189.7	188.6	(1,378.3)	—
Other liabilities	1.4	77.3	121.6	—	200.3
Non-current liabilities of discontinued operations	—	—	1.8	—	1.8
Total liabilities	982.2	1,654.7	1,178.9	(1,427.3)	2,388.5
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	293.9	134.0	624.0	(758.0)	293.9
Noncontrolling interest	—	—	22.1	—	22.1
Total liabilities, redeemable noncontrolling interest and equity	$1,276.1	$1,788.7	$1,843.2	$(2,185.3)	$2,722.7

Tables of Contents

Condensed Balance Sheets Information
December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.2	$135.5	$—	$136.7
Receivables, net of allowances	—	273.7	621.4	—	895.1
Inventories	—	406.9	519.7	—	926.6
Deferred income taxes	—	15.6	8.4	—	24.0
Prepaid expenses and other	1.6	30.6	67.7	—	99.9
Current assets of discontinued operations	—	—	313.8	—	313.8
Total current assets	1.6	728.0	1,666.5	—	2,396.1
Property, plant and equipment, net	0.5	209.0	461.2	—	670.7
Deferred income taxes	—	—	18.4	—	18.4
Intercompany accounts	1,280.8	402.4	94.1	(1,777.3)	—
Investment in subsidiaries	269.9	643.9	—	(913.8)	—
Goodwill	—	13.8	9.0	—	22.8
Intangible assets, net	—	11.4	39.1	—	50.5
Unconsolidated affiliated companies	—	8.3	9.2	—	17.5
Other non-current assets	12.1	33.7	25.0	—	70.8
Non-current assets of discontinued operations	—	—	119.9	—	119.9
Total assets	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.8	$445.9	$—	$552.7
Accrued liabilities	11.2	114.5	254.2	—	379.9
Current portion of long-term debt	125.0	—	266.6	—	391.6
Current liabilities of discontinued operations	—	—	158.6	—	158.6
Total current liabilities	136.2	221.3	1,125.3	—	1,482.8
Long-term debt	778.8	136.8	18.3	—	933.9
Deferred income taxes	196.8	(40.9)	22.4	—	178.3
Intercompany accounts	—	1,374.5	402.8	(1,777.3)	—
Other liabilities	1.0	88.9	138.8	—	228.7
Non-current liabilities of discontinued operations	—	—	16.0	—	16.0
Total liabilities	1,112.8	1,780.6	1,723.6	(1,777.3)	2,839.7
Redeemable noncontrolling interest	—	—	13.8	—	13.8
Total Company shareholders’ equity	452.1	269.9	643.9	(913.8)	452.1
Noncontrolling interest	—	—	61.1	—	61.1
Total liabilities, redeemable noncontrolling interest and equity	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended October 2, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$(0.6)	$161.9	$(47.6)	$(11.7)	$102.0
Net cash flows of operating activities from discontinued operations	—	—	23.1	—	23.1
Net cash flows of operating activities	(0.6)	161.9	(24.5)	(11.7)	125.1
Cash flows of investing activities:
Capital expenditures	—	(15.6)	(27.6)	—	(43.2)
Proceeds from properties sold	—	0.1	0.8	—	0.9
Reduction of cash due to Venezuela deconsolidation	—	—	(8.2)	—	(8.2)
Disposal of subsidiaries, net of cash disposed of	—	—	1.9	—	1.9
Other	—	(0.1)	0.4	—	0.3
Net cash flows of investing activities from continuing operations	—	(15.6)	(32.7)	—	(48.3)
Net cash flows of investing activities from discontinued operations	—	88.4	(16.1)	—	72.3
Net cash flows of investing activities	—	72.8	(48.8)	—	24.0
Cash flows of financing activities:
Dividends paid to shareholders	(26.5)	—	—	—	(26.5)
Intercompany accounts	151.9	(201.5)	37.9	11.7	—
Proceeds from debt	—	1,780.4	670.9	—	2,451.3
Repayments of debt	(125.0)	(1,784.1)	(718.6)	—	(2,627.7)
Dividends paid to noncontrolling interest	—	—	(0.2)	—	(0.2)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities from continuing operations	0.6	(205.2)	(10.0)	11.7	(202.9)
Net cash flows of financing activities from discontinued operations	—	—	(0.5)	—	(0.5)
Net cash flows of financing activities	0.6	(205.2)	(10.5)	11.7	(203.4)
Effect of exchange rate changes on cash and cash equivalents	—	(26.8)	(15.0)	—	(41.8)
Increase (decrease) in cash and cash equivalents	—	2.7	(98.8)	—	(96.1)
Cash and cash equivalents – beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents – end of period	$—	$3.9	$105.8	$—	$109.7
Less cash and cash equivalents of discontinued operations	—	—	30.8	—	30.8
Cash and cash equivalents of continuing operations – end of period	$—	$3.9	$75.0	$—	$78.9

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 26, 2014

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$16.1	$51.2	$(124.2)	$—	$(56.9)
Net cash flows of operating activities from discontinued operations	—	—	(21.2)	—	(21.2)
Net cash flows of operating activities	16.1	51.2	(145.4)	—	(78.1)
Cash flows of investing activities:
Capital expenditures	—	(24.2)	(38.4)	—	(62.6)
Proceeds from properties sold	—	3.4	2.0	—	5.4
Other	—	(11.8)	11.8	—	—
Net cash flows of investing activities from continuing operations	—	(32.6)	(24.6)	—	(57.2)
Net cash flows of investing activities from discontinued operations	—	—	(5.6)	—	(5.6)
Net cash flows of investing activities	—	(32.6)	(30.2)	—	(62.8)
Cash flows of financing activities:
Dividends paid to shareholders	(26.6)	—	—	—	(26.6)
Excess tax benefits (deficiencies) from stock-based compensation	(0.6)	—	—	—	(0.6)
Intercompany accounts	41.4	(13.8)	(27.6)	—	—
Proceeds from debt	—	1,003.8	757.8	—	1,761.6
Repayments of debt	—	(983.7)	(614.5)	—	(1,598.2)
Purchase of noncontrolling interest	—	(1.5)	1.2	—	(0.3)
Dividends paid to noncontrolling interest	—	—	(0.7)	—	(0.7)
Repurchase of common shares	(30.7)	—	—		(30.7)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities from continuing operations	(16.3)	4.8	116.2	—	104.7
Net cash flows of financing activities from discontinued operations	—	—	(1.5)	—	(1.5)
Net cash flows of financing activities	(16.3)	4.8	114.7	—	103.2
Effect of exchange rate changes on cash and cash equivalents	—	(23.2)	(85.5)	—	(108.7)
Increase (decrease) in cash and cash equivalents	(0.2)	0.2	(146.4)	—	(146.4)
Cash and cash equivalents - beginning of period	0.2	2.2	416.4		418.8
Cash and cash equivalents - end of period	$—	$2.4	$270.0	$—	$272.4
Less cash and cash equivalents of discontinued operations	—	—	58.3	—	58.3
Cash and cash equivalents of continuing operations – end of period	$—	$2.4	$211.7	$—	$214.1
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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended October 2, 2015 and the twelve months ended December 31, 2014:

(in millions)	October 2, 2015	December 31, 2014
Beginning Balance	$1,280.8	$1,305.5
Non-cash transactions
Deferred tax	(7.1)	21.4
Equity based awards	7.2	13.8
Foreign currency and other	0.1	5.1
Cash transactions	(151.9)	(65.0)
Ending Balance	$1,129.1	$1,280.8
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended October 2, 2015 or September 26, 2014.
Parent Company Long-Term Debt
At October 2, 2015 and December 31, 2014, the Parent Company was party to the following long-term financing arrangements:

(in millions)	October 2, 2015	December 31, 2014
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(258.3)	(259.7)
Senior Floating Rate Notes	—	125.0
Other	9.0	9.0
Total Parent Company debt	780.2	903.8
Less current maturities	—	125.0
Parent Company Long-term debt	$780.2	$778.8

(in millions)	Q3 2016	Q3 2017	Q3 2018	Q3 2019	Q3 2020
Debt maturities twelve month period ending	$—	$—	$—	$—	$—
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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. In the fourth quarter of 2014, the Company reorganized its reportable segments as a result of a change to what the chief operating decision maker uses to measure profitability and allocate resources. Accordingly, the Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Due to the change in reportable segments, the Company recast its prior years financial information. As of October 2, 2015, the Company manufactured its product lines in 46 manufacturing facilities and sold its products through its global operations. Additional financial information regarding the segments appears in Note 17 - Segment Information. The Company's guiding principles are as follows:

•
Focusing on delivering increased operating income margins and returns from the Company's core strategic operations in North America, Latin America and Europe by leveraging economies of scale and capitalizing on the Company's leading positions across key markets where the Company has built long-standing customer relationships, efficient supply chains and a wide range of product offerings;

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

•
Managing the Company's product portfolio by pursuing market share in faster growing and value added product lines, such as electric utility, communications, transportation, industrial and specialty cables;

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stable demand with pockets of relative demand strength. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in the three and nine months ended October 2, 2015.

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

Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the nine months ended October 2, 2015, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $13 million. This impact would directly impact gross profit if the Company was unable to change the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery, but the Company does not engage in speculative metals trading.

Africa and Asia Pacific divestiture program
As part of the 2014 announced divestiture plan, in the first quarter of 2015, the Company completed the sale of its interests in certain joint ventures including Dominion Wire and Cables ("Fiji"), 51% interest, and Keystone Electric Wire and Cable ("Keystone"), 20% interest, for cash consideration of $9.3 million and $11.0 million, respectively. In the fourth quarter of 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million.
In addition, as part of the divestiture plan, on June 25, 2015, the Company announced it reached a definitive agreement to sell its Asia Pacific operations consisting of Thailand, China, New Zealand and Australia. On August 31, 2015, the Company completed the sale of its Thailand operations for cash consideration of approximately $88 million. On September 29, 2015, the Company received notice that certain closing conditions of the definitive agreement to sell the remaining Asia Pacific Operations were unsatisfied or incapable of satisfaction and the buyer purportedly terminated the purchase agreement for the remaining Asia Pacific Operations. The Company is considering all of its options under the purchase agreement.
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

Restructuring activities
In July 2014, the Company announced that it was implementing a restructuring program. The restructuring program, which builds on previously launched productivity and asset optimization plans, generated approximately $26 million of savings in the first nine months of 2015, and is expected to generate ongoing annual savings of approximately $90 million beginning in 2016. The restructuring program is focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company is also implementing reductions in SG&A expenses globally. The restructuring program related to continuing operations is expected to result in cumulative pre-tax charges of approximately $210 million, which includes approximately $85 million of cash costs. The remainder of the charges are expected to be non-cash, primarily related to accelerated depreciation and the write-off of property, plant and equipment resulting from facility closures, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. In the three and nine months ended October 2, 2015, costs incurred were $2.3 million and $9.9 million in the North America segment, $0.0 million and $21.5 million in the Europe segment, and $0.9 million and $6.9 million in the Latin America segment, respectively. These actions are anticipated to result in the elimination of approximately1,200 positions globally, representing nearly 9% of our workforce.

Events affecting Venezuelan Operations
As of October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in the Venezuelan subsidiary using the cost method of accounting. This change resulted in a third quarter fiscal 2015 one-time charge of $12.0 million recorded in the SG&A caption on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), recorded in the Company's European reportable segment. In future periods, the Company's financial results will only include U.S. dollar payments received from its Venezuelan subsidiary. Accordingly, the Company will no longer include the results of our local Venezuelan subsidiary's operations in future reporting periods (see Note 1 to the Condensed Consolidated Financial Statements and additional discussion in this MD&A under Critical Accounting Policies).

Seasonality
The Company generally has experienced and expects to continue to experience certain seasonal trends in many products in which demand is linked with construction spending. Demand for these products during winter months in certain geographies is usually lower than demand during spring and summer months. Therefore, investments in working capital are generally higher during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In turn, receivables related to higher sales activity during the spring and summer months are generally collected during the fourth quarter of the year. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather.
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

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	October 2, 2015		September 26, 2014		October 2, 2015		September 26, 2014
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$1,027.3	100.0%	$1,315.8	100.0%	$3,311.8	100.0%	$4,004.6	100.0%
Cost of sales	909.2	88.5%	1,307.7	99.4%	2,956.8	89.3%	3,752.5	93.7%
Gross profit	118.1	11.5%	8.1	0.6%	355.0	10.7%	252.1	6.3%
Selling, general and administrative expenses	101.0	9.8%	87.2	6.6%	296.3	8.9%	296.5	7.4%
Goodwill impairment charge	—	—%	—	—%	—	—%	93.5	2.3%
Intangible asset impairment charges	—	—%	3.3	0.3%	1.7	0.1%	78.3	2.0%
Operating income (loss)	17.1	1.7%	(82.4)	(6.3)%	57.0	1.7%	(216.2)	(5.4)%
Other income (expense)	(26.8)	(2.6)%	(17.8)	(1.4)%	(58.6)	(1.8)%	(110.6)	(2.8)%
Interest expense, net	(22.1)	(2.2)%	(27.1)	(2.1)%	(70.8)	(2.1)%	(81.5)	(2.0)%
Income (loss) before income taxes	(31.8)	(3.1)%	(127.3)	(9.7)%	(72.4)	(2.2)%	(408.3)	(10.2)%
Income tax (provision) benefit	(4.5)	(0.4)%	17.0	1.3%	(0.4)	—%	21.3	0.5%
Equity in net earnings of affiliated companies	0.1	—%	0.3	—%	0.3	—%	0.9	—%
Net income (loss) from continuing operations	(36.2)	(3.5)%	(110.0)	(8.4)%	(72.5)	(2.2)%	(386.1)	(9.6)%
Net income (loss) from discontinued operations, net of taxes	4.4	0.4%	(8.8)	(0.7)%	(8.6)	(0.3)%	(94.8)	(2.4)%
Net income (loss) including noncontrolling interest	(31.8)	(3.1)%	(118.8)	(9.0)%	(81.1)	(2.4)%	(480.9)	(12.0)%
Less: net income (loss) attributable to noncontrolling interest	(2.8)	(0.3)%	5.4	0.4%	(7.1)	(0.2)%	(16.5)	(0.4)%
Net income (loss) attributable to Company common shareholders	$(29.0)	(2.8)%	$(124.2)	(9.4)%	$(74.0)	(2.2)%	$(464.4)	(11.6)%
Three Fiscal Months Ended October 2, 2015 Compared with Three Fiscal Months Ended September 26, 2014 - Continuing Operations
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended September 26, 2014 have been adjusted to reflect the three months ended October 2, 2015 copper average price of $2.39 per pound (a $0.77 decrease compared to the same period in 2014) and the aluminum average price of $0.80 per pound (a $0.31 decrease compared to the same period in 2014). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Three Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Amount	%	Amount	%
North America	$571.9	56%	$644.1	49%
Europe	231.0	22%	316.6	24%
Latin America	169.2	16%	268.9	20%
Africa/Asia Pacific	55.2	6%	86.2	7%
Total net sales	$1,027.3	100%	$1,315.8	100%

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Amount	%	Amount	%
North America	$571.9	56%	$570.4	49%
Europe	231.0	22%	288.0	25%
Latin America	169.2	16%	224.9	19%
Africa/Asia Pacific	55.2	6%	73.1	7%
Total metal-adjusted net sales	$1,027.3	100%	$1,156.4	100%
Metal adjustment	—		159.4
Total net sales	$1,027.3		$1,315.8

	Metal Pounds Sold Three Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Pounds	%	Pounds	%
North America	138.9	56%	135.6	50%
Europe	36.4	15%	47.5	17%
Latin America	57.1	23%	70.5	26%
Africa/Asia Pacific	13.6	6%	19.2	7%
Total metal pounds sold	246.0	100%	272.8	100%
Net sales decreased $288.5 million to $1,027.3 million for the three months ended October 2, 2015 from $1,315.8 million for the three months ended September 26, 2014. After adjusting the three months ended September 26, 2014 net sales to reflect the $0.77 decrease in the average monthly copper price per pound and the $0.31 decrease in the average monthly aluminum price per pound, net sales of $1,027.3 million reflects a decrease of $129.1 million, or 11%, from the metal adjusted net sales of $1,156.4 million in the three months ended September 26, 2014. Volume, as measured by metal pounds sold, decreased 26.8 million pounds, or 10%, to 246.0 million pounds in the three months ended October 2, 2015 as compared to 272.8 million pounds for the three months ended September 26, 2014. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $157.2 million on the translation of reported revenues and lower volume of $45.4 million partially offset by favorable selling price and product mix of approximately $73.5 million.

Metal-adjusted net sales in the North America segment increased $1.5 million, or less than 1%. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of approximately $17.0 million and increased volume of $5.6 million partially offset by unfavorable foreign currency exchange rate changes of $21.1 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased 3.3 million pounds, or 2%, in the three months ended October 2, 2015 compared to the three months ended September 26, 2014. The increase was primarily attributable to favorable market demand for electric utility distribution products coupled with volume improvement in the Company's aluminum rod businesses partially offset by a decrease in demand in the industrial and specialty businesses.

Metal-adjusted net sales in the Europe segment decreased $57.0 million, or 20%. The decrease in sales on a metal adjusted basis is due to unfavorable foreign currency exchange rate changes of $51.0 million on the translation of reported revenues and lower volume of $18.8 million partially offset by favorable selling price and product mix of approximately $12.8 million. Volume, as measured by metal pounds sold, decreased by 11.1 million pounds, or 23%, for the three months ended October 2, 2015 compared to the three months ended September 26, 2014. The decrease in volume sold was primarily attributable to exiting of certain businesses as a result of the Company's restructuring program initiated in July 2014 in the three months ended October 2, 2015 compared to the three months ended September 26, 2014.

Metal-adjusted net sales in the Latin America segment decreased $55.7 million, or 25%. The decrease in metal adjusted net sales is primarily due to unfavorable foreign currency exchange rate changes of $66.1 million on the translation of reported revenues due to the weakening of certain currencies in Latin America relative to the U.S. dollar and decreased volume of $22.7 million, partially offset by favorable selling price and product mix of approximately $33.1 million. Volume, as measured by metal pounds sold, decreased by 13.4 million pounds, or 19%, in the three months ended October 2, 2015 compared to the three months ended September 26, 2014. The decrease in volume sold is primarily attributable to political instability in Venezuela and decreased Chilean copper rod sales within the region in the three months ended October 2, 2015 as compared to the three months ended September 26, 2014.

Metal-adjusted net sales in the Africa/Asia Pacific segment decreased $17.9 million, or 24%. The decrease in sales on a metal adjusted basis reflects unfavorable foreign currency exchange rate changes of $19.0 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar and decreased volume of $9.5 million partially offset by favorable selling price and product mix of approximately $10.6 million. Volume, as measured by metal pounds sold, decreased by 5.6 million pounds, or 29%, in the three months ended October 2, 2015 compared to the three months ended September 26, 2014. The decrease in volume sold is primarily attributable to weak economic conditions in Africa.
Cost of Sales
Cost of sales decreased $398.5 million to $909.2 million in the three months ended October 2, 2015 from $1,307.7 million in the three months ended September 26, 2014. The percentage decrease in cost of sales, 30.5%, is greater than the percentage decrease in sales, 21.9%, for the three months ended October 2, 2015 primarily due to costs incurred as part of the global restructuring plan of $108.0 million and a long-lived asset impairment charge related to the Brazil rod mill of $13.1 million recognized in the three months ended September 26, 2014 as well as the favorable impact of achieving significant project milestones during the final installation stages in one of the Company's subsea power contracts. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost.
Gross Profit
Gross profit increased $110.0 million for the three months ended October 2, 2015 as compared to the three months ended September 26, 2014. Gross profit as a percentage of sales was 11% and 1% for the three months ended October 2, 2015 and September 26, 2014, respectively. The increase in gross profit margin is primarily due to costs incurred as part of the global restructuring plan of $108.0 million and a long-lived asset impairment charge related to the Brazil rod mill of $13.1 million recognized in the three months ended September 26, 2014 as well as the favorable impact of achieving significant project milestones during the final installation stages in one of the Company's subsea power contracts and the benefit of global restructuring initiatives in the three months ended October 2, 2015.
Selling, General and Administrative Expense
Selling, general and administrative expense (“SG&A”) increased $13.8 million, or 16% for the three months ended October 2, 2015 as compared to the three months ended September 26, 2014 primarily due to the $12.0 million charge related to the deconsolidation of the Company's Venezuelan subsidiary in the three months ended October 2, 2015 as well as a $5.0 million settlement on recovery of losses associated with reported theft of inventory within our Brazilian subsidiary in the three months ended September 26, 2014, partially offset by restructuring savings. SG&A as a percentage of metal-adjusted net sales was approximately 10% and 8% for the three months ended October 2, 2015 and September 26, 2014, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Amount	%	Amount	%
North America	$17.9	105%	$46.9	(57)%
Europe	3.2	19%	(108.1)	131%
Latin America	(1.2)	(7)%	(23.3)	28%
Africa/Asia Pacific	(2.8)	(17)%	2.1	(2)%
Total operating income (loss)	$17.1	100%	$(82.4)	100%
The decrease in operating income for the North America segment of $29.0 million was primarily due to the negative impact of selling of higher average cost inventory into a lower price environment on copper and aluminum based products in the current quarter as well as employee separation and other costs of $2.3 million related to the global restructuring plan recognized in the three months ended October 2, 2015. The decrease was partially offset by the benefit of restructuring initiatives in the three months ended October 2, 2015.

The increase in operating income for the Europe segment of $111.3 million was primarily attributable to costs incurred as part of the global restructuring plan in the three months ended September 26, 2014 of $105.7 million. In addition, the increase in operating income in Europe was due to the continued strong execution of the submarine turnkey project business, including the favorable impact of achieving significant project milestones during the final installation stages in one of the Company's subsea power contracts, and the benefit of restructuring initiatives in the three months ended October 2, 2015 compared to the three months ended September 26, 2014. The increase in operating income is partially offset by a one-time charge related to the deconsolidation of the Company's Venezuelan subsidiary in the three months ended October 2, 2015.

The increase in operating income for the Latin America segment of $22.1 million was primarily attributable to decreased costs incurred as part of the global restructuring plan for the three months ended October 2, 2015 of $0.9 million, as compared to the costs recognized in three months ended September 26, 2014 of $11.3 million and a long-lived asset impairment charge related to the Brazil rod mill of $13.1 million recognized in the three months ended September 26, 2014.

The decrease in operating income for the Africa/Asia Pacific segment of $4.9 million was primarily attributable to the weak economic conditions in Africa.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended October 2, 2015 and September 26, 2014, the Company recorded other expense of $26.8 million and $17.8 million, respectively. For the three months ended October 2, 2015, other expense was primarily attributable to $25.9 million related to other foreign currency transaction losses and $0.9 million related to losses on derivative instruments that were not designated as cash flow hedges. For the three months ended September 26, 2014, other expense was primarily attributable to $19.3 million related to foreign currency transaction losses, of which $14.1 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated during the third quarter, partially offset by $5.0 million related to gains on derivative instruments that were not designated as cash flow hedges.
Refer to Note 1 - Basis of Presentation and Principles of Consolidation for recent developments regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $22.1 million for the three months ended October 2, 2015 from $27.1 million for the three months ended September 26, 2014 primarily attributable to reductions in working capital in Latin America and applying divestiture sale proceeds to reduce debt in the three months ended October 2, 2015 as well as the incremental interest expense on the Company's Senior Floating Rate Notes recognized in the three months ended September 26, 2014.
Tax Provision
The Company’s effective tax rate for the three months ended October 2, 2015 and September 26, 2014 was (14.2%) and 13.4% respectively. The negative effective tax rate for the three months ended October 2, 2015 is primarily the result of recording income tax expense on the ordinary operational income of profitable jurisdictions while not recording income tax benefits on $18.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and $12.0 million related to a Venezuela deconsolidation charge recorded in continuing operations. These negative effective tax rate drivers were partially offset by $11.5 million of tax benefits associated with the exiting of the business in India.

The low effective tax rate for the three months ended September 26, 2014 was primarily due to the combined impact of recording income tax expense on the ordinary operational income of profitable jurisdictions, no tax benefits being available for the $14.1 million Venezuelan currency revaluation loss, recording no tax benefit on $117.5 million of asset-related costs and restructuring charges, and the impact of full year forecasted operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. These unfavorable effective tax rate drivers were partially offset by an $8.0 million income tax benefit associated with uncertain tax position reserve releases during the three months ended September 26, 2014.
Nine Fiscal Months Ended October 2, 2015 Compared with Nine Fiscal Months Ended September 26, 2014 - Continuing Operations
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the nine months ended September 26, 2014 have been adjusted to reflect the nine months ended October 2, 2015 copper average price of $2.61 per pound (a $0.56 decrease compared to the same period in 2014) and the aluminum average price of $0.92 per pound (an $0.11 decrease compared to the same period 2014). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below.

See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Nine Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Amount	%	Amount	%
North America	$1,819.5	55%	$1,884.1	47%
Europe	743.7	22%	989.4	25%
Latin America	563.3	17%	859.9	21%
Africa/Asia Pacific	185.3	6%	271.2	7%
Total net sales	$3,311.8	100%	$4,004.6	100%

	Metal-Adjusted Net Sales Nine Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Amount	%	Amount	%
North America	$1,819.5	55%	$1,755.2	47%
Europe	743.7	22%	932.1	25%
Latin America	563.3	17%	771.7	21%
Africa/Asia Pacific	185.3	6%	244.7	7%
Total metal-adjusted net sales	$3,311.8	100%	$3,703.7	100%
Metal adjustment	—		300.9
Total net sales	$3,311.8		$4,004.6

	Metal Pounds Sold Nine Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Pounds	%	Pounds	%
North America	423.7	55%	404.6	48%
Europe	119.5	15%	152.7	18%
Latin America	182.2	24%	231.0	27%
Africa/Asia Pacific	47.4	6%	58.3	7%
Total metal pounds sold	772.8	100%	846.6	100%
Net sales decreased $692.8 million to $3,311.8 million for the nine months ended October 2, 2015 from $4,004.6 million for the nine months ended September 26, 2014. After adjusting the nine months ended September 26, 2014 net sales to reflect the $0.56 decrease in the average monthly copper price per pound and the $0.11 decrease in the average monthly aluminum price per pound, net sales of $3,311.8 million reflects a decrease of $391.9 million, or 11%, from the metal adjusted net sales of $3,703.7 million in the nine months ended September 26, 2014. Volume, as measured by metal pounds sold, decreased 73.8 million pounds, or 9%, to 772.8 million pounds in the nine months ended October 2, 2015 as compared to 846.6 million pounds for the nine months ended September 26, 2014. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $455.1 million on the translation of reported revenues, decreased volume of $139.6 million, partially offset by favorable selling price and product mix of approximately $202.8 million.

Metal-adjusted net sales in the North America segment increased $64.3 million, or 4%. The increase in sales on a metal adjusted basis is due to increased volume of $36.2 million and favorable selling price and product mix of approximately $71.2 million, partially offset by unfavorable foreign currency exchange rate changes of $43.1 million on the translation of reported revenues, principally related to the Canadian dollar. Volume, as measured by metal pounds sold, increased 19.1 million pounds, or 5%, in the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. The increase was primarily attributable to favorable market demand for electric utility distribution products coupled with volume improvement in the Company's aluminum rod businesses.

Metal-adjusted net sales in the Europe segment decreased $188.4 million, or 20%. The decrease in sales on a metal adjusted basis is due to unfavorable foreign currency exchange rate changes of $178.3 million on the translation of reported revenues and lower volume of $62.8 million, partially offset by favorable selling price and product mix of approximately $52.7 million. Volume, as measured by metal pounds sold, decreased by 33.2 million pounds, or 22%, for the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. The decrease in volume sold was primarily attributable to exiting of certain businesses as a result of the Company's restructuring program initiated in July 2014 and lower demand for low voltage construction and industrial businesses for the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014.

Metal-adjusted net sales in the Latin America segment decreased $208.4 million, or 27%. The decrease in metal adjusted net sales is primarily due to unfavorable foreign currency exchange rate changes of $189.4 million on the translation of reported revenues due to the weakening of certain currencies in Latin America relative to the U.S. dollar and decreased volume of $92.4 million, partially offset by favorable selling price and product mix of approximately $73.4 million. Volume, as measured by metal pounds sold, decreased by 48.8 million pounds, or 21%, in the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. The decrease in volume sold is primarily attributable to economic and political instability in Venezuela, decreased Chilean copper rod sales within the region and decreased Brazil aerial transmission projects in the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014.

Metal-adjusted net sales in the Africa/Asia Pacific segment decreased $59.4 million, or 24%. The decrease in sales on a metal adjusted basis reflects unfavorable foreign currency exchange rate changes of $44.3 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar and decreased volume of $20.6 million partially offset by favorable selling price and product mix of approximately $5.5 million. Volume, as measured by metal pounds sold, decreased by 10.9 million pounds, or 19%, in the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. The decrease in volume sold is primarily attributable to the weak economic conditions in Africa.
Cost of Sales
Cost of sales decreased $795.7 million to $2,956.8 million in the nine months ended October 2, 2015 from $3,752.5 million in the nine months ended September 26, 2014. The percentage decrease in cost of sales, 21.2%, is greater than the percentage decrease in sales, 17.3%, for the nine months ended October 2, 2015 primarily due to to costs incurred as part of the global restructuring plan of $121.4 million and a long-lived asset impairment charge related to the Brazil rod mill of $13.1 million recognized in the nine months ended September 26, 2014 as well as the favorable impact of achieving significant project milestones during the final installation stages in one of the Company's subsea power contracts partially offset by costs incurred as part of the global restructuring plan of $13.8 million recognized in the nine months ended October 2, 2015. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost.
Gross Profit
Gross profit increased $102.9 million, or 40.8% for the nine months ended October 2, 2015 as compared to the nine months ended September 26, 2014. Gross profit as a percentage of sales was 11% and 6% for the nine months ended October 2, 2015 and September 26, 2014, respectively. The increase in gross profit margin is primarily due to costs incurred as part of the global restructuring plan of $121.4 million and a long-lived asset impairment charge related to the Brazil rod mill of $13.1 million recognized in the nine months ended September 26, 2014 as well as the favorable impact of achieving significant project milestones during the final installation stages in one of the Company's subsea power contracts and the benefit of global restructuring initiatives in the nine months ended October 2, 2015. The increase in gross profit margin was partially offset by costs incurred as part of the global restructuring plan of $13.8 million recognized in the nine months ended October 2, 2015.
Selling, General and Administrative Expense
SG&A remained relatively consistent decreasing $0.2 million, or 0% for the nine months ended October 2, 2015 as compared to the nine months ended September 26, 2014 primarily due to restructuring savings, a favorable impact of $28.7 million related to foreign currency exchange rate changes, and costs incurred as part of the global restructuring plan of $6.1 million in the nine months ended September 26, 2014. The decrease is partially offset by costs incurred as part of the global restructuring plan of $24.5 million recognized in the nine months ended October 2, 2015 and by a one-time charge of $12.0 million related to the deconsolidation of the Company's Venezuelan subsidiary recognized in the nine months ended October 2, 2015. SG&A as a percentage of metal-adjusted net sales was approximately 9% and 8% for the nine months ended October 2, 2015 and September 26, 2014, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Nine Fiscal Months Ended
	October 2, 2015		September 26, 2014
	Amount	%	Amount	%
North America	$78.4	138%	$98.5	(46)%
Europe	7.9	14%	(103.5)	48%
Latin America	(19.6)	(34)%	(203.5)	94%
Africa/Asia Pacific	(9.7)	(18)%	(7.7)	4%
Total operating income (loss)	$57.0	100%	$(216.2)	100%
The decrease in operating income for the North America segment of $20.1 million was primarily due to the negative impact of selling of higher average cost inventory into a lower price environment on copper and aluminum based products in the current quarter and employee separation and other costs of $9.9 million related to the global restructuring plan. The decrease was partially offset by the benefit of restructuring initiatives in the nine months ended October 2, 2015 and $8.4 million in costs related to the permanent closure of two electric utility plants and charges related to the implementation of a productivity and cost savings plan in North America in the nine months ended September 26, 2014.

The increase in operating income for the Europe segment of $111.4 million was primarily attributable to decreased costs incurred as part of the global restructuring plan for the nine months ended October 2, 2015 of $21.5 million, as compared to the costs recognized in the nine months ended September 26, 2014 of $105.7 million. In addition, the increase in operating income in Europe was due to the continued strong execution of the submarine turnkey project business, including the favorable impact of achieving significant project milestones during the final installation stages in one of the Company's subsea power contracts and the benefit of restructuring initiatives in the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. The increase in operating income is partially offset by a one-time charge related to the deconsolidation of the Company's Venezuelan subsidiary in the nine months ended October 2, 2015.

The increase in operating income for the Latin America segment of $183.9 million was primarily attributable to the recognition of a goodwill and other indefinite-lived trade name impairment of $152.0 million in nine months ended September 26, 2014, decreased costs incurred as part of the global restructuring plan for the nine months ended October 2, 2015 of $6.9 million, as compared to the costs recognized in nine months ended September 26, 2014 of $21.5 million and a long-lived asset impairment charge related to the Brazil rod mill of $13.1 million recognized in the nine months ended September 26, 2014.

The decrease in operating income for the Africa/Asia Pacific segment of $2.0 million was primarily attributable to weak economic conditions in Africa partially offset by the recognition of a goodwill and other indefinite-lived trade name impairment of $14.4 million recognized in the nine months ended September 26, 2014.

Other Income (Expense)

Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the nine months ended October 2, 2015 and September 26, 2014, the Company recorded other expense of $58.6 million and $110.6 million, respectively. For the nine months ended October 2, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.9 million, $32.9 million related to other foreign currency transaction losses and $2.9 million related to losses on derivative instruments that were not designated as cash flow hedges. For the nine months ended September 26, 2014, other expense was primarily attributable to $83.1 million related to a Venezuela currency devaluation, $3.4 million related to losses on derivative instruments that were not designated as cash flow hedges and other expense of $20.6 million related to foreign currency transaction losses, of which $11.6 million was related to the remeasurement of the local balance sheet in Venezuela as the SICAD I rate depreciated from the first quarter of 2014.
Refer to Note 1 - Basis of Presentation and Principles of Consolidation for recent developments regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $70.8 million for the nine months ended October 2, 2015 from $81.5 million for the nine months ended September 26, 2014 primarily attributable to reductions in working capital in Latin America and applying divestiture sale proceeds to reduce net debt in the nine months ended October 2, 2015 as well as the incremental interest expense on the Company's Senior Floating Rate Notes recognized in the nine months ended September 26, 2014.
Tax Provision
The Company’s effective tax rate for the nine months ended October 2, 2015 and September 26, 2014 was (0.6%) and 5.2%, respectively. The low effective tax rate on the Company’s pre-tax losses for the nine months ended October 2, 2015 were primarily due to the following:

•	No tax benefits being available for the $22.9 million Venezuelan currency devaluation loss and foreign currency loss in Venezuela,

•	No tax benefit being recognized on $71.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and

•	No tax benefit being recognized on the $12.0 million Venezuelan deconsolidation charge.

These factors were partially offset by the following:

•	$5.0 million of tax benefits associated with the net release of uncertain tax position reserves,

•	$4.3 million of tax benefits associated with valuation allowance releases, and

•	$11.5 million of tax benefits associated with the exiting of the business in India.

The low effective tax rate on the Company’s pre-tax losses for the nine months ended September 26, 2014 were primarily due to the following:

•	No tax benefits being available for the $83.1 million Venezuelan currency devaluation loss,

•	A relatively small tax benefit of $13.9 million was recorded on $166.4 million of pre-tax charges related to asset impairments, and

•	No tax benefit being recognized on $138.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.

These factors were partially offset by $12.7 million of tax benefits associated with the net release of uncertain tax position reserves.
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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At October 2, 2015, current assets exceeded current liabilities by $881.7 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $499.6 million of excess availability from continuing operations under its various credit facilities around the world. On March 31, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility.
The Company's North American and principal European operations generally borrow and repay under its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. At October 2, 2015, the arrangements had a maximum availability limit of the equivalent of approximately $213.0 million, of which approximately $160.4 million was utilized. The Company's Latin America and Africa/Asia Pacific operations utilize various short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of October 2, 2015 and December 31, 2014, approximately 95% and 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries, respectively. If these funds are needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes and the recognition of U.S. taxable income. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Company's Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of our North American and European operations.

Summary of Cash Flows

Operating cash inflow from continuing operations of $102.0 million for the nine months ended October 2, 2015 reflects a net working capital source of $24.4 million as compared to a net working capital use of $139.8 million in the nine months ended September 26, 2014. The favorable change in operating cash flows in the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014 is primarily due to a decrease in inventory of $2.4 million in the nine months ended October 2, 2015 compared to an increase of $50.7 million in the nine months ended September 26, 2014, due to a focus on aggressive inventory reductions targeted by management beginning in the latter portion of 2014 and maintained in 2015 and lower copper costs at October 2, 2015 compared to September 26, 2014. In addition, there was a smaller increase in receivables, $3.7 million, in the nine months ended October 2, 2015 compared to the increase in the nine months ended September 26, 2014, $95.2 million, due to a focus on aggressive accounts receivable collections and a decrease of volume sold and lower metal prices in the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. The operating cash inflow from continuing operations of $102.0 million for the nine months ended October 2, 2015 reflects a source of $77.6 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, a Venezuela deconsolidation charge, non-cash asset impairment charges, convertible debt instruments non-cash interest charges, gains on disposal of subsidiaries and losses on disposal of property.

The cash outflow used from investing activities from continuing operations was $48.3 million in the nine fiscal months ended October 2, 2015, primarily reflecting $43.2 million of capital expenditures and $8.2 million reduction of cash related to the deconsolidation of Venezuela operations. The Company anticipates capital spending to be approximately $45 million to $50 million in 2015.

Financing activities from continuing operations resulted in $202.9 million of cash outflows and $104.7 million of cash inflows in the nine months ended October 2, 2015 and the nine months ended September 26, 2014, respectively. The Company decreased net borrowings on the Revolving Credit Facility due to reductions in working capital and the use of cash proceeds generated from the sale of the Company’s subsidiaries related to the divestiture plan. In the nine months ended October 2, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility. During the nine months ended October 2, 2015 and September 26, 2014, the Company paid dividends in total of approximately $26.5 million and $26.6 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.

Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,092.7 million as of October 2, 2015 and the Company maintained approximately $499.6 million of excess availability under its various credit facilities around the world as well as approximately $52.6 million available under foreign accounts payable confirming arrangements with financial institutions. The Company utilizes short and long-term debt to address working capital needs, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized $0.9 million in 2015, $1.7 million in 2014 and $4.9 million in 2013 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. The fixed charge coverage ratio was 1.38 to 1.00 at October 2, 2015.
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
As of October 2, 2015 and December 31, 2014, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2014 were underfunded by $155.3 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended October 2, 2015 was $13.8 million and cash contributions were approximately $9.0 million.

The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At October 2, 2015, maturities of long-term debt during the twelve month periods beginning October 2, 2015 through October 2, 2020 and thereafter are $139.9 million, $3.9 million, $165.9 million, $0.8 million and $0.8 million, respectively, and $781.4 million thereafter.

Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At October 2, 2015, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning October 2, 2015 through October 2, 2020 and thereafter are $30.3 million, $25.4 million, $9.8 million, $6.9 million and $5.2 million, respectively, and $4.9 million thereafter.

As of October 2, 2015, the Company had $48.9 million in letters of credit, $172.3 million in various performance bonds and $161.1 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $1.8 million and $0.9 million for the nine months ended October 2, 2015 and September 26, 2014, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $3.8 million and $4.5 million at October 2, 2015, and at December 31, 2014, respectively, for all environmental liabilities. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2014 Annual Report on Form 10-K. In the nine months ended October 2, 2015, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill, intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Note 2 - Accounting Standards, in Item 1 - Condensed Consolidated Financial Statements of this report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.

Venezuela Operations
Third quarter 2015 deconsolidation
Effective October 2, 2015, the Company deconsolidated its local Venezuelan operations from its Condensed Consolidated Financial Statements. The copper plant has been idle since February 2015, and the aluminum plant is producing at extremely low levels. The Company expects its current operations in Venezuela will continue for the foreseeable future; however, the Company has concluded it has lost the power to control the significant activities of the business. The Company continues to work proactively with the Venezuelan official agencies to ensure the Company fully understands and remains compliant with the Venezuelan policies.
There are a number of currency and other governmental restrictions on Venezuelan operations in Venezuela, which have evolved over time and may continue to evolve in the future. The government's intervention restricted product development, maintenance, purchasing, production scheduling, financing and capital structure decisions, product pricing and labor relations matters, all of which have resulted in a lack of control over the Company's operations in Venezuela. These evolving conditions have resulted in an other-than-temporary lack of exchange ability between the Venezuelan bolivar and U.S. dollar and have restricted the Company's Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.

For accounting purposes, the Company's Venezuelan subsidiary operates under foreign exchange restrictions, controls, and other governmentally imposed uncertainties so severe that the Company lacks control of the Venezuelan subsidiary. Therefore, in accordance with the ASC 810 - Consolidation, effective October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in its Venezuelan subsidiary using the cost method of accounting. This change, which the Company made effective October 2, 2015, resulted in a third quarter one-time charge of $12.0 million. In future periods, the Company's financial results will only include U.S dollar payments received from its Venezuelan subsidiary. Accordingly, the Company will no longer include the results of its Venezuelan operations in future reporting periods (see Note 1 to the Condensed Consolidated Financial Statements).
The Company's sales in Venezuela were less than 1% and 2% of consolidated net sales for the three fiscal months ended October 2, 2015 and September 26, 2014, respectively. The Company's sales in Venezuela were less than 1% and 3% of consolidated net sales for the nine fiscal months ended October 2, 2015 and September 26, 2014, respectively. Operating income in Venezuela was 5% of consolidated operating income for the three fiscal months ended October 2, 2015 and operating income in Venezuela was 1% of consolidated operating loss for the three fiscal months ended September 26, 2014. Operating loss in Venezuela was 6% of consolidated operating income for the nine fiscal months ended October 2, 2015 and 22% of consolidated operating loss for the nine fiscal months ended September 26, 2014.
At December 31, 2014, the Company’s total assets in Venezuela were approximately $43 million and total liabilities were approximately $51 million. At December 31, 2014, total assets included BsF denominated monetary assets of approximately $37 million, which consisted primarily of approximately $31 million of cash, and approximately $2 million of accounts receivable. At December 31, 2014, total liabilities included BsF denominated monetary liabilities of approximately $7 million, which consisted primarily of accounts payable and other current and non-current accruals.
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, prior to deconsolidation, the U.S. dollar had been the functional currency for the Company's subsidiary in Venezuela. A number of changes have been initiated in the Venezuelan exchange rate system, including changes that resulted in devaluations to their currency.

First quarter 2014 devaluation
On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar was to be applied to priority sectors, while other sectors of the economy were eligible to apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly SICAD 1 currency auctions to a wider range of transactions. During January 2014, the Venezuelan government also announced the replacement of CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (CENCOEX). Effective in the first quarter of 2014, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SICAD 1 rate since that is the rate the Company believed would have been applicable for future dividend remittances. In applying the March 28, 2014 SICAD 1 exchange rate of 10.8 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $83.1 million which was included in Other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Fourth quarter 2014 devaluation
In 2014, the Venezuelan government announced plans for the currency exchange mechanism (“SICAD 2”) which allowed authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale or acquisitions of foreign currency. The SICAD 2 rate was intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. Effective at December 31, 2014, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SICAD 2 rate since that is the rate the Company believed would have been applicable for future dividend remittances. In applying the December 31, 2014 SICAD 2 exchange rate of approximately 50 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $90.2 million which was included in Other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

First quarter 2015 devaluation
A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading on February 12, 2015, replacing the previous SICAD 2 mechanism. Effective in the first quarter of 2015, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SIMADI rate since that is the rate the Company believed would have been applicable for future dividend remittances. In applying the SIMADI exchange rate of 192.7125 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded other expense of $22.5 million which was included in Other income (expense) within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, General Cable enters into interest rate, commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. General Cable does not purchase or sell derivative instruments for trading purposes. General Cable does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require a deposit to secure the derivative contract position. As of October 2, 2015 and December 31, 2014, there were no contracts held by the Company that required collateral to secure the Company's derivative positions.

As of October 2, 2015 and December 31, 2014, there were no derivatives that were designated as cash flow hedges.

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

In connection with the preparation of this Quarterly Report on Form 10-Q an evaluation was performed, as of October 2, 2015, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of October 2, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended October 2, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended October 2, 2015 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2014 Annual Report on Form 10-K, except as discussed in Note 18 - Commitments and Contingencies.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the Company during the quarter ended October 2, 2015:

Period	Total number of shares purchased (1), (2)	Average price paid per share
July 4, 2015 through July 31, 2015	347	$19.49
August 1, 2015 through August 28, 2015	10,267	$15.06
August 29, 2015 through October 2, 2015	9,032	$17.65
Total	19,646	$16.33

(1) Includes 8,127 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $18.26 during the three months ended October 2, 2015.

(2) Includes 11,519 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan in the three months ended October 2, 2015. A Rabbi Trust (“Trust”) has been established in connection with the Deferred Compensation Plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

ITEM 5. OTHER INFORMATION
On and effective as of November 6, 2015, our Board of Directors approved the addition of a new Article XV to General Cable Corporation’s Amended and Restated Bylaws which provides that unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for certain specified actions or proceedings against us or our directors, officers or employees shall be the Court of Chancery in the State of Delaware or another state court located within the State of Delaware if the Court of Chancery lacks jurisdiction over such action or proceeding (or, if no state court located within the State of Delaware has jurisdiction, then the exclusive forum shall be the federal district court for the District of Delaware).
The foregoing summary of the amendment to our Amended and Restated Bylaws is subject to, and qualified in its entirety by, the full text of our Amended and Restated Bylaws, as so amended, a copy of which is attached to this quarterly report as Exhibit 3.2 and incorporated herein by reference.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	November 9, 2015	By:	/s/ BRIAN J. ROBINSON
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