Form 10-K
period 2015-12-31
GENERAL CABLE CORP /DE/
filed 2016-02-29
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $959.7 million at July 3, 2015 (based upon non-affiliate holdings of 48,541,877 shares and a market price of $19.77 per share).
As of February 18, 2016 there were 49,090,284 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2015 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

ITEM 1.	BUSINESS
General Cable Corporation ("the Company") is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company's guiding principles are as follows:

•
Focusing on implementing the Company's new strategy to deliver increased operating income margins and returns from the Company's core strategic operations in North America, Latin America and Europe by leveraging economies of scale and capitalizing on the Company's leading positions across key markets where the Company has built long-standing customer relationships, efficient supply chains and a wide range of product offerings;

•	Simplifying the geographic portfolio and reducing operational complexity by continuing on a strategy to exit its operations in Africa and Asia Pacific;

•	Aligning organization structure to capitalize on the Company's leading market positions to benefit from key end markets, such as electric utility and communications;

•	Strengthening and expanding customer relationships by providing high quality product lines and customer service;

•
Continuing to increase cash flow through operational excellence by leveraging the Company's operating systems, logistical expertise, Lean Six Sigma manufacturing tools and techniques to improve the Company's cost position to increase margins as well as delivering improved returns through restructuring initiatives;

•	Managing the Company's product portfolio by pursuing market share in faster growing and value added product lines;

•	Enhancing organization capabilities by leveraging the Company's diversity and intellectual property through the sharing of best practices across the organization; and

•	Cultivating a high performance culture with focus on operational execution, compliance, sustainability, safety, and innovation.
By operating under these guiding principles, the Company has been able to build a strong market position in the areas in which it competes. The Company considers its key performance indicators to be volume, as measured in metal pounds sold, operating income, net income, adjusted operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA"), earnings per share, operating cash flows, the cash conversion cycle, returns on capital employed and invested capital and working capital efficiency.
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
Business Segments
The Company's operating structure is the basis for its financial reporting. The Company's four geographic operating and reportable segments are North America, Europe, Latin America, and Africa/Asia Pacific. Additional financial information regarding the segments appears in Note 18 - Segment Information.
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries, as well as manufacture and distribution of rod mill wire and cable products primarily in the United States and Canada. The North America segment contributed approximately 54%, 47% and 48% of the Company’s consolidated revenues for 2015, 2014 and 2013, respectively.
The North America segment primarily consists of 22 manufacturing facilities across the region. In 2015, the Company has continued to execute its restructuring programs in North America, completing restructuring activities at one manufacturing facility in the automotive business and announcing the permanent closure of two manufacturing facilities.

Additionally, the North America segment has regional centers of excellence and state-of-the-art laboratories for technical expertise and innovation in material technology and compounding, electrical testing, data cables, and specialty and military cables.
Europe
The Europe segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets principally for use in the electric utility, electrical infrastructure, construction, and communications industries with operations in France, Germany, Norway, Portugal and Spain, and sells into markets throughout Europe, the Mediterranean and Africa. Additionally, the Europe segment engages in the design, integration, and installation on a turn-key basis of products such as high and extra-high voltage terrestrial and submarine systems around the world. The Europe segment contributed approximately 23%, 25% and 25% of the Company’s consolidated revenues for 2015, 2014, and 2013, respectively.
The Europe segment primarily consists of 6 manufacturing facilities across the region. In 2015, the Company has continued to execute its restructuring programs in Europe, completing the sale of one manufacturing facility in Spain and reducing capacity in two other manufacturing facilities in Spain. Additionally, the Europe segment has regional centers of excellence and state-of-the-art laboratories for high and extra-high voltage power cables and systems, submarine power and communications systems, and halogen-free flame retardant technology and compounding.
Latin America
The Latin America segment engages in the development, design, manufacture, marketing and distribution of copper and aluminum wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The Latin America manufacturing operations are located in Brazil, Chile, Colombia, Costa Rica, Honduras and Mexico. The Latin America segment contributed approximately 17%, 21% and 21% of the Company’s consolidated revenues in 2015, 2014 and 2013, respectively.
The Latin America segment serves developing countries and customers in sectors that are expected to offer better growth opportunity over time than the developed world. The rod mill wire and cable operations provide a competitive advantage in these markets.
The Latin America segment primarily consists of 7 manufacturing facilities across the region. In 2015, the Company has continued to execute its restructuring programs in Latin America announcing the consolidation of the Company's Brazil manufacturing facilities and the permanent closure of one manufacturing facility in Central America. Additionally, in 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in the Venezuelan subsidiary using the cost method of accounting.
Additionally, the Latin America segment has regional centers of excellence and state-of-the-art laboratories for rod fabrication and drawing.
Africa/Asia Pacific
The Africa/Asia Pacific segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The Africa/Asia Pacific operations and equity investments are located in Algeria, Angola, Australia, China, Egypt, New Zealand, Pakistan, South Africa, and Zambia. The Africa/Asia Pacific segment contributed approximately 6%, 7% and 6% of the Company’s consolidated revenues in 2015, 2014 and 2013, respectively.
The Africa/Asia Pacific segment primarily consists of 7 manufacturing facilities across the region. In October 2014, the Company announced the intent to divest all of its operations in Asia Pacific and Africa in order to simplify its geographic portfolio and reduce operational complexity. As part of this plan, the Company completed the sale of its Phelps Dodge International Thailand ("Thailand") operations in the third quarter of 2015, the sale of its 51% interest in Dominion Wire and Cables ("Fiji") and its 20% interest in Keystone Electric Wire and Cable ("Keystone") in the first quarter of 2015, and the sale of its 60% interest in Phelps Dodge International Philippines, Inc. ("PDP") and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) in the fourth quarter of 2014.
As of December 31, 2015, the Company determined the disposals of the Thailand, Fiji, Keystone, PDP and PDEP businesses combined with the businesses held for sale (the remaining Asia Pacific Operations) result in the Company’s disposal of a major geographical area, Asia Pacific. This disposal is considered a strategic shift that has and will have a major effect on the Company's operations and financial results; therefore, the results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented.

As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. The financial results of the Company's Africa businesses are presented as continuing operations in the Consolidated Financial Statements for all periods presented.
The Company plans to continue operations until each remaining unit is divested. See Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations for additional details.
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
Industry and Market Overview
The Company produces and sells to a variety of end markets including markets for electric utility, electrical infrastructure, communications, construction and rod mill products. The underlying growth drivers in each of these end markets are similar and dependent on healthy GDP rates and construction cycles. Additionally, the global electric utility industry is dependent on a variety of factors including electricity consumption and grid integration, housing and construction, including the urbanization of emerging economies, governmental energy and tax policy, the investment policies of electric utilities, as well as renewable energy initiatives primarily related to wind and solar power. The market for electrical infrastructure cable products has many sub-sectors and niches and is heavily influenced by the level of industrial construction spending, the level of capital equipment investment and transit, marine, and mining activity as well as renewable energy initiatives primarily related to terrestrial and offshore drilling. The market for communications products is primarily influenced by residential and non-residential construction and fiber-to-the-home initiatives as well as the level of broadband investments. The market demand for construction products is heavily influenced by the level of residential and non-residential construction spending. Rod mill product demand is principally driven by fundamental demand stemming from economic growth and development.
Customers
The Company has a regionally coordinated global direct sales force and in certain of its businesses operates under supply agreements of varying lengths. These agreements generally do not require a minimum level of sales and customers are not contractually obligated to buy the Company's products exclusively; however, these agreements generally provide adjustments to selling prices to reflect fluctuations in the cost of raw materials and typically have one to four year terms. The primary agreements are strategic alliances with a number of major utility customers around the world. The Company sells direct to utilities, independent distributors, retailers, contractors, and OEMs.
Raw Materials
The principal raw materials used by the Company in the manufacturing of its wire and cable products are copper and aluminum. The Company's products are material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product costs for the year ended December 31, 2015. The average selling price per quarter for the last three years is:

Average daily selling price: ($ per pound)	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Copper Cathode
2015	$2.66	$2.77	$2.40	$2.20	$2.51
2014	3.24	3.10	3.16	2.98	3.12
2013	3.60	3.25	3.23	3.28	3.34
Aluminum
2015	1.04	0.92	0.80	0.76	0.88
2014	0.97	1.00	1.11	1.12	1.05
2013	1.02	0.95	0.92	0.91	0.95
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2015, if there were a 10% increase in copper and aluminum costs, then our cost of sales would have increased approximately $170 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.

The Company purchases copper and aluminum from various global sources, generally through annual supply agreements. These agreements do not contractually obligate the Company to purchase products exclusively, or to purchase minimum quantities, do not contain 'take or pay' provisions, or require the Company to purchase products for a significant period of time. Copper and aluminum raw material supply is available from many sources and supply is generally expected to remain adequate for the Company's requirements, however, unanticipated problems with the Company's copper or aluminum rod suppliers could negatively affect the Company's business. In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2015, the Company's largest supplier of copper rod in the region accounted for approximately 75% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 50% of its North American aluminum purchases. In Latin America, the Company has centralized the purchasing of its copper to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2015, the Company's largest supplier of copper rod in the region accounted for approximately 60% of its Latin American copper purchases. The Company's European and Africa and Asia Pacific operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased or internally produce copper and aluminum rod for production needs.
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
Advertising Expense
Advertising expense consists of expenses to promote the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $10.2 million, $13.6 million and $12.8 million in 2015, 2014 and 2013, respectively.

Environmental Matters
The Company is subject to a variety of federal, state, local and foreign laws and regulations covering the storage, handling, emission and discharge of materials into the environment, including the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), the Clean Water Act, the Clean Air Act (including the 1990 amendments) and the Resource Conservation and Recovery Act. While it is difficult to estimate future environmental liabilities accurately, the Company does not currently anticipate any material adverse effect on its consolidated results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs of the sites as discussed in Note 19 - Commitments and Contingencies.
Employees
At December 31, 2015, General Cable employed approximately 12,000 employees worldwide. Approximately 20% of our employees were covered by collective bargaining agreements, of which 25% are subject to agreements that expire within one year from December 31, 2015. The Company believes it will successfully renegotiate these contracts as they come due. Generally, labor agreements are negotiated on an annual or bi-annual basis. The Company believes that its relations with its employees are generally good.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2015 Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report on Form 10-K") including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control.
These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) impairment charges with respect to our long-lived assets; (4) our ability to execute our plan to exit all of our Asia Pacific and African operations; (5) our ability to achieve all of our anticipated cost savings associated with our previously announced global restructuring plan; (6) our ability to invest in product development, to improve the design and performance of our products; (7) economic, political and other risks of maintaining facilities and selling products in foreign countries; (8) domestic and local country price competition; (9) our ability to successfully integrate and identify acquisitions; (10) the impact of technology; (11) our ability to maintain relationships with our distributors and retailers; (12) the changes in tax rates and exposure to new tax laws; (13) our ability to adapt to current and changing industry standards; (14) our ability to execute large customer contracts; (15) our ability to maintain relationships with key suppliers; (16) the impact of fluctuations in foreign currency rates; (17) compliance with foreign and U.S. laws and regulations, including the Foreign Corrupt Practices Act; (18) our ability to negotiate extensions of labor agreements; (19) our ability to continue our uncommitted accounts payable confirming arrangements; (20) our exposure to counterparty risk in our hedging arrangements; (21) our ability to achieve target returns on investments in our defined benefit plans; (22) possible future environmental liabilities and asbestos litigation; (23) our ability to attract and retain key employees; (24) our ability to make payments on our indebtedness; (25) our ability to comply with covenants in our existing or future financing agreements; (26) lowering of one or more of our debt ratings; (27) our ability to maintain adequate liquidity; (28) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (29) the trading price of our common stock; and (30) and other material factors described in Item 1A - Risk Factors and elsewhere in this 2015 Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").
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
The information on the website listed above is not and should not be considered part of this 2015 Annual Report on Form 10-K and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable as of February 18, 2016.

Name	Age	Position
Michael T. McDonnell	58	President and Chief Executive Officer
Brian J. Robinson	47	Executive Vice President and Chief Financial Officer
Gregory J. Lampert	48	Executive Vice President, President and Chief Executive Officer, General Cable, The Americas
Robert D. Kenny	50	Executive Vice President, President and Chief Executive Officer, General Cable Europe and Africa
Kurt L. Drake	42	Senior Vice President and Chief Compliance Officer
Emerson C. Moser	39	Senior Vice President, General Counsel and Corporate Secretary
Mr. McDonnell has been President and Chief Executive Officer of General Cable Corporation since July 2015. He is also a member of the Board of Directors. He has more than 25 years of experience in management and executive roles. Most recently, Mr. McDonnell was Chairman, President and Chief Executive Officer of TPC Group. Prior to joining TPC Group, Mr. McDonnell served as President and Chief Executive Officer of Pregis Corporation. From 2002 to 2006, Mr. McDonnell was Group Vice President, Environmental Technologies of Engelhard Corporation; and from 1998 to 2002, he was Vice President of a chemicals division for Cytec Industries, Inc. Early in his career, he held management roles with increasing levels of responsibility at Henkel Corporation and DuPont.
Mr. Robinson has served as Executive Vice President and Chief Financial Officer since January 1, 2008 and also serves as Treasurer. Prior to his current position, he served as Senior Vice President, Chief Financial Officer and Treasurer from January 2007 to December 2007, Senior Vice President, Controller and Treasurer from March 2006 to December 2006, Controller from 2000 to February 2006 and Assistant Controller from 1999 to 2000. From 1997 until 1999, Mr. Robinson served as an Audit Manager focused on accounting services for global companies for Deloitte & Touche LLP, and from 1991 to 1997, he served in roles of increasing responsibility with the Deloitte & Touche LLP office in Cincinnati, Ohio.
Mr. Lampert has served as Executive Vice President, President and Chief Executive Officer for General Cable Americas since January 2013. Prior to his current position, Mr. Lampert served as Executive Vice President, President and Chief Executive Officer for General Cable North America from August 2008 until January 2013, Executive Vice President and Group President, North America Electrical and Communications Infrastructure from October 2007 to August 2008, Senior Vice President and General Manager - Data Communications and Carol Brand Products from August 2005 until September 2007, and Vice President and General Manager - Carol Brand Products from January 2004 until July 2005. He joined General Cable in 1998 and served in a number of capacities during his tenure including product management, sales and business team leadership. Prior to joining General Cable, he held engineering and management positions with Dow Chemical Company and Cintas Corporation. He is a member of the Board of Directors of Xtek, Inc, a manufacturer of specialty goods for the steel and aluminum industries, and Kimball Electronics, Inc., a contract manufacturer of durable goods electronics.
Mr. Kenny has served as Executive Vice President, President and Chief Executive Officer, Europe and Africa since August 2014. Prior to his current position, Mr. Kenny served as Senior Vice President, Global Communications, and General Manager of North American Communications from August 2013 to August 2014, Vice President and General Manager of Communications and Electronics Products from May 2011 to August 2013, and Vice President and General Manager of Data Communications Cables from June 2007 to May 2011. In addition, Mr. Kenny also assumed additional responsibility for leadership of our Telecommunications Team in October 2009. He joined General Cable in 2007 and served in a number of capacities during his tenure including project management and business team leadership. Prior to joining General Cable, he held several senior level management positions in technology, marketing and general management with Belden, ADC/Krone, and DuPont’s Cabling Solutions Division.
Mr. Drake has been Senior Vice President and Chief Compliance Officer since January 2015. Prior to joining General Cable, he was Chief Compliance Officer with PPG Industries and Mubadala, a United Arab Emirates-based global infrastructure company. Previously, Mr. Drake held various roles of increasing responsibility in finance and operations at General Electric (GE), finally serving as Chief Compliance Officer for GE Aviation in Cincinnati, Ohio.
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
Certain statements in the 2015 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

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

•
We have recently recorded impairment charges with respect to certain of our long-lived assets as a result of our restructuring programs and market and industry conditions, and we could recognize additional impairment charges for our long-lived assets in the future.

As of December 31, 2015, property, plant and equipment, goodwill and other intangible assets account for approximately $582.3 million, or 25% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets.
In the year ended December 31, 2015, the Company recognized an impairment charge upon deconsolidation of $12.0 million related to the Company's investment in Venezuela.
In 2015, the Company recognized asset-related charges of $17.7 million related to the Company's restructuring programs and $30.7 million related to the Company's Algerian operations.
Future impairment charges as a result of our restructuring and divestiture programs or otherwise could significantly affect our results of operations in the period recognized.

•	We may not be able to execute our plan to exit all of our Asia Pacific and African operations.
In October 2014, we announced our plan to exit all of our Asia Pacific and African operations as described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Our goal is to simplify our global portfolio and reduce operational complexity by focusing on core strategic operations in North America, Latin America and Europe. We may not be able to offset the dilutive impacts from the loss of revenue or operating profit associated with divested manufacturing units. In addition, we may not be able to obtain favorable selling prices of the Asia Pacific and African manufacturing units. Our plan to exit all of the Asia Pacific and African manufacturing units will take time and will involve costs and management effort to market and negotiate the sale of each of the remaining manufacturing units as well as negotiate employee separation packages, consolidate operations of certain of our facilities and make investments necessary to operate our business with a smaller number of facilities. We may not be successful in these efforts. Our failure to achieve favorable selling prices could have a material adverse effect on our results of operations and liquidity in future periods.

•	We may not be able to achieve all of our anticipated cost savings associated with our global restructuring plans.
In the fourth quarter of 2015, the Company committed to a new a strategic roadmap targeting growth and improvement in market positions, improvement to its overall cost position, enhancement of organizational capabilities, alignment of its organization structure and cultivation of a high-performance culture. Although we have identified key initiatives, the program will take time and management effort to execute and implement changes. These efforts will be launched in a phased approach and are expected to continue for several years. In July 2014, we announced a comprehensive restructuring program. As of December 31, 2015 the program is substantially complete. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce selling, general and administrative ("SG&A") expenses globally. These restructuring programs are expected to create ongoing annual savings. We may not achieve the full amount of expected cost savings, or it may take us longer to achieve them than we currently anticipate. In addition, other unexpected costs could offset any savings we achieve. Our failure to achieve our anticipated annual cost savings could have a material adverse effect on our results of operations in future periods.

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
We believe the design and performance of products will improve and new products will be introduced with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development, productivity improvements and customer service and support in order to compete in our markets. Furthermore, an increase in imports of competing products could adversely affect our sales on a region by region basis.

•	Our business is subject to the economic, political and other risks of maintaining facilities and selling products in foreign countries.
During the year ended December 31, 2015, approximately 46% of our sales and approximately 60% of our assets were in markets outside of North America. Our operations outside of North America reported operating cash outflows from continuing operations of approximately $49.1 million during this period. Some of our facilities, in particular, certain locations such as Algeria, Angola, Egypt, India, and Pakistan, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, natural disasters, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we may continue to expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

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
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. The wire and cable industry growth has been partially driven by energy related legislation, including alternative and renewable energy sources, investment incentives for utilities and government infrastructure spending. We cannot predict the impact, positive or negative, of legislative efforts or changes in laws or industry standards on our future financial results, cash flows or financial position.

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
Interruptions of supplies from our key suppliers, including those from catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase or maintain production and sales. Most copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 75% of our North American purchases in 2015, while our largest supplier of aluminum rod accounted for approximately 50% of our North American purchases in 2015. Our largest supplier of copper rod accounted for approximately 60% of our Latin American purchases in 2015. Our European and Africa and Asia Pacific operations purchase copper and aluminum rod from many suppliers with each supplier generally providing a small percentage of the total copper and aluminum rod purchased. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of materials or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	We source and sell products globally and are exposed to fluctuations in foreign currency exchange rates.
We manufacture and sell products and finance operations throughout the world and are exposed to the impact of foreign currency fluctuations on our results of operations. Also, our consolidated financial results are presented in U.S. dollars; therefore, a change in the value of currencies may adversely impact our financial statements after currency remeasurements and translation to U.S. dollars. In addition, devaluations of currencies could negatively affect the value of our earnings from, and the assets located in those markets.

•
If we fail to comply with the reporting obligations of the Exchange Act or if we fail to maintain adequate internal control over financial reporting, our business, the market value of our securities and our access to capital markets could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Securities Exchange Act of 1934, as amended, referred to as the “Exchange Act,” including the requirement that we file annual reports and quarterly reports with the SEC. Our failure to file required information in a timely manner could subject us to penalties under federal securities laws, expose us to additional lawsuits, create a default under our existing debt instruments and facilities, and restrict our ability to access financing. In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Management had identified control deficiencies that constituted material weaknesses as of the year ended December 31, 2013. These material weaknesses resulted in accounting errors that caused us to issue, in March 2013, restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and interim periods ended on March 30, 2012 and June 29, 2012, and, to issue, in January 2014, restated consolidated financial statements as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and 2012 and the interim period ended on March 29, 2013.

We conducted internal investigations and have been subject to litigation principally relating to the matters resulting in the restatements described above; refer to Note 19 - Commitments and Contingencies.
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

Various laws and regulations associated with our current international operations are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. These laws and regulations include import and export requirements, anti-competition regulations, U.S. laws such as the FCPA, and local laws prohibiting payments to governmental officials and other corrupt practices. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our wire and cable products in one or more countries, and could also materially damage our reputation, brand, international expansion efforts, business and operating results.
As previously disclosed, we have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with, and certain other transactions involving, our operations in Angola, Thailand, India, China and Egypt (the “Subject Countries”). Our review has focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. We have substantially completed our internal review in the Subject Countries and, based on our findings, we have increased our outstanding FCPA-related accrual of $24 million by an incremental $4 million, which represents the estimated profit derived from these subject transactions that we believe is probable to be disgorged. We have also identified certain other transactions that may raise concerns under the FCPA for which it is at least reasonably possible we may be required to disgorge estimated profits derived therefrom in an incremental aggregate amount up to $33 million. Refer to Note 19 - Commitments and Contingencies for additional details.
Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, and equitable remedies, including disgorgement and injunctive relief. Because the government investigations regarding commission payment practices and our use and payment of agents described above are ongoing, we are unable to predict their duration, scope, results, or consequences. Dispositions of these types of matters can result in modifications to business practices and compliance programs, and in some cases the appointment of a monitor to review future business and practices with the objective of effecting compliance with the FCPA and other applicable laws.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2015, approximately 20% of our employees were represented by various labor unions of which 25% expire within the next twelve months.
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

•
Failure or disruptions of our information systems, including a cybersecurity breach or failure of one or more key information technology systems, networks, hardware, processes, associated sites or service providers could interfere with our business and operations.

We rely on our information systems for processing customer orders, shipment of products, billing our customers, tracking inventory, supporting accounting functions and financial statement preparation, paying our employees, and otherwise running our business. Any disruption, whether from hackers or other sources, in our information systems could have a significant impact on our business. In addition, we may need to enhance our information systems to provide additional capabilities and functionality. The implementation of new information systems and enhancements is frequently disruptive to the underlying business of an enterprise. Any disruptions affecting our ability to accurately report our financial performance on a timely basis could adversely affect our business in a number of respects. If we are unable to successfully implement potential future information systems enhancements, our financial position, results of operations, and cash flows could be negatively impacted.
Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. If the IT systems, networks or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or financial information, due to any number of causes, including catastrophic events, power outages and security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations, reputational, competitive and/or business harm as well as litigation and regulatory action, which may adversely impact our results of operations and/or financial condition. The costs and operational consequences of responding to breaches and implementing remediation measures could be significant.

•	The Company is exposed to counterparty risk in our hedging arrangements.
The Company is exposed to counterparty risk in our hedging arrangements. The failure of one or more counterparties to our hedging arrangements to fulfill or renew their obligations to us could adversely affect our results of operations. At times, depending on the extent of any unrealized loss position on a derivative contract, certain counterparties may require us to post collateral to secure our derivative contract positions.

•
Declining returns in the investment portfolio of our defined benefit pension plans and changes in actuarial assumptions could increase the volatility in our pension expense and require us to increase cash contributions to the plans.

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2015, 2014 and 2013, the defined benefit pension plans were underfunded by approximately $121.0 million, $147.0 million and $118.3 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2015, pension expense was $15.1 million, an increase of approximately $0.9 million from 2014, and cash contributions were $13.4 million, an increase of approximately $5.9 million from 2014. We estimate our 2016 pension expense for our defined benefit plans will decrease to approximately $13.1 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions. Refer to Note 13 - Employee Benefit Plans of this document for details.

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
Our subsidiaries have been named as defendants in non-maritime asbestos cases which involve plaintiffs alleging exposure to asbestos-containing cable manufactured by our predecessors. Our subsidiaries have also been named, along with numerous other product manufacturers, as defendants in cases in which plaintiffs alleged that they suffered an asbestos related injury while working in the maritime industry. Refer to Note 19 - Commitments and Contingencies for a summary of our outstanding asbestos-related litigation. There can be no assurance that any judgments or settlements of the pending asbestos cases or any cases which may be filed in the future will not have a material adverse effect on our financial results, cash flows or financial position.

•	If we fail to retain our key employees and attract qualified personnel, our business may be harmed.
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our executive officers or other key employees, without a properly executed transition plan, could have an adverse effect on us. It also includes continued development and execution of robust leadership succession plans, including successful execution of our recently announced CEO transition. The loss of any member of our senior management team or any of our other key employees could damage critical customer relationships, result in the loss of vital knowledge, experience and expertise, could lead to an increase in recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business. In addition, the loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

•	Our indebtedness and our ability to pay our indebtedness could adversely affect our business and financial condition.
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
In addition, our trading price may be adversely affected by future issuances of our common stock. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2015, there were approximately 48.9 million shares of common stock outstanding (net of treasury shares), approximately 2.1 million shares of common stock are issuable upon the exercise of currently outstanding stock options and approximately 1.6 million shares of common stock are issuable upon the vesting of currently outstanding restricted stock units and performance stock units. In addition, a maximum of approximately 14.3 million shares of our common stock could be issuable upon conversion of our Subordinated Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
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
None.

ITEM 2. PROPERTIES
The Company’s principal manufacturing facilities are listed below by country. The Company owns the building at its global headquarters located in Highland Heights, Kentucky and leases various distribution centers and sales and administrative offices around the world. Many of the domestic and international facilities produce products for multiple markets including electrical infrastructure, electric utility, communications, construction and rod mill products. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations.

North American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
United States - 15	13 owned, 2 leased
Canada - 3	3 owned
Mexico - 2	2 leased
Brazil - 1	1 leased
France - 1	1 owned

European Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Spain - 3	3 owned
France - 1	1 owned
Germany - 1	1 owned
Portugal - 1	1 owned

Latin American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Brazil - 1	1 owned
Colombia - 2	1 owned, 1 leased
Chile - 1	1 owned
Costa Rica - 1	1 owned
Honduras - 1	1 owned
Mexico - 1	1 owned

Africa / Asia Pacific Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Algeria - 1	1 owned
Angola - 1	1 owned
China - 1	1 leased
Egypt - 1	1 owned
New Zealand - 1	1 owned
South Africa - 1	1 leased
Zambia - 1	1 owned

ITEM 3.	LEGAL PROCEEDINGS
We are subject to a number of lawsuits, investigations and claims arising out of the conduct of our business. Information regarding our litigation and other legal proceedings can be found in Note 19 - Commitments and Contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 18, 2016, there were approximately 1,501 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2015		2014
	High	Low	High	Low
First Quarter	$18.39	$10.70	$31.50	$25.50
Second Quarter	21.31	15.94	26.90	22.76
Third Quarter	19.85	11.34	26.18	16.13
Fourth Quarter	16.32	11.77	16.31	12.47
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per quarter (starting in the second quarter of 2013). During the year ended December 31, 2015, the Company paid in total approximately $35.3 million to all common shareholders of record, or $0.72 per share. During the year ended December 31, 2014, the Company paid in total approximately $35.4 million to all common shareholders of record, or $0.72 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the requirements of the Company's Revolving Credit Facility with JP Morgan Chase Bank, NA, as administrative agent, and other lenders (“Revolving Credit Facility”), and the 5.75% Senior Notes due 2022 (“5.75% Senior Notes), and the requirements of the Delaware General Corporation law.
Securities Authorized for Issuance under Equity Compensation Plans
Information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure, is presented in Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2015 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2015.

Cummulative Return: General Cable
Common Stock, 2015 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
Total Cummulative Return
May-97 Dec-97 Dec-98 Dec-99 Dec-00 Dec-01 Dec-02 Dec-03 Dec-04 Dec-05 Dec-06 Dec-07 Dec-08 Dec-09 Dec-10 Dec-11 Dec-12 Dec-13 Dec-14 Dec-15
General Cable
Peer Group
S&P 500

	May 1997	Dec 1997	Dec 1998	Dec 1999	Dec 2000	Dec 2001	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189	230	228	120	112
2015 Peer Group	100	138	92	107	121	89	58	99	118	135	311	361	195	234	249	184	238	324	261	310
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152	172	223	248	223

(1)
Assumes the value of the investment in General Cable common stock and each index was $100 on May 16, 1997, also assumes dividend reinvestment. The 2015 Peer Group consists of Belden Inc. (NYSE: BDC), Prysmian (Italy Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the Peer Group are weighted by capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2015:

Period	Total number of shares purchased (1), (2)	Average price paid per share
October 3, 2015 through October 30, 2015	392	$12.09
October 31, 2015 through November 27, 2015	1,166	$15.39
November 28, 2015 through December 31, 2015	—	$—
(1) Includes 367 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $11.99 during the quarter ended December 31, 2015. 56,228 shares of common stock were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $14.42 during the year ended December 31, 2015.

(2) Includes 1,191 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $15.36 during the quarter ended December 31, 2015. 24,074 shares of common stock were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $15.25 during the year ended December 31, 2015. The Rabbi Trust (“Trust”) was established in connection with the deferred compensation plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the years ended December 31, 2015, 2014, and 2013 and as of December 31, 2015 and 2014, was derived from audited consolidated financial statements included in this filing and for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 was derived from previously audited consolidated financial statements. The results of the Company's Asia Pacific Operations have been reclassified as discontinued operations for all years presented below. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto, especially as the information pertains to 2015, 2014 and 2013 activity.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except metal price and share data)
Net sales	$4,225.1	$5,389.0	$5,781.3	$5,452.7	$5,245.6
Cost of sales	3,811.3	5,053.7	5,176.3	4,901.1	4,695.1
Gross profit	413.8	335.3	605.0	551.6	550.5
Selling, general and administrative expenses	390.8	410.0	429.2	376.0	341.2
Goodwill impairment charge	0.7	93.5	—	—	—
Intangible asset impairment charges	1.7	78.3	—	—	—
Operating income (loss)	20.6	(246.5)	175.8	175.6	209.3
Other income (expense)	(67.0)	(210.8)	(66.6)	(2.1)	(29.9)
Interest expense, net	(92.9)	(110.1)	(116.1)	(98.1)	(88.7)
Loss on extinguishment of debt	—	—	—	(9.3)	—
Income (loss) before income taxes	(139.3)	(567.4)	(6.9)	66.1	90.7
Income tax provision	14.7	(6.6)	(30.5)	(74.9)	(39.7)
Equity in net earnings of affiliated companies	0.4	1.2	1.7	1.7	2.9
Net income (loss) from continuing operations	(124.2)	(572.8)	(35.7)	(7.1)	53.9
Net income (loss) from discontinued operations, net of tax	(11.6)	(70.2)	25.6	17.1	1.8
Net income (loss) including noncontrolling interest	(135.8)	(643.0)	(10.1)	10.0	55.7
Less: preferred stock dividends	—	—	0.3	0.3	0.3
Less: net income (loss) attributable to noncontrolling interest	(13.9)	(15.4)	7.7	5.7	0.9
Net income (loss) attributable to Company common shareholders	$(121.9)	$(627.6)	$(18.1)	$4.0	$54.5
Earnings (loss) per common share-basic:
Earnings (loss) from continuing operations	$(2.32)	$(11.74)	$(0.75)	$(0.14)	$1.05
Earnings (loss) from discontinued operations	$(0.17)	$(1.12)	$0.38	$0.22	$—
Earnings (loss) per common share-basic	$(2.49)	$(12.86)	$(0.37)	$0.08	$1.05
Earnings (loss) per common share-assuming dilution:
Earnings (loss) from continuing operations	$(2.32)	$(11.74)	$(0.75)	$(0.14)	$1.01
Earnings (loss) from discontinued operations	$(0.17)	$(1.12)	$0.38	$0.22	$0.01
Earnings (loss) per common share-assuming dilution	$(2.49)	$(12.86)	$(0.37)	$0.08	$1.02
Weighted average common shares-basic	48.9	48.8	49.4	49.7	51.9
Weighted average common shares-assuming dilution	48.9	48.8	49.4	51.1	53.7
Dividends per common share	$0.72	$0.72	$0.54	$—	$—

Other Data:
Depreciation and amortization	$90.5	$112.1	$119.5	$104.0	$102.5
Capital expenditures	56.5	80.8	81.0	95.2	105.3
Average daily COMEX price per pound of copper cathode	2.51	3.12	3.34	3.62	4.01
Average daily price per pound of aluminum rod	0.88	1.05	0.95	1.02	1.16

	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012	Dec 31, 2011
Balance Sheet Data:
Working capital (1,3)	$792.6	$913.3	$1,450.7	$1,240.2	$1,297.7
Total assets (2,3)	2,466.7	3,366.7	4,578.9	4,932.6	4,375.9
Total debt	1,078.6	1,325.5	1,377.8	1,415.7	1,030.3
Dividends to common shareholders	35.3	35.4	26.7	—	—
Total equity	242.9	513.2	1,379.8	1,448.2	1,437.9

(1)
Working capital means current assets less current liabilities. Working capital of the discontinued operations as of December 31, 2015, 2014, 2013, 2012 and 2011are $52.3 million, $155.2 million, $171.0 million, $195.2 million and $149.8 million, respectively. The total current assets and liabilities of the discontinued operations are included in the working capital balances above.

(2)
The total assets of the discontinued operations as of December 31, 2015, 2014, 2013, 2012 and 2011 are $160.8 million, $433.7 million, $647.7 million, $736.2 million and $583.5 million, respectively. The total assets of the discontinued operations are included in the total assets balances above.

(3)
December 31, 2015 amounts are not comparable to the prior periods presented due to the Company's adoption of ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" on a prospective basis for the year ended December 31, 2015. See Note 2 - Summary of Significant Accounting Policies for additional details.

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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. In 2014, the Company reorganized its reportable segments as a result of a change in what the chief operating decision maker uses to measure profitability and allocate resources. Accordingly, the Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of December 31, 2015, the Company manufactures its product lines in 42 manufacturing facilities and sells its products worldwide through its global operations. Additional financial information regarding the segments appears in Note 18 - Segment Information.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stable demand with pockets of relative demand strength. In certain markets; however, global demand remains below historical levels. The following are significant trends and events that occurred in 2015:
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
Africa and Asia Pacific divestiture program
As part of the 2014 announced divestiture plan, in the first quarter of 2015, the Company completed the sale of its interests in certain joint ventures including its 51% interest in Fiji and its 20% interest in Keystone for cash consideration of $9.3 million and $11.0 million, respectively. In the fourth quarter of 2014, the Company completed the sale of its 60% interest in PDP and PDEP for cash consideration of $67.1 million.
In addition, as part of the divestiture plan, on June 25, 2015, the Company announced it reached a definitive agreement to sell its Asia Pacific operations consisting of Thailand, China, New Zealand and Australia. On August 31, 2015, the Company completed the sale of its Thailand operations for cash consideration of approximately $88 million. On September 29, 2015, the Company received notice that certain closing conditions of the definitive agreement to sell the remaining Asia Pacific Operations were unsatisfied or incapable of satisfaction and the buyer terminated the purchase agreement for the remaining Asia Pacific Operations.
The results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis. As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. The financial results of the Company's Africa businesses are presented as continuing operations in the Consolidated Financial Statements. Refer to Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations.
Restructuring Activities
In the fourth quarter of 2015, the Company committed to a new a strategic roadmap targeting growth and improvement in market positions, improvement to its overall cost position, enhancement of organizational capabilities, alignment of its organization structure and cultivation of a high-performance culture. This effort will be launched in a phased approach and is expected to continue over the next several years. This new strategic roadmap may result in the exit or disposal of certain businesses or production.
For the year ended December 31, 2015, the Company incurred total costs of $8.6 million, including $0.1 million in the North America segment, $6.7 million in the Europe segment and $1.8 million in the Latin America segment. The Company anticipates these actions will result in restructuring savings in the range of $10 million to $15 million annually beginning in 2017.
In July 2014, the Company announced that it was implementing a restructuring program. As of December 31, 2015, the program is substantially complete. The restructuring program generated approximately $36 million of savings in 2015, and is expected to generate ongoing annual savings of $80 million to $100 million beginning in 2016. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally. For the year ended December 31, 2015, the Company incurred charges of $41.9 million. During 2015, costs incurred were $11.9 million in the North America segment, $22.1 million in the Europe segment and $7.9 million in the Latin America segment. These actions resulted in the elimination of approximately 1,170 positions globally.
Events affecting Venezuela Operations
Effective October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in the Venezuelan subsidiary using the cost method of accounting. This change resulted in a third quarter fiscal 2015 one-time charge of $12.0 million recorded in the SG&A caption on the Consolidated Statements of Operations and Comprehensive Income (Loss), recorded in the Company's European reportable segment (recognized in the European reportable segment due to the legal ownership structure of the Venezuelan subsidiary). Beginning in the fourth quarter of 2015, the Company's financial results will only include U.S. dollar payments received from its Venezuelan subsidiary. Accordingly, the Company will no longer include the results of our local Venezuelan subsidiary's operations in future reporting periods. Refer to Note 2 - Summary of Significant Accounting Policies and additional discussion in this MD&A under Critical Accounting Policies and Estimates.
2015 Algeria Asset Impairment
In the fourth quarter of 2015, the Algerian financial outlook developed by management deteriorated due to the significant decline of the oil and gas market, which is a major component of the Algerian economy. Based on the internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. A valuation of the Algerian machinery and equipment and real property assets was performed to determine the fair value utilizing standard valuation approaches, which incorporate Level 3 inputs. Based on the results of the analysis, the Company recorded an impairment charge of $30.7 million in the fourth quarter of 2015. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
FCPA Matters
As previously disclosed, the Company has been reviewing, with the assistance of external counsel, its use and payment of agents in connection with, and certain other transactions involving, the Company's operations in Angola, Thailand, India, China and Egypt. The Company's review has focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. The Company substantially completed its internal review in the Subject Countries and, based on its findings, the Company increased its outstanding FCPA-related accrual of $24 million by an incremental $4 million, which represents the estimated profit derived from these subject transactions that the Company believes is probable to be disgorged. The Company has also identified certain other transactions that may raise concerns under the FCPA for which it is at least reasonably possible the Company may be required to disgorge estimated profits derived therefrom in an incremental aggregate amount up to $33 million.
Based on the analysis completed, with the assistance of external counsel and forensic accountants, the Company has substantially completed its internal review in these countries. As a result, the Company has recorded an estimated charge in the amount of $4 million in the year ended December 31, 2015, increasing the accrual as of December 31, 2015 to $28 million. The accrued amount reflects the probable and estimable amount of the related profits that the Company believes is probable of being disgorged, and does not include any provision for any fines, civil or criminal penalties, or other relief, any or all of which could be substantial.

The Company has also identified certain other transactions that raise concerns under the FCPA for which it is at least reasonably possible the Company may be required to disgorge estimated profits derived therefrom in an aggregate amount up to $33 million.
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

	Year Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Net sales	$4,225.1	100.0%	$5,389.0	100.0%	$5,781.3	100.0%
Cost of sales	3,811.3	90.2%	5,053.7	93.8%	5,176.3	89.5%
Gross profit	413.8	9.8%	335.3	6.2%	605.0	10.5%
Selling, general and administrative expenses	390.8	9.2%	410.0	7.6%	429.2	7.4%
Goodwill impairment charge	0.7	—%	93.5	1.7%	—	—%
Intangible asset impairment charges	1.7	—%	78.3	1.5%	—	—%
Operating income (loss)	20.6	0.5%	(246.5)	(4.6)%	175.8	3.0%
Other income (expense)	(67.0)	(1.6)%	(210.8)	(3.9)%	(66.6)	(1.2)%
Interest expense, net	(92.9)	(2.2)%	(110.1)	(2.0)%	(116.1)	(2.0)%
Income (loss) before income taxes	(139.3)	(3.3)%	(567.4)	(10.5)%	(6.9)	(0.1)%
Income tax provision	14.7	0.3%	(6.6)	(0.1)%	(30.5)	(0.5)%
Equity in net earnings of affiliated companies	0.4	—%	1.2	—%	1.7	—%
Net income (loss) from continuing operations	(124.2)	(2.9)%	(572.8)	(10.6)%	(35.7)	(0.6)%
Net income (loss) from discontinued operations, net of tax	(11.6)	(0.3)%	(70.2)	(1.3)%	25.6	0.4%
Net income (loss) including noncontrolling interest	(135.8)	(3.2)%	(643.0)	(11.9)%	(10.1)	(0.2)%
Less: preferred stock dividends	—	—%	—	—%	0.3	—%
Less: net income (loss) attributable to noncontrolling interest	(13.9)	(0.3)%	(15.4)	(0.3)%	7.7	0.1%
Net income (loss) attributable to Company common shareholders	$(121.9)	(2.9)%	$(627.6)	(11.6)%	$(18.1)	(0.3)%
Year Ended December 31, 2015 Compared with Year Ended December 31, 2014
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2014 have been adjusted to reflect the 2015 copper average price of $2.51 per pound (a $0.61 decrease compared to 2014) and the aluminum average price of $0.88 per pound (a $0.17 decrease compared to 2014). Metal-adjusted net sales, a non-GAAP financial measure, are provided herein in order to eliminate the effect of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth below. Refer to Item 1 - Business for a discussion of metal price volatility.

	Net Sales Year Ended
	Dec 31, 2015		Dec 31, 2014
	Amount	%	Amount	%
North America	$2,299.3	54%	$2,550.1	47%
Europe	960.2	23%	1,330.8	25%
Latin America	726.8	17%	1,143.0	21%
Africa/Asia Pacific	238.8	6%	365.1	7%
Total net sales	$4,225.1	100%	$5,389.0	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2015		Dec 31, 2014
	Amount	%	Amount	%
North America	$2,299.3	54%	$2,339.1	48%
Europe	960.2	23%	1,244.4	25%
Latin America	726.8	17%	1,006.0	20%
Africa/Asia Pacific	238.8	6%	324.8	7%
Total metal-adjusted net sales	$4,225.1	100%	$4,914.3	100%
Metal adjustment	—		474.7
Total net sales	$4,225.1		$5,389.0

	Metal Pounds Sold Year Ended
	Dec 31, 2015		Dec 31, 2014
	Pounds	%	Pounds	%
North America	543.9	54%	553.4	49%
Europe	155.0	15%	200.4	17%
Latin America	239.3	24%	307.5	27%
Africa/Asia Pacific	62.6	6%	77.8	7%
Total metal pounds sold	1,000.8	100%	1,139.1	100%
Net sales decreased $1,163.9 million, or 22%, to $4,225.1 million in 2015 from 2014 and metal-adjusted net sales decreased $689.2 million, or 14%, in 2015 from 2014. The decrease in metal-adjusted net sales of $689.2 million is primarily due to decreased volume of $252.1 million and unfavorable foreign currency exchange rate changes of $616.6 million on the translation of reported revenues partially offset by favorable selling price and product mix of $179.5 million. Volume, as measured by metal pounds sold, decreased by 138.3 million pounds, or 12%, in 2015 compared to 2014. Metal pounds sold, a non-GAAP measure, is provided herein as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.
Metal-adjusted net sales in the North America segment decreased $39.8 million, or 2%. The decrease in sales on a metal adjusted basis is due to decreased volume of $17.3 million and unfavorable foreign currency exchange rate changes of $59.9 million on the translation of reported revenues, principally related to the Canadian dollar, partially offset by favorable selling price and product mix of approximately $37.4 million. Volume, as measured by metal pounds sold, decreased by 9.5 million pounds, or 2%, in 2015 compared to 2014. The decrease was primarily attributable to demand for industrial and specialty products, particularly those used in oil and gas applications, partially offset by favorable market demand for the North American aluminum rod businesses and stable demand for communication and electric utility products.
Metal-adjusted net sales in the Europe segment decreased $284.2 million, or 23%. The decrease in sales on a metal adjusted basis is due to unfavorable foreign currency exchange rate changes of $219.4 million on the translation of reported revenues primarily related to the Euro relative to the U.S. dollar and lower volume of $82.8 million, partially offset by favorable selling price and product mix of $18.0 million. Volume, as measured by metal pounds sold, decreased by 45.4 million pounds, or 23%, in 2015 compared to 2014. The decrease in volume sold was primarily attributable to exiting of certain businesses as a result of the Company's restructuring program initiated in July 2014 and lower demand for low voltage construction and industrial products.
Metal-adjusted net sales in the Latin America segment decreased $279.2 million, or 28%. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $265.6 million on the translation of reported revenues primarily due to the weakening of certain currencies in Latin America relative to the U.S. dollar and decreased volume of $124.3 million, partially offset by favorable selling price and product mix of $110.7 million. Volume, as measured by metal pounds sold, decreased by 68.2 million pounds, or 22%, in 2015 compared to 2014. The decrease in volume is primarily attributable to the impact related to deconsolidation of the Company's Venezuelan subsidiary in the third quarter of 2015, decreased Chilean copper rod sales within the region and overall weak end market demand due to ongoing difficult economic conditions and reduced government spending.
Metal-adjusted net sales in the Africa/Asia Pacific segment decreased $86.0 million, or 26%. The decrease in sales on a metal adjusted basis is primarily due to unfavorable foreign currency exchange rate changes of $71.7 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar and decreased volume of $27.7 million partially offset by favorable selling price and product mix of $13.4 million. Volume, as measured by metal pounds sold, decreased by 15.2 million pounds, or 20%, in 2015 compared to 2014. The decrease in volume sold is primarily attributable to the weak economic conditions in Africa.
Cost of Sales
Cost of sales decreased $1,242.4 million to $3,811.3 million in 2015 from $5,053.7 million in 2014 primarily due to favorable foreign currency exchange rate changes of $632.4 million. The percentage decrease in cost of sales, 25%, is greater than the percentage decrease in sales, 22%, in 2015 primarily due to charges recognized in 2014; including long-lived asset-related charges of $104.2 million and employee separation and other costs of $32.7 million both related to the global restructuring plan, $10.1 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America, a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill, a long-lived asset impairment charge of $29.3 million in Venezuela and a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government partially offset by $24.0 million related to restructuring charges and long-lived asset impairment charges of $30.7 million related to the Company's Algeria operations recognized in 2015. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components in most of the Company's cable products. At current metal prices, material costs are approximately 85% of total product cost with copper and aluminum metal costs comprising approximately 45% of total product cost for the year ended December 31, 2015.
Gross Profit
Gross profit increased $78.5 million, or 23% in 2015 as compared to 2014. Gross profit as a percentage of sales was 10% in 2015 and 6% in 2014. The increase in gross profit as a percentage of sales is primarily due to the items listed within the Cost of Sales section above.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $19.2 million, or 5%, in 2015 from 2014 primarily due to favorable foreign currency exchange rate changes of $42.1 million, restructuring savings recognized in 2015 as a result of the July 2014 restructuring plan and the recognition of a $24.0 million accrual related to the FCPA investigation in the year ended December 31, 2014. The decrease is partially offset by costs incurred as part of the global restructuring plans of $26.5 million recognized in the year ended December 31, 2015 compared to $14.2 million recognized in the year ended December 31, 2014, recognition of a one-time charge of $12.0 million related to the deconsolidation of the Company's Venezuelan subsidiary and recognition of a $4.0 million accrual related to the FCPA investigation in the year ended December 31, 2015. SG&A as a percentage of metal-adjusted net sales was approximately 9% in 2015 and 8% in 2014.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2015		Dec 31, 2014
	Amount	%	Amount	%
North America	$84.5	410%	$101.8	(41)%
Europe	6.6	32%	(94.0)	38%
Latin America	(22.8)	(111)%	(247.5)	100%
Africa/Asia Pacific	(47.7)	(231)%	(6.8)	3%
Total operating income (loss)	$20.6	100%	$(246.5)	100%
The decrease in operating income for the North America segment of $17.3 million was primarily due to the negative impact of selling higher average cost inventory into a lower price environment on copper and aluminum based products in the current year, the negative impact of industrial and specialty products, particularly those used in oil and gas applications, costs incurred as part of the global restructuring plans of $12.0 million in 2015 and the recognition of a $4.0 million accrual related to the FCPA investigation. The decrease was partially offset by the recognition of a $24.0 million accrual related to the FCPA investigation and costs incurred as part of the global restructuring plans of $16.9 million in 2014 as well as the benefit of restructuring savings in 2015.
The increase in operating income for the Europe segment of $100.6 million was primarily attributable to a decrease in costs incurred as part of the global restructuring plans, $28.8 million in 2015 as compared to $115.6 million in 2014. In addition, the increase in operating income in Europe was due to the continued strong execution of the submarine turnkey project business, including the favorable impact of achieving significant project milestones during the final installation stages in one of the Company's subsea power contracts and the benefit of restructuring initiatives in 2015 compared to 2014. The increase in operating income is partially offset by a one-time charge of $12.0 million related to the deconsolidation of the Company's Venezuelan subsidiary in 2015.

The decrease in operating loss for the Latin America segment of $224.7 million was primarily attributable to the recognition of a goodwill and other indefinite-lived trade name impairment of $152.0 million in 2014, decreased costs incurred as part of the global restructuring plans for 2015 of $9.7 million as compared to costs for 2014 of $28.7 million and other non-cash charges recognized in 2014, including, a long-lived asset impairment charge related to the Brazil rod mill of $13.1 million, a long-lived asset impairment charge of $29.3 million in Venezuela and a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government partially offset by end market demand pressure throughout Latin America due to the ongoing difficult economic conditions and reduced government spending.
The increase in operating loss for the Africa/Asia Pacific segment of $40.9 million was primarily attributable to weak economic conditions in Africa and asset impairment charges of $30.7 million related to the Company's Algeria operations recognized in 2015 partially offset by the recognition of a goodwill and other indefinite-lived trade name impairment of $14.4 million recognized in 2014.
Other Income (Expense)
Other income and expense primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, Venezuela currency devaluation charges as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2015 and 2014, the Company recorded a $67.0 million loss and a $210.8 million loss, respectively.
For 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.9 million, $32.4 million related to other foreign currency transaction losses and $11.7 million related to losses on derivative instruments that were not designated as cash flow hedges.
For 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the 6.30 BsF per U.S. dollar rate to the SICAD 1 rate, $90.2 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the SICAD 1 rate to the SICAD 2 rate, $28.4 million of foreign currency transaction losses, and losses of $3.8 million on derivative instruments which were not designated as cash flow hedges.
Refer to Note 2 - Summary of Significant Accounting Policies for recent developments regarding the Company's Venezuelan operations and deconsolidation during the year ended December 31, 2015.
Interest Expense
Net interest expense decreased $17.2 million in 2015 as compared to 2014 primarily attributable to reductions in working capital in Latin America and applying divestiture sale proceeds to reduce net debt in 2015, as well as incremental interest expense on the Company's Senior Floating Rate Notes recognized in 2014. The Senior Floating Rate Notes were repaid in April 2015.
Tax Provision
The Company’s effective tax rate for 2015 and 2014 was 10.6% and (1.2%), respectively. The Company’s relatively low 2015 effective tax rate was primarily due to the adverse impact of operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, partially offset by tax benefits associated with the exiting of business in India and the expiration of statutes of limitation on contingent tax liabilities in various jurisdictions. The Company’s low 2014 effective tax rate was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges related to asset impairments, restructuring charges, Venezuelan currency devaluation loss, and other operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
For the year ended December 31, 2014, the Company recognized a goodwill impairment charge of $93.6 million for which no tax benefit was recorded due to the non-deductibility of goodwill in the relevant taxing jurisdictions. In addition, due primarily to the valuation allowances recorded in various business units, relatively small tax benefits were recorded for the $73.0 million impairment charge for the indefinite-lived trade name associated with the PDIC reporting unit, the $42.4 million impairment charge related to the Company’s long-lived assets, and the $151.1 million restructuring charges related to the July 2014 restructuring plan. In addition, no tax benefits were recorded for the $173.3 million non-deductible Venezuelan currency devaluation losses.
During 2015, after weighing all positive and negative evidence, including three year cumulative loss positions, forecasted future profitability, impairments and restructuring charges, difficult market and industry conditions, and factoring in prudent and feasible tax planning strategies, valuation allowances were recorded against deferred tax assets of certain business units that did not have deferred tax valuation allowances prior to 2015. Specifically, $1.4 million of valuation allowances have been recorded against the December 31, 2015 deferred tax assets of the Brazilian automotive and South African units. During 2015, a $4.3 million tax benefit was recognized for the release of the valuation allowance against the NSW German unit's deferred tax assets due to a sustained level of profitability. In addition, several other business units maintained full deferred tax asset valuation allowances that had been established in prior years, some for which the valuation allowance amounts increased significantly due to impairments, restructuring charges and operating losses. During 2014, valuation allowances were established against the deferred tax assets of the following business units: Venezuela ($10.7 million), Brazil ($8.4 million), Spain ($10.9 million) and Colombia ($2.3 million).
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

	Net Sales Year Ended
	Dec 31, 2014		Dec 31, 2013
	Amount	%	Amount	%
North America	$2,550.1	47%	$2,751.6	48%
Europe	1,330.8	25%	1,448.7	25%
Latin America	1,143.0	21%	1,211.9	21%
Africa/Asia Pacific	365.1	7%	369.1	6%
Total net sales	$5,389.0	100%	$5,781.3	100%

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2014		Dec 31, 2013
	Amount	%	Amount	%
North America	$2,550.1	47%	$2,738.8	48%
Europe	1,330.8	25%	1,429.1	25%
Latin America	1,143.0	21%	1,192.5	21%
Africa/Asia Pacific	365.1	7%	360.0	6%
Total metal-adjusted net sales	$5,389.0	100%	$5,720.4	100%
Metal adjustment	—		60.9
Total net sales	$5,389.0		$5,781.3

	Metal Pounds Sold Year Ended
	Dec 31, 2014		Dec 31, 2013
	Pounds	%	Pounds	%
North America	553.4	49%	590.0	49%
Europe	200.4	17%	234.2	20%
Latin America	307.5	27%	287.9	24%
Africa/Asia Pacific	77.8	7%	82.5	7%
Total metal pounds sold	1,139.1	100%	1,194.6	100%
Net sales decreased $392.3 million , or 7%, to $5,389.0 million in 2014 from 2013 and metal-adjusted net sales decreased $331.4 million, or 6%, in 2014 from 2013. The decrease in metal-adjusted net sales of $331.4 million is primarily due to decreased volume of $127.8 million and unfavorable foreign currency exchange rate changes of $212.1 million on the translation of reported revenues partially offset by favorable selling price and product mix of $8.5 million. Volume, as measured by metal pounds sold, decreased by 55.5 million pounds, or 5%, in 2014 compared to 2013.
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
Metal-adjusted net sales in the Africa/Asia Pacific segment increased $5.1 million, or 1%. The increase in sales on a metal adjusted basis is primarily due to favorable selling price and product mix of $40.3 million partially offset by unfavorable foreign currency exchange rate changes of $24.7 million on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar and decreased volume of $10.5 million. Volume, as measured by metal pounds sold, decreased by 4.7 million pounds, or 6%, in 2014 compared to 2013. The decrease in volume was primarily attributable to the decrease in electrical utility projects in northern Africa in 2014 compared to 2013.
Cost of Sales
Cost of sales decreased $122.6 million to $5,053.7 million in 2014 from $5,176.3 million in 2013. The percentage decrease in cost of sales, 2%, is less than the percentage decrease in sales, 7%, in 2014 primarily due to non-cash long-lived asset-related charges of $104.2 million and employee separation and other costs of $32.7 million both related to the global restructuring plan, $10.1 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America, a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in 2014, a long-lived asset impairment charge of $29.3 million in Venezuela and a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in 2013. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components in most of the Company's cable products. At current metal prices, material costs are approximately 85% of total product cost with copper and aluminum metal costs comprising approximately 50% of total product cost for the year ended December 31, 2014.
Gross Profit
Gross profit decreased $269.7 million, or 45% in 2014 as compared to 2013. Gross profit as a percentage of sales was 6% in 2014 and 10% in 2013. The decrease in gross profit as a percentage of sales is primarily due to the items listed within the Cost of Sales section above, partially offset by the Company's revised profitability on a project due to the completion of a number of critical project milestones; increasing gross profit $18.3 million in the year ended December 31, 2014 and a contractual settlement received in 2014 by our German subsidiary related to a submarine turnkey project of $15.2 million.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $19.2 million, or 4%, in 2014 from 2013 primarily due to the Company's efforts to decrease SG&A costs, $13.9 million of costs related to the restatement and investigative costs recognized in 2013, favorable foreign currency exchange rate changes of $5.7 million in 2013 and a $5.0 million settlement on recovery of losses associated with reported theft of inventory within our Brazilian subsidiary in 2014, partially offset by employee separation and other costs incurred as part of the global restructuring plan of $14.2 million and due to the recognition of a $24.0 million accrual related to the FCPA investigation in Angola. SG&A as a percentage of metal-adjusted net sales was approximately 8% in 2014 and 2013.

Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2014		Dec 31, 2013
	Amount	%	Amount	%
North America	$101.8	(41)%	$127.5	72%
Europe	(94.0)	38%	(7.8)	(4)%
Latin America	(247.5)	100%	44.2	25%
Africa/Asia Pacific	(6.8)	3%	11.9	7%
Total operating income	$(246.5)	100%	$175.8	100%
The decrease in operating income for the North America segment of $25.7 million was primarily due to the recognition of a $24.0 million accrual related to the FCPA investigation in Angola and $10.1 million of costs related to the permanent closure of two manufacturing facilities in our electric utility business in North America in 2014. The decrease was partially offset by a $5.0 million settlement on recovery of losses associated with reported theft of inventory within our Brazilian subsidiary in 2014.
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
The decrease in operating income for the Latin America segment of $291.7 million was primarily attributable to a non-cash impairment charge related to goodwill and other indefinite-lived trade names of $152.0 million, non-cash long-lived asset-related charges of $20.9 million and employee separation and other costs of $7.8 million both related to the global restructuring plan, a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill recognized in 2014, a long-lived asset impairment charge of $29.3 million in Venezuela and a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government and the negative impact due to the social unrest in Venezuela in 2014 partially offset by a long-lived asset impairment charge related to the Mexico assets of $14.0 million recognized in 2013.
The decrease in operating income for the Africa/Asia Pacific segment of $18.7 million was primarily attributable to a non-cash impairment charge related to goodwill and other indefinite-lived trade names of $14.4 million recognized in 2014.
Other Income (Expense)
Other income and expense primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2014 and 2013, the Company recorded a $210.8 million loss and a $66.6 million loss, respectively.
For 2014, other expense was primarily attributable to $83.1 million in devaluation charges related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the 6.30 BsF per U.S. dollar rate to the SICAD 1 rate, $90.2 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the SICAD 1 rate to the SICAD 2 rate, $28.4 million of foreign currency transaction losses, and losses of $3.8 million on derivative instruments which were not designated as cash flow hedges.
For 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $4.6 million of foreign currency transaction losses which includes $17.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013, and losses of $21.1 million on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.
Interest Expense
Net interest expense decreased $6.0 million in 2014 as compared to 2013 primarily attributable to the repayment at maturity of the $355.0 million 0.875% Convertible Notes due 2013 which were repaid in the fourth quarter of 2013 partially offset by increased working capital needs in Latin America and Africa.
Tax Provision

The Company’s effective tax rate for 2014 and 2013 was (1.2%) and (442.0%), respectively. The Company’s low 2014 effective tax rate was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges related to asset impairments, restructuring charges, Venezuelan currency devaluation loss, and other operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. The Company's high effective tax rate for 2013 reflects the combined impact of significant valuation allowances recorded against deferred tax assets in various units with a recent loss history and a relatively low pre-tax income amount.
For the year ended December 31, 2014, the Company recognized a goodwill impairment charge of $93.6 million for which no tax benefit was recorded due to the non-deductibility of goodwill in the relevant taxing jurisdictions. In addition, due primarily to the valuation allowances recorded in various business units, relatively small tax benefits were recorded for the $73.0 million impairment charge for the indefinite-lived trade name associated with the PDIC reporting unit, the $42.4 million impairment charge related to the Company’s long-lived assets, and the $151.1 million restructuring charges related to the July 2014 restructuring plan. In addition, no tax benefits were recorded for the $173.3 million non-deductible Venezuelan currency devaluation losses.
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
Liquidity and Capital Resources
Cash flows from operations as well as borrowings under the Company's Revolving Credit Facility provide the primary source for financing operating expenses and other short term liquidity needs. As necessary, the Company incurs additional borrowings to fund working capital needs, debt and interest payments, as well as discretionary investment in internal product development, acquisitions, cash dividends and to fund tax payments. The overall cash position of the Company reflects the business results and a global cash management strategy that incorporates liquidity management, economic factors, and tax considerations.
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2015, current assets exceeded current liabilities by $792.6 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $485.1 million of excess availability under its various credit facilities around the world. On March 31, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility.
The Company's North American and principal European operations generally borrow and repay under its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. At December 31, 2015, the arrangements had a maximum availability limit of the equivalent of approximately $161.3 million, of which approximately $115.4 million was utilized. The Company's Latin America and Africa/Asia Pacific operations utilize various short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of December 31, 2015 and 2014, approximately 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries. If these funds are needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes and the recognition of U.S. taxable income. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Company's Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of the Company's North American and European operations.
Summary of Cash Flows
Operating cash inflow from continuing operations of $175.1 million in 2015 reflects a net working capital source of $104.4 million driven principally by a decrease in receivables of $110.3 million due to a decrease in volume sold and lower copper and aluminum prices in the fourth quarter of 2015 compared to the fourth quarter of 2014 and due to a decrease in inventory of $25.0 million related to the continued efficient management of inventory levels in 2015 and lower copper and aluminum prices in the fourth quarter of 2015 compared to the fourth quarter of 2014. The net working capital source was partially offset by a decrease in accounts payable, accrued and other liabilities of $60.5 million in 2015 which is primarily driven by the decrease in working capital needs. In addition, the operating cash inflow from continuing operations of $175.1 million in 2015 reflects a source of $70.7 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income tax income, Venezuela deconsolidation charge, non-cash asset impairment charges, convertible debt instrument non-cash interest charges, and gains on disposal of subsidiaries and other property.
Operating cash inflow from continuing operations of $94.6 million in 2014 reflects a net working capital source of $31.7 million driven principally by a decrease in inventory of $113.0 million due to the achievement of an aggressive inventory reduction targeted by management in the latter portion of the year and the lower copper costs at December 31, 2014 compared to December 31, 2013, partially offset by a decrease in accounts payable, accrued and other liabilities of $115.4 million in 2014 which is primarily driven by the decrease in working capital needs partially offset by the recognition of a restructuring accrual of $33.4 million and a FCPA accrual of $24.0 million in 2014. In addition, the operating cash inflow from continuing operations of $94.6 million in 2014 reflects a source of $62.9 million related to net income (loss) adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency exchange (gains) losses, deferred income tax income, goodwill and intangible asset impairment charges, non-cash asset impairment charges, convertible debt instrument non-cash interest charges, and gains on disposal of PDP and PDEP and other property.
Operating cash outflow from continuing operations of $0.9 million in 2013 reflects a net working capital use of $180.0 million driven principally by a decrease in accounts payable, accrued and other liabilities of $113.5 million. The decrease in accounts payable, accrued and other liabilities is due both to the implementation of the Revolving Credit Facility in the Company’s principal European operations which resulted in a reduction of payable balances including a more effective use of existing cash balances and an effort to more effectively utilize cash balances in certain Latin America and Africa/Asia Pacific units to reduce outstanding accounts payable. Partially offsetting the net working capital use of $180.0 million in the twelve fiscal months of 2013 was $179.1 million of overall net cash inflows related to net income (loss) adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency loss, non-cash asset impairment charge, deferred income tax income, convertible debt instrument non cash interest charges, and the losses on the disposal of property.
Cash flow used by investing activities from continuing operations was $61.7 million in 2015 principally reflecting capital expenditures of $56.5 million and $8.2 million reduction of cash related to the deconsolidation of Venezuela operations. The Company currently anticipates capital spending to be approximately $70 million to $80 million in 2016.
Financing activities from continuing operations resulted in $258.8 million of cash outflows in 2015 as compared to cash outflows of $120.7 million in 2014. The Company decreased net borrowings due to reductions in working capital and the use of cash proceeds generated from the sale of the Company's subsidiaries related to the divestiture plan. During the year ended December 31, 2015 , the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility. During the years ended December 31, 2015 and 2014, the Company paid dividends in total of approximately $35.3 million and $35.4 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. In addition, the Company purchased $30.7 million, or 1,000,000 of its common shares at an average price of $30.73 per share, during the year ended December 31, 2014.
Financing activities from continuing operations resulted in $120.7 million of cash outflows in 2014 as compared to cash outflows of $113.2 million in 2013. The Company decreased borrowings on the Revolving Credit Facility due to reductions in working capital and the use of cash proceeds generated from the sale of the Company’s interest in the Philippines in 2014. During 2013, the Company fully satisfied and extinguished its $355.0 million, 0.875% Convertible Notes, at maturity using cash on hand and borrowings under its Revolving Credit Facility.  During the year ended December 31, 2013, the Company paid dividends in total of approximately $26.7 million to all common shareholders of record. In addition, the Company purchased $19.5 million, or 597,531 common shares at an average price of $32.65 per share, during the year ended December 31, 2013.

The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,078.6 million as of December 31, 2015 and maintained approximately $485.1 million of excess availability under its various credit facilities around the world as well as approximately $45.9 million available under foreign accounts payable confirming arrangements with financial institutions. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of December 31, 2015 the availability under the Revolving Credit Facility is greater than $100 million.
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
As of December 31, 2015 and December 31, 2014, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2015 and 2014 were underfunded by $121.0 million and $147.0 million, respectively. The Company recorded an after-tax loss of $15.1 million in 2015 and $25.7 million in 2014 to accumulated other comprehensive income. The Company estimates its 2016 pension expense for its defined benefit pension plans will be approximately $13.1 million and cash contributions are expected to be approximately $5.1 million. In 2015, pension expense was $15.1 million and cash contributions were $13.4 million.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2015 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	More than
Contractual obligations (1,2,3,4):	Total	1 Year	Years	Years	5 Years
Total debt	$1,078.6	$154.9	$140.9	$1.4	$781.4
Convertible debt at maturity (5)	257.8	—	—	—	257.8
Interest payments on 5.75% Senior Notes	232.9	34.5	69.0	69.0	60.4
Interest payments on Subordinated Convertible Notes	182.3	19.3	38.6	38.6	85.8
Operating leases (6)	53.1	16.7	18.2	11.7	6.5
Purchase obligations (7)	78.8	63.8	15.0	—	—
Defined benefit pension obligations (8)	170.3	16.0	32.3	33.6	88.4
Postretirement benefits	9.9	1.4	2.1	1.8	4.6
Restructuring activities	15.1	15.1	—	—	—
Unrecognized tax benefits, including interest and penalties (9)	—	—	—	—	—
Total	$2,078.8	$321.7	$316.1	$156.1	$1,284.9

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

(3)	This table does not include contractual obligations for discontinued operations. Refer to Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations for additional information.

(4)	This table does not include the $28.0 million accrual related to FCPA matters. Refer to Note 19 - Commitments and Contingencies for additional information.

(5)
Represents the current debt discount on the Company’s Subordinated Convertible Notes as a result of adopting provisions of ASC 470 - Debt ("ASC 470"). Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

(6)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(7)	Represents our firm purchase commitments.

(8)	Defined benefit pension obligations reflect actuarially projected benefit payments which may differ from funding requirements based on local laws and regulations through 2023.

(9)
Unrecognized tax benefits of $16.7 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
General Cable has entered into various leases related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. Future minimum rental payments required under non-cancelable lease agreements at December 31, 2015 were as follows: 2016 — $16.7 million, 2017 — $10.2 million, 2018 — $8.0 million, 2019 — $6.7 million, 2020 — $5.0 million and thereafter $6.5 million. Rental expense recorded in income from continuing operations was $41.6 million, $45.3 million and $47.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the Company had $43.4 million in letters of credit, $168.5 million in various performance bonds and $173.9 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See "Liquidity and Capital Resources" for excess availability under the Company’s various credit borrowings.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $2.7 million, $5.8 million and $3.6 million in 2015, 2014 and 2013, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $3.6 million and $4.5 million at December 31, 2015 and 2014, respectively, for all environmental liabilities. Environmental matters are described in Item 1 - Business and Note 19 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

Legal Matters
Refer to Note 19 - Commitments and Contingencies for review of the Company's litigation contingencies.
Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is provided in Note 2 - Summary of Significant Accounting Policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; goodwill; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
Discontinued Operations
The Company evaluates long-lived assets that have been sold, to be sold or abandoned to determine if the results of the business should classified as discontinued operations in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." As of December 31, 2015, the Company determined the disposals of the PDP and PDEP, Fiji, Keystone and Thailand businesses combined with the businesses held for sale (the remaining Asia Pacific Operations) result in the Company’s disposal of a major geographical area, Asia Pacific. This disposal is considered a strategic shift that has and will have a major effect on the Company's operations and financial results; therefore, the results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis.
As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. As of December 31, 2015, the Company determined that the remaining businesses in the Africa/Asia Pacific segment, the Africa businesses, did not meet the held for sale criteria set forth in ASC 360 - Property, Plant and Equipment ("ASC 360") primarily driven by management’s belief that the probability of a sale within one year is not probable. The financial results of the Company's Africa businesses are presented as continuing operations in the Consolidated Financial Statements for all periods presented. See Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations for additional details.
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
Inventory Costing and Valuation
The Company values approximately 84% of the Company's inventory using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. To determine if a lower of cost or market adjustment is required, the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, are considered in the obsolete and slow moving inventory analysis.
Pension Accounting
General Cable provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees. Pension obligations for the non-qualified unfunded defined benefit pension plans are provided for and are based on local practices and regulations of the respective countries. General Cable makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
Benefit costs for the defined benefit pension plans sponsored by General Cable are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension expense for 2015 was 4.00% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2015 that was used to determine benefit obligations was 4.30% for the U.S. defined benefit pension plans, and was determined based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency which are expected to be available during the period to maturity of the projected pension benefit obligations and based on information received from actuaries. The weighted-average discount rate used to determine the net pension cost for 2015 was 3.11% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for General Cable’s non-U.S. defined benefit pension plans was 2.81% as of December 31, 2015. General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, and as a result, 2016 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 4.30% for U.S. plans and 2.81% for non-U.S. plans.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2015, pension expense for the Company’s defined benefit pension plans was $15.1 million. Based on a weighted-average expected rate of return on plan assets of 6.84%, a weighted-average discount rate of 3.49% and various other assumptions, the Company estimates its 2016 pension expense for its defined benefit pension plans will decrease to approximately $13.1 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $7.2 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
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
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This update provides guidance on simplifying the presentation of deferred income taxes. Prior to the adoption of ASU 2015-17, deferred income tax liabilities and assets are separated into current and noncurrent amounts while ASU 2015-17 amends the standard to require that deferred tax liabilities and assets be classified as noncurrent. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected early adoption of the standard on a prospective basis and implemented ASU 2015-17 for the year ended December 31, 2015. Adoption of this ASU resulted in reclassifications of current deferred tax assets and current deferred tax liabilities to non-current in the Company's Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2015, the Company had recorded a net deferred tax liability of $124.7 million ($20.6 million net deferred tax asset less $145.3 million net deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2015, the Company recorded a valuation allowance of $139.5 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
The Company operates in multiple jurisdictions with complex tax policies and regulations. In certain jurisdictions, the Company has taken tax positions that it believes are supportable, but which could be subject to challenge by the tax authorities. These tax positions are evaluated and liabilities for uncertain tax positions are established in accordance with the ASC 740- Income Taxes ("ASC 740") tax accounting guidance. The status of uncertain tax positions is reviewed in light of changing facts and circumstances, such as tax audits, rulings, and case law, and the related liabilities are adjusted accordingly.
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
In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific in order to simplify the Company's geographic portfolio and reduce operational complexity. This was considered a significant change, for each asset group within the Africa/Asia Pacific segment, that caused the Company to perform asset impairment recoverability tests in accordance with ASC 360. Beginning in the fourth quarter of 2014, management, using a probability weighted average approach, had been evaluating its undiscounted expected future cash flows based on internal financial projections developed by management and consideration of non-binding sales offers received from possible external buyers. As of December 31, 2015, based on updated internal projections developed by management in the fourth quarter of 2015, the Company determined that the undiscounted expected future cash flows were greater than the carrying value of the assets for all asset groups except for the

Company's long-lived assets in Algeria and certain assets in South Africa. In the year ended December 31, 2015, the Company recorded asset impairment charges of $33.9 million. See Note 7 - Property, Plant and Equipment for additional details.
In the year ended December 31, 2015, the Company recorded asset-related costs of $17.7 million related to the Company's restructuring programs. See Note 4 - Restructuring for additional details.
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
Venezuela Operations
Third quarter 2015 deconsolidation
Effective October 2, 2015, the Company deconsolidated its local Venezuelan operations from its Consolidated Financial Statements. Management is continuously evaluating the conditions in Venezuela, and considers the deconsolidation as of October 2, 2015 to be appropriate considering the evolving macroeconomic deterioration in Venezuela, including a significant decrease of oil prices in the third quarter. The government intervention with respect to the Company and its operations has continued to increase further impeding its ability to effectively manage its operations. No U.S. dollars have been received by the Venezuelan subsidiary in over one year, despite significant efforts made by the Company. Over this same period, there has been an increase in government interventions and control over Venezuelan operations and as of the third quarter of 2015 the Company's copper production had been idled for approximately six months, and the aluminum was being produced at extremely low levels. Management concluded that given that these circumstances continuing for more than one year, it cannot be considered a temporary situation.  The Company expects its current operations in Venezuela will continue for the foreseeable future; however, the Company concluded it had lost the power to control the significant activities of the business in the third quarter of 2015. The Company continues to work proactively with the Venezuelan official agencies to ensure the Company fully understands and remains compliant with the Venezuelan policies.
There are a number of currency and other governmental restrictions on operations in Venezuela, which have evolved over time and may continue to evolve in the future. The government's intervention restricted product development, maintenance, purchasing, production scheduling, financing and capital structure decisions, product pricing and labor relations matters, all of which have resulted in a lack of control over the Company's operations in Venezuela. These evolving conditions have resulted in an other-than-temporary lack of exchange ability between the Venezuelan bolivar and U.S. dollar and have restricted the Company's Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars.
For accounting purposes, the Company's Venezuelan subsidiary operates under foreign exchange restrictions, controls, and other governmentally imposed uncertainties so severe that the Company lacks control of the Venezuelan subsidiary. Therefore, in accordance with the ASC 810 - Consolidation ("ASC 810"), effective October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in its Venezuelan subsidiary using the cost method of accounting. This change, which the Company made effective October 2, 2015, resulted in a third quarter one-time charge of $12.0 million. Beginning in the fourth quarter of 2015, the Company's financial results will only include U.S dollar payments received, if any, from its Venezuelan subsidiary. Accordingly, the Company will no longer include the results of its Venezuelan operations in future reporting periods. See Note 2 - Summary of Significant Accounting Policies for additional information.
Subsequent to the deconsolidation of the Company’s Venezuelan subsidiary under the majority voting interest framework on October 2, 2015, the subsidiary is considered a variable interest entity ("VIE").  The Company has concluded that it is not deemed to be the primary beneficiary, and accordingly is not consolidating the subsidiary. To assess whether the Company has the power to direct the activities of the subsidiary that most significantly impact the subsidiary’s economic performance, the Company considered all facts and circumstances, including identifying the activities that most significantly impact the subsidiary’s economic performance, and determining if it has power over those activities. The Company is not obligated to provide, nor has it provided, any financial support to its Venezuelan subsidiary subsequent to deconsolidation.  As such, the risk associated with its involvement in this VIE is limited to the carrying value of our investment in the entity, and any receivables due from the entity. As of December 31, 2015, the Company's maximum risk of loss related to this VIE in which we were not the primary beneficiary was zero.
Sales in Venezuela were less than 1% and 2% of our consolidated net sales for each of the years ended December 31, 2015 and 2014, respectively. Operating loss in Venezuela was 18% of our consolidated operating income for the year ended December 31, 2015 and operating loss in Venezuela was 35% of our consolidated operating loss for the year ended December 31, 2014, respectively.
At December 31, 2014, the Company’s total assets in Venezuela were approximately $43.0 million and total liabilities were approximately $51.0 million. At December 31, 2014, total assets included BsF denominated monetary assets of approximately $37.0 million, which consisted of approximately $31.0 million of cash, and approximately $2.0 million of accounts receivable. At December 31, 2014, total liabilities included BsF denominated monetary liabilities of approximately $7.0 million, which consisted primarily of accounts payable and other current and non-current accruals.
Venezuela is a highly inflationary economy under U.S. GAAP. As a result, prior to deconsolidation, the U.S. dollar had been the functional currency for the Company's subsidiary in Venezuela. A number of changes have been initiated in the Venezuelan exchange rate system, including changes that resulted in devaluations to their currency:
First quarter 2015 devaluation
A new Venezuelan currency exchange system, known as the “Marginal Currency System” (or “SIMADI”), opened for trading on February 12, 2015, replacing the previous SICAD 2 mechanism. Effective in the first quarter of 2015, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SIMADI rate since that is the rate the Company believed would have been applicable for future dividend remittances. In applying the SIMADI exchange rate of 192.7125 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $22.5 million which was included in Other income (expense) within the Consolidated Statements of Operations and Comprehensive Income (Loss).
Fourth quarter 2014 devaluation
In 2014, the Venezuelan government announced plans for a new currency exchange mechanism (“SICAD 2”) which allowed authorized foreign exchange operators, such as regulated banks and capital market brokers, to act as intermediaries in the sale or acquisitions of foreign currency. The SICAD 2 rate was intended to more closely resemble a market-driven exchange rate compared to the rates provided by Venezuela’s other regulated exchange mechanisms. Effective at December 31, 2014, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SICAD 2 rate since that is the rate the Company believed would have been applicable for future dividend remittances. In applying the December 31, 2014 SICAD 2 exchange rate of approximately 50 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $90.2 million which was included in Other income (expense) within the Consolidated Statements of Operations and Comprehensive Income (Loss).
First quarter 2014 devaluation
On January 24, 2014, the Venezuelan government announced the establishment of a dual exchange rate system. A rate of 6.30 BsF per U.S. dollar was to be applied to priority sectors, while other sectors of the economy were eligible to apply an exchange rate determined based on the results of the Venezuelan central bank’s system of weekly SICAD 1 currency auctions to a wider range of transactions. During January 2014, the Venezuelan government also announced the replacement of CADIVI with a new foreign currency administration, the National Center for Foreign Commerce (CENCOEX). Effective in the first quarter of 2014, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would have been remeasured at the SICAD 1 rate since that is the rate the Company believed would have been applicable for future dividend remittances. In applying the March 28, 2014 SICAD 1 exchange rate of 10.8 BsF per U.S. dollar to certain of its monetary assets and liabilities, the Company recorded a devaluation charge of $83.1 million which was included in Other income (expense) within the Consolidated Statements of Operations and Comprehensive Income (Loss).

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
Interest Rate Risk
The Company is subject to interest rate risk on its fixed and floating rate debt. As of December 31, 2015, $289.9 million of the Company’s debt and capital lease obligations of $1,078.6 million were subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt, assuming no changes in the Company’s financial structure, if market interest rates average 1% higher over the next twelve months than the market interest rates as of December 31, 2015, interest expense for the next twelve months would increase by approximately $3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
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
The Company enters into commodity instruments to hedge the purchase of copper, aluminum as well as other raw materials in future periods. Principal transactions hedged during the year were firm sales and purchase commitments. In 2015, the Company accounted for these commodity instruments as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
In 2015, the Company estimates that a 10% increase in copper and aluminum costs over current market prices, would have increased the Company's Cost of sales approximately $170 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum.
Foreign Currency Exchange Rate Risk
The Company operates in multiple countries throughout the globe; therefore, the Company is exposed to fluctuations in foreign currency exchange rates. The Company is exposed to transactional foreign currency risk, the risk when transactions not denominated in the functional currency in which the Company operates are revalued. The Company enters into foreign currency exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
In 2015, the Company accounted for these foreign currency exchange contracts as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).

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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2015 and 2014, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation loss of $275.6 million and $185.1 million, respectively. A 10% increase in the value of the US dollar relative to foreign currencies would increase the cumulative translation loss resulting in a cumulative translation loss of approximately $65 million in 2015. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks, particularly in the Company’s emerging or developing markets within its Latin America and Africa/Asia Pacific segments, which have historically been subject to considerable foreign currency exchange rate volatility. On October 2, 2015, the Company deconsolidated its Venezuelan subsidiary due to a lack of control over the Company's Venezuelan subsidiary and began accounting for the investment in the Venezuelan subsidiary using the cost method of accounting. See to Note 2 - Summary of Significant Accounting Policies for additional details.

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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures at a reasonable assurance level were effective as of December 31, 2015.

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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2015 using the framework established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 29, 2016

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information on the Company’s Executive Officers in Item 1 - Business – Executive Officers of the Registrant. Except as set forth in Item 1 - Business, the additional information required by this item, including information on the Directors of the Company, will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.
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
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2015, and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed, or furnished as applicable, as part of the 2015 Annual Report on Form 10-K:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2015, 2014 and 2013:

II. Valuation and Qualifying Accounts Page 118

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

General Cable Corporation

Signed:	February 29, 2016	By:	/s/ MICHAEL T. MCDONNELL
Michael T. McDonnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of General Cable Corporation and in the capacities and on the date indicated.

/s/ MICHAEL T. MCDONNELL	President, Chief Executive Officer and Director	February 29, 2016
Michael T. McDonnell	(Principal Executive Officer)

/s/ BRIAN J. ROBINSON	Executive Vice President and	February 29, 2016
Brian J. Robinson	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN E. WELSH, III *	Non-executive Chairman and Director	February 29, 2016
John E. Welsh, III

/s/ SALLIE B. BAILEY*	Director	February 29, 2016
Sallie B. Bailey

/s/ NED HALL *	Director	February 29, 2016
Ned Hall

/s/ GREGORY E. LAWTON *	Director	February 29, 2016
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT *	Director	February 29, 2016
Craig P. Omtvedt

/s/ PATRICK M. PREVOST *	Director	February 29, 2016
Patrick M. Prevost

* By /s/ EMERSON C. MOSER
Emerson C. Moser
Attorney - in -fact

Exhibit Index

Exhibit Number	Description
2.1
Purchase Agreement, dated as of June 25, 2015, by and between General Cable Corporation and MM Logistics Co., Ltd. (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015).

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015).
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

4.3.1
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

4.3.6
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

4.6
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

4.6.1
First Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of September 6, 2013 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 2013).

4.6.2
Second Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of November 8, 2013 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2013).

4.6.3
Third Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of March 30, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2015).

10.1*
General Cable Corporation 2008 Annual Incentive Plan, amended and restated as of January 1, 2013 (incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.2*
General Cable Corporation Deferred Compensation Plan (Amended and Restated Effective January 1, 2008) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2007).

10.3*
General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 16, 2005).

10.3.1*
Form of Nonqualified Stock Option Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.3.2*
Form of the Performance-Based Stock Unit Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.3.3*
Form of the Restricted Stock Agreement pursuant to the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 19, 2011).

10.3.4*
Form of Performance-Based Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2013).

10.3.5*
Form of Global Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014).

10.3.6*
Form of Global Performance Stock Unit Agreement under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014).

10.3.7*
Form of Global Stock Unit Agreement for Executives under the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015).

10.3.8*
Form of Global Performance Stock Unit Agreement under the General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2015).

10.4*
General Cable Corporation Executive Officer Severance Benefit Plan effective January 1, 2008 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.4.1*
Amendment No. 1 to General Cable Corporation Executive Officer Severance Benefit Plan effective August 1, 2014 (incorporated by reference to Exhibit 10.6.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.5*
Novation Agreement, dated as of December 19, 2007, between the Company and Brian J. Robinson (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007).

10.6(†)
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

10.6.1
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

10.6.2
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

10.6.3(††)
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

10.6.4*
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

10.6.5(†††)
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

10.6.6
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

10.6.7
Amendment No. 4 to Amended and Restated Credit Agreement, dated October 28, 2014 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.23.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.6.8
Amendment No. 5 to Amended and Restated Credit Agreement, dated March 9, 2015 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto, the several lenders and financial institutions party thereto, and JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 13, 2015)

10.6.9**
Amendment No. 6 to Amended and Restated Credit Agreement, dated February 9, 2016 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto, the several lenders and financial institutions party thereto, and JP Morgan Chase Bank, N.A, as Administrative Agent.

10.7*
General Cable Corporation 2014 Executive Officer Severance Plan effective August 1, 2014 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.8*
General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on March 30, 2015)

10.8.1*
Form of Stock Option Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.8.2*
Form of Restricted Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.8.3*
Form of Performance Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.8.4*
Form of Long Term Incentive Cash Award Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.8.5*
Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015).

10.8.6*,**	Form of Restricted Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan.
10.8.7*,**	Form of Performance Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan.
10.9*
Employee Secondment Offer Letter, dated April 21, 2014, between the Company and Robert Kenny (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 3, 2015).

10.10*
Offer Letter, dated June 4, 2015, by and between the Company and Michael McDonnell (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.11*
Consulting Services Agreement, dated June 29, 2015, by and between the Company and Gregory Kenny (incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 6, 2015).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in total equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 29, 2016

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Net sales	$4,225.1	$5,389.0	$5,781.3
Cost of sales	3,811.3	5,053.7	5,176.3
Gross profit	413.8	335.3	605.0
Selling, general and administrative expenses	390.8	410.0	429.2
Goodwill impairment charge	0.7	93.5	—
Intangible asset impairment charges	1.7	78.3	—
Operating income (loss)	20.6	(246.5)	175.8
Other income (expense)	(67.0)	(210.8)	(66.6)
Interest income (expense):
Interest expense	(94.7)	(113.4)	(122.1)
Interest income	1.8	3.3	6.0
	(92.9)	(110.1)	(116.1)
Income (loss) before income taxes	(139.3)	(567.4)	(6.9)
Income tax (provision) benefit	14.7	(6.6)	(30.5)
Equity in net earnings of affiliated companies	0.4	1.2	1.7
Net income (loss) from continuing operations	(124.2)	(572.8)	(35.7)
Net income (loss) from discontinued operations, net of tax	(11.6)	(70.2)	25.6
Net income (loss) including noncontrolling interest	(135.8)	(643.0)	(10.1)
Less: preferred stock dividends	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	(13.9)	(15.4)	7.7
Net income (loss) attributable to Company common shareholders	$(121.9)	$(627.6)	$(18.1)
Earnings (loss) per share - Net income (loss) from continuing operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(2.32)	$(11.74)	$(0.75)
Earnings (loss) per common share-assuming dilution	$(2.32)	$(11.74)	$(0.75)
Earnings (loss) per share - Net income (loss) from discontinued operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.17)	$(1.12)	$0.38
Earnings (loss) per common share-assuming dilution	$(0.17)	$(1.12)	$0.38
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(2.49)	$(12.86)	$(0.37)
Earnings (loss) per common share-assuming dilution	$(2.49)	$(12.86)	$(0.37)
Dividends per common share	$0.72	$0.72	$0.54
Comprehensive income (loss):
Net income (loss)	$(135.8)	$(643.0)	$(10.1)
Currency translation gain (loss)	(100.2)	(97.3)	(46.9)
Defined benefit plan adjustments, net of tax of $7.2 million in 2015, $14.6 million in 2014 and $16.8 million in 2013	15.1	(25.7)	32.0
Change in fair value of derivatives, net of tax of $0.2 million in 2013	—	—	0.3
Other, net of tax	—	(7.6)	—
Comprehensive income (loss), net of tax	$(220.9)	$(773.6)	$(24.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(22.2)	5.3	0.6
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(198.7)	$(778.9)	$(25.3)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	Dec 31, 2015	Dec 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$79.7	$136.7
Receivables, net of allowances of $17.6 million in 2015 and $20.3 million in 2014	686.9	895.1
Inventories	807.8	926.6
Deferred income taxes	—	24.0
Prepaid expenses and other	63.6	99.9
Current assets of discontinued operations	103.9	313.8
Total current assets	1,741.9	2,396.1
Property, plant and equipment, net	523.5	670.7
Deferred income taxes	20.6	18.4
Goodwill	22.2	22.8
Intangible assets, net	36.6	50.5
Unconsolidated affiliated companies	8.4	17.5
Other non-current assets	56.6	70.8
Non-current assets of discontinued operations	56.9	119.9
Total assets	$2,466.7	$3,366.7
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$411.4	$552.7
Accrued liabilities	331.4	379.9
Current portion of long-term debt	154.9	391.6
Current liabilities of discontinued operations	51.6	158.6
Total current liabilities	949.3	1,482.8
Long-term debt	923.7	933.9
Deferred income taxes	145.3	178.3
Other liabilities	185.6	228.7
Non-current liabilities of discontinued operations	1.7	16.0
Total liabilities	2,205.6	2,839.7
Commitments and Contingencies (See Note 19)
Redeemable noncontrolling interest	18.2	13.8
Total Equity:
Common stock, $0.01 par value, issued and outstanding shares:
2015 — 48,908,227 (net of 9,901,739 treasury shares) 2014 — 48,683,493 (net of 10,126,473 treasury shares)	0.6	0.6
Additional paid-in capital	720.5	714.8
Treasury stock	(180.1)	(184.3)
Retained earnings	27.2	184.4
Accumulated other comprehensive income (loss)	(340.2)	(263.4)
Total Company shareholders’ equity	228.0	452.1
Noncontrolling interest	14.9	61.1
Total equity	242.9	513.2
Total liabilities, redeemable noncontrolling interest and equity	$2,466.7	$3,366.7
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in millions)

	Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Cash flows of operating activities:
Net income (loss) attributable to Company common shareholders	$(121.9)	$(627.6)	$(18.1)
Preferred stock dividends	—	—	0.3
Net income (loss) attributable to noncontrolling interest	(13.9)	(15.4)	7.7
Net income (loss) including noncontrolling interest	(135.8)	(643.0)	(10.1)
Net (income) loss from discontinued operations, net of taxes	11.6	70.2	(25.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90.5	111.2	118.6
Amortization on restricted stock awards	—	0.9	0.9
Foreign currency exchange (gain) loss	52.6	200.8	57.7
Non-cash asset impairment charges	49.6	326.4	14.0
Convertible debt instruments noncash interest charges	2.0	1.7	21.9
Deferred income taxes	(24.6)	(7.8)	(2.0)
Venezuela deconsolidation charge	12.0	—	—
(Gain) loss on disposal of subsidiaries	10.0	—	—
(Gain) loss on disposal of property	2.8	2.5	3.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	110.3	8.2	(50.8)
(Increase) decrease in inventories	25.0	113.0	(5.9)
(Increase) decrease in other assets	29.6	25.9	(9.8)
Increase (decrease) in accounts payable	(39.3)	(69.0)	(64.3)
Increase (decrease) in accrued and other liabilities	(21.2)	(46.4)	(49.2)
Net cash flows of operating activities from continuing operations	175.1	94.6	(0.9)
Net cash flows of operating activities from discontinued operations	23.8	38.6	39.1
Net cash flows of operating activities	198.9	133.2	38.2
Cash flows of investing activities:
Capital expenditures	(56.5)	(80.8)	(81.0)
Proceeds from properties sold	1.0	18.8	0.4
Reduction of cash due to Venezuela deconsolidation	(8.2)	—	—
Disposal of a subsidiary, net of cash disposed of	1.9	—	—
Acquisitions, net of cash acquired	—	—	(6.9)
Other	0.1	(0.2)	0.8
Net cash flows of investing activities from continuing operations	(61.7)	(62.2)	(86.7)
Net cash flows of investing activities from discontinued operations	72.2	46.2	(7.9)
Net cash flows of investing activities	10.5	(16.0)	(94.6)
Cash flows of financing activities:
Dividends paid to shareholders	(35.3)	(35.4)	(27.0)
Proceeds from debt	2,942.1	2,686.2	1,629.6
Repayments of debt	(3,165.6)	(2,739.7)	(1,337.6)
Settlement of long term debt including fees and expenses	—	—	(355.0)
Purchase of noncontrolling interest	—	(0.7)	(4.0)
Dividends paid to noncontrolling interest	(0.2)	(0.7)	(0.4)
Repurchase of common shares	—	(30.7)	(19.5)
Proceeds from exercise of stock options	0.2	0.3	0.7
Net cash flows of financing activities from continuing operations	(258.8)	(120.7)	(113.2)
Net cash flows of financing activities from discontinued operations	(0.5)	(2.4)	(9.2)
Net cash flows of financing activities	(259.3)	(123.1)	(122.4)
Effect of exchange rate changes on cash and cash equivalents	(43.5)	(205.8)	(24.7)
Cash held for sale	—	(1.3)	—
Increase (decrease) in cash and cash equivalents	(93.4)	(213.0)	(203.5)
Cash and cash equivalents — beginning of year	205.8	418.8	622.3
Cash and cash equivalents — end of year	112.4	205.8	418.8
Less cash and cash equivalents of discontinued operations	32.7	69.1	98.3
Cash and cash equivalents of continuing operations – end of year	$79.7	$136.7	$320.5
Supplemental Information
Cash paid during the year for:
Income tax payments	$12.5	$16.4	$28.0
Interest paid	$84.8	$108.2	$90.1
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$13.3	$16.7	$20.8
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity (dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Preferred Stock		Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Income/(Loss)	Equity	Interest
Balance, December 31, 2012	$1,448.2	76	$3.8	49,693	$0.6	$676.7	$(137.0)	$892.2	$(104.6)	$1,331.7	$116.5
Comprehensive income (loss)	(24.7)							(17.8)	(7.5)	(25.3)	0.6
Common stock dividends paid ($0.54 per share)	(26.7)							(26.7)		(26.7)
Preferred stock dividends paid	(0.3)							(0.3)		(0.3)
Stock option and RSU expense	12.0					12.0				12.0
Exercise of stock options	0.6			51		(0.1)	0.7			0.6
Treasury shares related to nonvested stock vesting	(1.0)			(32)			(1.0)			(1.0)
Amortization of nonvested shares	1.0					1.0				1.0
Excess tax benefits (deficiencies) from stock-based compensation	(0.7)					(0.7)				(0.7)
Purchase of noncontrolling interest	(4.0)					8.2				8.2	(12.2)
Dividends paid to noncontrolling interest	(5.3)									—	(5.3)
Repurchase of shares	(19.5)			(597)			(19.5)			(19.5)
Conversion of Preferred Stock	—	(76)	(3.8)	384		3.8				—
Other	0.2			99		(1.3)	1.5			0.2
Balance, December 31, 2013	$1,379.8	—	$—	49,598	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$1,280.2	$99.6
Comprehensive income (loss)	(773.6)							(627.6)	(151.3)	(778.9)	5.3
Common stock dividend ($0.72 per share)	(35.4)							(35.4)		(35.4)
Sale of subsidiaries - noncontrolling interest	(31.5)									—	(31.5)
Stock option and RSU expense	14.5					14.5				14.5
Exercise of stock options	0.3			20		(0.1)	0.4			0.3
Treasury shares related to nonvested stock vesting	(1.8)			(63)			(1.8)			(1.8)
Amortization of nonvested shares	0.2					0.2				0.2
Excess tax benefits (deficiencies) from stock-based compensation	(0.5)					(0.5)				(0.5)
Purchase of noncontrolling interest	(0.7)					(1.9)				(1.9)	1.2
Dividends paid to noncontrolling interest	(6.2)									—	(6.2)
Repurchase of shares	(30.7)			(1,000)			(30.7)			(30.7)
Other	(1.2)			128		3.0	3.1			6.1	(7.3)
Balance, December 31, 2014	$513.2	—	$—	48,683	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$452.1	$61.1
Comprehensive income (loss)	(220.9)							(121.9)	$(76.8)	(198.7)	(22.2)
Common stock dividend ($0.72 per share)	(35.3)							(35.3)		(35.3)
Sale of subsidiaries - noncontrolling interest	(21.5)									—	(21.5)
Stock option and RSU expense	7.5					7.5				7.5
Exercise of stock options	0.2			18		(0.1)	0.3			0.2
Treasury shares related to nonvested stock vesting	(0.7)			(56)			(0.7)			(0.7)
Excess tax benefits (deficiencies) from stock-based compensation	(1.7)					(1.7)				(1.7)
Dividends paid to noncontrolling interest	(2.5)									—	(2.5)
Other	4.6			263			4.6			4.6
Balance, December 31, 2015	$242.9	—	$—	48,908	$0.6	$720.5	$(180.1)	$27.2	$(340.2)	$228.0	$14.9
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation (the Company) is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. Accordingly, the Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Additional financial information regarding the segments appears in Note 18 - Segment Information. As of December 31, 2015, General Cable operated 42 manufacturing facilities in 19 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Company’s consolidated financial statements include the accounts of wholly-owned subsidiaries and majority-owned controlled subsidiaries. The Company records its investment in each unconsolidated affiliated Company (generally 20-50 percent ownership in which it has the ability to exercise significant influence) at its respective equity in net assets. Other investments (generally less than 20 percent ownership) are recorded at cost. All intercompany transactions and balances among the consolidated companies have been eliminated.
Prior to October 2, 2015, the Company included the results of the Venezuelan operations in the Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows are reflected in the historical Consolidated Financial Statements using a combination of official exchange rates, with imports of copper at the essential finished goods rate of 6.30 bolivars per U.S. dollar and the SICAD 1 rate and the remaining business at the SICAD 1, SICAD 2 and SIMADI rates. Evolving conditions in Venezuela, including currency exchange regulations which reduced access to dollars through currency exchange markets and local market dynamics, have resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and have restricted the Company's Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. Additionally, the existence of other governmental limitations have restricted the Company's ability to control its Venezuelan operations and as of the third quarter of 2015 the Company's copper production had been idled for approximately six months, and the aluminum was being produced at extremely low levels. The currency and other controls in Venezuela have significantly limited the Company's ability to realize the benefits from earnings of the Company’s Venezuelan operations and to access the resulting liquidity provided by those operations. The Company expects that this condition will continue for the foreseeable future. For accounting purposes, this lack of exchangeability and governmental restrictions on operations have resulted in a lack of control over the Company's Venezuelan subsidiary. Management has continuously evaluated the conditions in Venezuela, and concluded to deconsolidate as of October 2, 2015, considering the evolving macroeconomic deterioration in Venezuela, including a significant decrease of oil prices in the third quarter, further government intervention with respect to the Company and its operations impeding its ability to effectively manage its operations. No U.S. dollars have been received by the Venezuelan subsidiary in over one year, despite significant efforts made by the Company. Management concluded in the third quarter that given that these circumstances, it cannot be considered a temporary situation. Therefore, in accordance with ASC 810, the Company deconsolidated its Venezuelan subsidiary and began accounting for the investment in the Venezuelan subsidiary using the cost method of accounting.
This change, which the Company made effective October 2, 2015, resulted in a third quarter one-time charge of $12.0 million recorded in the SG&A caption on the Consolidated Statements of Operations and Comprehensive Income (Loss) to recognize the fair value of the cost method investment, resulting in full impairment. Such impairment was recorded in the Company's European reportable segment, which is due to the legal ownership structure of the Venezuelan subsidiary. There were no foreign currency translation gains or losses previously recorded in accumulated other comprehensive income as the US dollar was the functional currency of the Venezuelan subsidiary. The Company's Venezuelan operations’ cash balance of $8.2 million at the date of deconsolidation (previously measured using the SIMADI exchange rates), is no longer reported in Cash and cash equivalents in the Company's Consolidated Balance Sheet. There were no intercompany receivables due from the Venezuelan subsidiary at December 31, 2015. At December 31, 2015, there was an intercompany payable of $2.9 million from the Company's Peru subsidiary that was reclassified to a trade payable in the Company's Consolidated Balance Sheet.
Since October 2, 2015, the Company's financial results have not included the operating results of its Venezuelan subsidiary. The Company's financial results will only include U.S. dollar payments received from its Venezuelan subsidiary. Dividends, if any, from the Venezuelan subsidiary are recorded as operating income upon receipt of the cash. We will continue to monitor the conditions in Venezuela and may return to consolidating our Venezuelan subsidiary should the Company’s ability to exert operational control return, as defined under US GAAP accounting rules. As of December 31, 2015, there have been no material developments in the conditions in Venezuela, including currency controls and governmental restrictions on operations, and this cost method investment has zero carrying value.
Variable Interest Entities
The Company evaluates all of our interests in variable interest entities (“VIEs”) for consolidation. When our interests are determined to be variable interests, we assess whether we are deemed to be the primary beneficiary of the VIE.  The primary beneficiary of a VIE is required to consolidate the VIE. ASC 810 defines the primary beneficiary as the party that has both (i) the power to direct the activities of the VIE that most significantly impact its economic performance, and (ii) the obligation to absorb losses and the right to receive benefits from the VIE which could be potentially significant. The Company considers its variable interests as well as any variable interests of its related parties in making this determination. Where both of these factors are present, the Company is deemed to be the primary beneficiary and it consolidates the VIE. Where either one of these factors is not present, the Company is not the primary beneficiary and does not consolidate the VIE.
The Company performs ongoing reassessments of: (1) whether any entities previously evaluated under the majority voting interest framework have become VIEs, based on certain events, and therefore subject to the VIE consolidation framework, and (2) whether changes in the facts and circumstances regarding our involvement with a VIE causes our consolidation conclusion regarding the VIE to change.
Subsequent to the deconsolidation of the Company’s Venezuelan subsidiary under the majority voting interest framework on October 2, 2015, the subsidiary is considered a VIE. The Company concluded that it is not deemed to be the primary beneficiary, and accordingly does not consolidate this subsidiary.  To assess whether the Company has the power to direct the activities of the subsidiary that most significantly impact the subsidiary’s economic performance, the Company considered all facts and circumstances, including identifying the activities that most significantly impact the subsidiary’s economic performance, and determining if the Company has power over those activities.
The Company is not obligated to provide, nor has it provided, any financial support to its Venezuelan subsidiary subsequent to deconsolidation.  As such, the risk associated with the Company's involvement in this VIE is limited to the carrying value of the Company's investment in the entity, and any receivables due from the entity. As of December 31, 2015, the Company's maximum risk of loss related to VIEs in which the Company was not the primary beneficiary was zero.
Discontinued Operations
The Company evaluates long-lived assets that have been sold, to be sold or abandoned to determine if the results of the business should classified as discontinued operations in accordance with ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." During the year ended December 31, 2015, the Company determined the disposals of the PDP and PDEP, Fiji, Keystone and Thailand businesses combined with the businesses held for sale (the remaining Asia Pacific Operations) result in the Company’s disposal of a major geographical area, Asia Pacific. This disposal is considered a strategic shift that has and will have a major effect on the Company's operations and financial results; therefore, the results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis.
As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. As of December 31, 2015, the Company determined that the remaining businesses in the Africa/Asia Pacific segment, the Africa businesses, did not meet the held for sale criteria set forth in ASC 360 primarily driven by management’s belief that the probability of a sale within one year is uncertain. The financial results of the Company's Africa businesses are presented as continuing operations in the Consolidated Financial Statements for all periods presented. Refer to Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations for additional details.
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
Historically, the Company has not experienced material changes in estimates as it relates to the revenue recognized under the percentage of completion method. However, in 2014, the Company completed a number of critical project milestones related to one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility and resolved certain claims with the customer. As a result the Company determined to no longer use the zero-profit method of accounting for this project, which had been used due to certain project failures. Based on this change in estimate and the resolution of certain claims, the Company's gross profit increased $18.3 million in the year ended December 31, 2014. There was no material impact to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2013 or 2015.
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
Stock-Based Compensation
The Company has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The appropriate fair value model is used for valuing share-based payments and in determining the amortization method for the compensation cost for new awards, and to awards modified, repurchased or canceled after January 1, 2006. Information on General Cable’s equity compensation plans and additional information on compensation costs from stock-based compensation are described in Note 15 - Share-Based Compensation.
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
In 2015, the Company recognized asset-related charges of $17.7 million related to the Company's restructuring programs and $30.7 million related to the Company's Algerian operations. In the year ended December 31, 2014, the Company recorded asset-related costs of $104.2 million related to the Company's July 2014 restructuring program, recorded asset impairment charges of $13.1 million related to a Brazil rod mill plant and $29.3 million related to the Venezuela operations. See Note 4 - Restructuring and Note 7 - Property, Plant and Equipment for additional details.
The Company evaluates long-lived assets to be sold or abandoned to determine if the long-lived assets shall be classified as held for sale. In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific. As a part of this plan, the Company completed the sale its interest in PDP and PDEP in the fourth quarter of 2014, completed the sale of its interests in Fiji and Keystone in the first quarter of 2015 and completed the sale of its Thailand operations in the third quarter of 2015. The Company reviewed each disposal group in the Company's Africa/Asia Pacific reportable segment to determine if the assets should be considered held for sale.
As of December 31, 2015, the Company determined that the remaining Asia Pacific Operations continued to meet the held for sale criteria set forth in ASC 360 to be classified as held for sale. Refer to Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations for additional details.
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
In the year ended December 31, 2014, the Company recognized impairment charges equal to the total recorded PDIC reporting unit goodwill of $93.5 million and the Company recognized $73.0 million of impairment charges related to the PDIC trade name. Our annual impairment test for both remaining goodwill and indefinite lived intangibles assets after the 2014 impairment charges indicated there was no impairment. However, future changes in judgments, assumptions and estimates that are used in our annual impairment testing, including discount and tax rates, future cash flow projections, or the long term growth rate could result in significantly different estimates of fair value; therefore, such changes could materially affect the financial statements in any given year.

Intangible assets that are not deemed to have an indefinite life, principally customer relationships and tradenames, are amortized over their useful lives based on the expected economic benefit consistent with the historical customer attrition rates.
Severance Expenses
In 2015 and 2014, the Company announced restructuring plans. As a result, the Company has incurred restructuring costs which include employee separation costs. The charges relate to involuntary separations and the amounts are based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or as charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712"). The charges are recognized when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. Management estimates must be applied to determine when it is appropriate to record restructuring accruals as well as assumptions in calculating the restructuring accruals as employees could choose to voluntarily leave the Company, forfeiting termination benefits. To the extent these assumptions and estimates change, there could be future subsequent adjustments to the accrual balance.
Long-Term Debt
In accordance with ASC 470, convertible debt instruments that may be settled in cash or other assets, or partially in cash, upon conversion, are separately accounted for as long-term debt and equity components (or conversion feature). The accounting applies to the Subordinated Convertible Notes. The debt component represents the Company’s contractual obligation to pay principal and interest and the equity component represents the Company’s option to convert the debt security into equity of the Company or the equivalent amount of cash. Upon issuance, the Company allocated the debt component on the basis of the estimated fair value of an identical debt instrument that it would issue excluding the convertible option and the remaining proceeds are allocated to the equity component. The bifurcation of the debt and equity components resulted in a debt discount for the aforementioned notes. In accordance with ASC 470, the Company uses the interest method to amortize the debt discount to interest expense over the amortization period which is the expected life of the debt.
Derivative Financial Instruments
It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage interest rate, commodity and foreign currency risk. In the normal course of business, the Company occasionally enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. At December 31, 2015, there were no derivatives that were designated as cash flow hedges.
Fair Value of Financial Instruments
The Company carries derivative assets, derivative liabilities and marketable equity securities held in a rabbi trust as part of the Company’s deferred compensation plan at fair value. The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement ("ASC 820").
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
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims in 2015 and 2014. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (refer to Note 19 - Commitments and Contingencies for information relating to the release of one of these insurers during 2006). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with certain exceptions in European, Mediterranean and Asian markets. Certain automotive aftermarket customers of the Company receive payment terms ranging from 45 days to 360 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2015, 2014 and 2013 was $3.2 million, $4.9 million and $6.3 million, respectively.
In North America, the Company has centralized the purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of favorable purchase terms from suppliers. In 2015, the Company’s largest supplier of copper rod accounted for approximately 75% of its North American copper purchases while the largest supplier of aluminum rod accounted for approximately 50% of its North American aluminum purchases. In Latin America, the Company has centralized the purchasing of its copper to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2015, the Company's largest supplier of copper rod in the region accounted for approximately 60% of its Latin American copper purchases. The Company's European and Africa and Asia Pacific operations purchase copper and aluminum rod from many suppliers or brokers with each generally providing a small percentage of the total copper and aluminum rod purchased or internally produce copper and aluminum rod for production needs.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2015, the Company had recorded a net deferred tax liability of $124.7 million ($20.6 million net deferred tax asset less $145.3 million net deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2015, the Company recorded a valuation allowance of $139.5 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.

The Company operates in multiple jurisdictions with complex tax policies and regulations. In certain jurisdictions, the Company has taken tax positions that it believes are supportable, but which could be subject to challenge by the tax authorities. These tax positions are evaluated and liabilities for uncertain tax positions are established in accordance with the ASC 740 accounting guidance. The status of uncertain tax positions is reviewed in light of changing facts and circumstances, such as tax audits, rulings, and case law, and the related liabilities are adjusted accordingly.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line item in the Consolidated Balance Sheets.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $112.3 million, $145.9 million and $148.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $10.2 million, $13.6 million and $12.8 million in 2015, 2014 and 2013, respectively.
New Accounting Pronouncements
During the year ended December 31, 2015, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the consolidated financial statements.
The following accounting pronouncements were adopted and became effective with respect to the Company in 2015 and 2014:
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This update provides guidance on simplifying the presentation of deferred income taxes. Prior to the adoption of ASU 2015-17, deferred income tax liabilities and assets are separated into current and noncurrent amounts while ASU 2015-17 amends the standard to require that deferred tax liabilities and assets be classified as noncurrent. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected early adoption of the standard on a prospective basis and implemented ASU 2015-17 for the year ended December 31, 2015. Adoption of this ASU resulted in reclassifications of current deferred tax assets and current deferred tax liabilities to non-current in the Company's Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which raises the threshold for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The revised accounting guidance applies prospectively to all disposals (or classifications as held for sale) of components of an entity and for businesses that, upon acquisition, are classified as held for sale on or after adoption. Early adoption is permitted for disposals (or classifications as held for sale) that have not been previously reported in financial statements. The Company elected to early adopt the guidance and implemented ASU 2014-08 for the year ended December 31, 2014. The effects of applying the revised guidance will vary based upon the nature and size of future disposal transactions. It is expected that fewer disposal transactions will meet the new criteria to be reported as discontinued operations. For the year ended December 31, 2015, the Company reported the results of the Asia Pacific businesses as discontinued operations; refer to Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations. The Company will continually evaluate the status of discontinued operations each quarter to ensure compliance with ASU 2014-08 requirements.
The following recently issued accounting pronouncements will become effective in future periods with respect to the Company:
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)."  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is in the process of evaluating the impact of the new guidance on its Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The Company has not selected a transition method and is evaluating the impact that the standard will have on its Consolidated Financial Statements and related disclosures. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)", which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The Company will adopt this standard on January 1, 2018.

3. Assets and Liabilities Held for Sale and Discontinued Operations
In October 2014, the Company announced the intent to divest all of the Company's operations in Africa and Asia Pacific in order to simplify the Company's geographic portfolio and reduce operational complexity. The October divestiture plan is focused on the sale and closure of the Company's non-core assets. The Company expects to incur approximately $14 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Such amounts are reflected in the North America segment. For the year ended December 31, 2015, the Company recognized $3.4 million. The charges were immaterial for the year ended December 31, 2014.
As part of this plan, the Company recognized the following:

•
On June 25, 2015, the Company announced it reached a definitive agreement to sell its Asia Pacific operations consisting of Thailand, Alcan (Tianjin) Alloy Products ("China"), General Cable New Zealand Limited ("New Zealand") and General Cable Australia Pty. Ltd ("Australia") in a two-step process, with close on sale of the Thailand operations on August 31, 2015 and expected close on the China, New Zealand and Australia operations (together "the remaining Asia Pacific Operations") on September 30, 2015. On August 31, 2015, the Company completed the sale of its Thailand operations for cash consideration of approximately $88 million. The pre-tax gain recognized in the year ended December 31, 2015 from the disposition of Thailand was $14.5 million, which included post-closing working capital adjustments. On September 29, 2015, the Company received notice from the buyer that certain closing conditions of the definitive agreement to sell were unsatisfied or incapable of satisfaction and terminated the purchase agreement for the remaining Asia Pacific Operations.

•
In the first quarter of 2015, the Company completed the sale of its 51% interest in Fiji for cash consideration of $9.3 million. The pre-tax loss recognized in the year ended December 31, 2015 from the disposition of Fiji was $2.6 million.

•
In the first quarter of 2015, the Company completed the sale of its 20% interest in Keystone for cash consideration of $11.0 million. The pre-tax gain recognized in the year ended December 31, 2015 from the disposition of Keystone was $3.6 million.

•
In the fourth quarter of 2014, the Company completed the sale of its interest in PDP and PDEP for cash consideration of $67.1 million. The pre-tax gain on the sale from the disposition of PDP and PDEP recognized in the year ended December 31, 2014 was $17.6 million.

As of December 31, 2015, the Company has initiated actions to respond to the termination of the definitive agreement to sell the remaining Asia Pacific Operations and is actively marketing the assets at a price that is reasonable given the termination of this agreement. During the year ended December 31, 2015, the Company determined that the remaining Asia Pacific Operations met the held for sale criteria set forth in ASC 360 - Property, Plant and Equipment to be classified as held for sale. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and depreciation is ceased. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction, composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.
As of December 31, 2015, the Company determined that the remaining businesses in the Africa/Asia Pacific segment, the Africa businesses, did not meet the held for sale criteria set forth in ASC 360 primarily driven by management’s belief that the probability of a sale within one year is uncertain.
Consistent with the conclusion reached in the second and third quarters of 2015, as of December 31, 2015, the Company determined the disposals of the PDP and PDEP, Fiji, Keystone and Thailand businesses combined with the businesses held for sale (the Asia Pacific Operations) result in the Company’s disposal of a major geographical area, Asia Pacific. This disposal is considered a strategic shift that has and will have a major effect on the Company's operations and financial results; therefore, the results of the Asia Pacific Operations have been reclassified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis. As a result of the Company’s strategic shift out of the Asia Pacific Operations, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. The financial results of the Company's Africa businesses are presented as continuing operations in the Consolidated Financial Statements.

The results of operations, financial position and cash flows for the Asia Pacific Operations are separately reported as discontinued operations for all periods presented. Included in Net income (loss) from discontinued operations, net of taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss) were the following (in millions):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net sales	$289.4	$590.8	$639.9
Cost of sales (1)	270.8	532.9	541.2
Gross profit	18.6	57.9	98.7
Selling, general and administrative expenses	36.0	58.3	62.8
Goodwill impairment charge	3.2	61.6	—
Intangible asset impairment charges	—	20.5	—
Operating income (loss)	(20.6)	(82.5)	35.9
Other income (expense)	(5.3)	(2.1)	(0.1)
Interest expense, net	(1.4)	(1.7)	(1.9)
Pre-tax gain on the disposal of discontinued operations	15.5	17.6	—
Income (loss) before income taxes	(11.8)	(68.7)	33.9
Income tax (provision) benefit	0.1	(1.7)	(8.3)
Equity in net earnings of affiliated companies	0.1	0.2	—
Net income (loss) including noncontrolling interest	$(11.6)	$(70.2)	$25.6
(1) Based on the estimated expected sales price of the India operations and in accordance with ASC 360, the Company recorded an impairment loss in cost of sales of $13.6 million in the year ended December 31, 2015. As part of the Company's strategic review and asset optimization plans, announced in the second quarter of 2014, the Company recorded an asset impairment charge in cost of sales of $16.5 million in the year ended December 31, 2014, based on the review of its India asset group in accordance with ASC 360.
The pre-tax loss attributable to the parent for the Asia Pacific Operations for the years ended December 31, 2015 and December 31, 2014 was $8.2 million and $53.9 million, respectively. The pre-tax gain attributable to the parent for the Asia Pacific Operations for the year ended December 31, 2013 was $24.9 million.

Financial information for assets and liabilities held for sale were the following (in millions):

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$32.7	$69.1
Receivables, net of allowances	28.5	111.9
Inventories	38.6	92.2
Deferred income taxes	—	8.4
Prepaid expenses and other	4.1	32.2
Total current assets	103.9	313.8
Property, plant and equipment, net	39.7	87.7
Deferred income taxes	10.3	6.4
Goodwill	—	3.3
Intangible assets, net	—	14.6
Other non-current assets	6.9	7.9
Total assets	$160.8	$433.7
Liabilities
Current liabilities:
Accounts payable	$17.3	$119.4
Accrued liabilities	21.1	27.3
Current portion of long-term debt	13.2	11.9
Total current liabilities	51.6	158.6
Deferred income taxes	0.2	4.7
Other liabilities	1.5	11.3
Total liabilities	$53.3	$174.6
4. Restructuring
November 2015 restructuring program
In the fourth quarter of 2015, the Company committed to a new a strategic roadmap targeting growth and improvement in market positions, improvement to its overall cost position, enhancement of organizational capabilities, alignment of its organization structure and cultivation of a high-performance culture. This effort will be launched in a phased approach and is expected to continue over the next several years. This new strategic roadmap may result in the exit or disposal of certain businesses or production.
The Company expects to incur approximately $30 million in before-tax restructuring charges; $18 million in the North America segment, $8 million in the Europe segment and $4 million in the Latin America segment. For the year ended December 31, 2015, aggregate and total costs incurred were $8.6 million. For the year ended December 31, 2015, aggregate and total costs incurred were $0.1 million in the North America segment, $6.7 million in the Europe segment and $1.8 million in the Latin America segment. For the year ended December 31, 2015, approximately $6.8 million of these charges were recorded in the Cost of sales caption and $1.8 million were recorded in SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
July 2014 restructuring program
In July 2014, the Company announced a comprehensive restructuring program. As of December 31, 2015, this program is substantially complete and future estimated costs are expected to be immatieral. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally. Costs incurred as part of the restructuring program related to the Company's Asia Pacific Operations are not included below as the costs associated with these exit or disposal activities are included within the results of discontinued operations.

As part of the restructuring program, in the second quarter of 2015, the Company completed the disposal of a subsidiary in Spain for cash consideration of $1.8 million. The pre-tax loss on the sale from the disposition in the second quarter was $11.0 million. This sale did not represent a strategic shift; therefore, the results are not presented as discontinued operations. This loss is included as asset-related restructuring costs in the Europe segment for the year ended December 31, 2015 and is recognized in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
For the years ended December 31, 2015 and 2014, the Company incurred charges of $41.9 million and $151.1 million, respectively. For the years ended December 31, 2015 and 2014, costs incurred were $11.9 million and $6.8 million in the North America segment, $22.1 million and $115.6 million in the Europe segment and $7.9 million and $28.7 million in the Latin America segment, respectively. For the years ended December 31, 2015 and 2014, approximately $17.2 million and $136.9 million of these charges were recorded in the Cost of sales caption and $24.7 million and $14.2 million were recorded in SG&A expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. The Company also incurred other costs as outlined below. For the year ended December 31, 2015, aggregate costs incurred were $18.7 million in the North America segment, $137.7 million in the Europe segment and $36.6 million in the Latin America segment.
Changes in the restructuring reserve and activity for the years ended December 31, 2015 and 2014 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Balance, December 31, 2013	$—	$—	$—	$—
Net provisions	$38.3	$104.2	$8.6	$151.1
Net benefits charged against the assets and other	—	(104.2)	(7.0)	(111.2)
Payments	(3.9)	—	(0.6)	(4.5)
Foreign currency translation	(2.0)	—	—	(2.0)
Balance, December 31, 2014	$32.4	$—	$1.0	$33.4
Net provisions	$11.9	$15.8	$14.2	$41.9
Net benefits charged against the assets and other	(2.8)	(15.8)	(4.4)	(23.0)
Payments	(30.8)	—	(7.6)	(38.4)
Foreign currency translation	(3.1)	—	(0.2)	(3.3)
Balance, December 31, 2015	$7.6	$—	$3.0	$10.6
Total aggregate costs to date	$50.2	$120.0	$22.8	$193.0
Employee Separation Costs
The Company recorded employee separation costs of $11.9 million and $38.3 million for the years ended December 31, 2015 and 2014, respectively. The employee separation charges were $8.2 million and $2.2 million in North America, $2.7 million and $33.4 million in Europe and $1.0 million and $2.7 million in Latin America for the years ended December 31, 2015 and 2014, respectively.
Employee separation costs include severance, retention bonuses and pension costs. As of December 31, 2015, employee separation costs included severance charges for approximately 1,170 employees; approximately 930 of these employees were classified as manufacturing employees and approximately 240 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations and the amounts are based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 or as charges for contractual termination benefits under ASC 712.
Asset-Related Costs
The Company recorded asset-related restructuring costs of $15.8 million and $104.2 million for the years ended December 31, 2015 and 2014, respectively. The long-lived asset impairment charges were $0.6 million and $3.2 million in North America, $10.8 million and $80.1 million in Europe and $4.4 million and $20.9 million in Latin America for the years ended December 31, 2015 and 2014, respectively.
Asset-related costs consist of asset write-downs, accelerated depreciation and the loss on the sale of a subsidiary in Spain. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value.

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
Other Costs
The Company recorded other restructuring-type charges of $14.2 million and $8.6 million for the years ended December 31, 2015 and 2014, respectively. The other restructuring-type charges were $3.1 million and $1.4 million in North America, $8.6 million and $2.1 million in Europe and $2.5 million and $5.1 million in Latin America for the years ended December 31, 2015 and 2014, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.
5. Other Income (Expense)
Other income and expense primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and Venezuela devaluation charges. During 2015, 2014 and 2013, the Company recorded losses of $67.0 million, $210.8 million and $66.6 million, respectively.
For 2015, other expense was primarily attributable the adoption of the of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet, which resulted in an expense of $22.9 million, $32.4 million related to foreign currency transaction losses, and $11.7 million related to losses on derivative instruments that were not designated as cash flow hedges.
For 2014, other expense was primarily attributable to $83.1 million in charges related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the 6.30 BsF per U.S. dollar rate to the SICAD 1 rate, $90.2 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the SICAD 1 rate to the SICAD 2 rate, $28.4 million of foreign currency transaction losses, and losses of $3.8 million on derivative instruments which were not designated as cash flow hedges.
For 2013, other expense was primarily attributable to $40.9 million related to the Venezuela currency devaluation, $4.6 million of foreign currency transaction losses which includes $17.0 million in foreign exchange gains related to copper imports in Venezuela that were approved at the 4.30 BsF per U.S. dollar rate prior to currency devaluation on February 13, 2013, and losses of $21.1 million on derivative instruments that were not designated as cash flow hedges and ineffectiveness on derivatives designated as cash flow hedges.
Refer to Note 2 - Summary of Significant Accounting Policies for more information related regarding the Company's Venezuelan operations.

6. Inventories
As of December 31, 2015, all inventories are stated at the lower of cost or market value and consisted of the following (in millions):

	Dec 31, 2015	Dec 31, 2014
Raw materials	$175.3	$206.6
Work in process	122.5	144.4
Finished goods	510.0	575.6
Total	$807.8	$926.6
At December 31, 2015 and 2014, the Company had approximately $18.6 million and $26.4 million, respectively, of consignment inventory at locations not operated by the Company with approximately 80% of the consignment inventory located throughout the United States and Canada.
During 2014, the Venezuelan subsidiary recorded $9.5 million of lower of cost or market charges that were recognized within the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). These charges are due to translation of local sales at higher foreign currency exchange rates that are subject to sales price caps under the new price controls law while the Company's cost for the copper component of its inventory is based on copper purchases at rates lower than the rates used to translate the financial results at the Company's Venezuela subsidiary. Therefore, management reduced Venezuela's inventory value to expected sales price (market value), which was lower than the recorded cost basis. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the Company's Venezuelan operations.
7. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2015	Dec 31, 2014
Land	$47.1	$60.3
Buildings and leasehold improvements	189.7	228.6
Machinery, equipment and office furnishings	734.3	819.9
Construction in progress	25.7	35.3
Total — gross book value	996.8	1,144.1
Less accumulated depreciation	(473.3)	(473.4)
Total — net book value	$523.5	$670.7
Depreciation expense totaled $80.0 million, $99.1 million and $107.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
2015 Algeria Asset Impairment
In October 2014, the Company announced its intent to divest all of the Company's operations in Africa and Asia Pacific in order to simplify the Company's geographic portfolio and reduce operational complexity. This was considered a significant change for the related asset groups and caused the Company to perform asset impairment recoverability analysis in accordance with ASC 360. Beginning in the fourth quarter of 2014, management, using a probability weighted average approach, had been evaluating its undiscounted expected future cash flows based on internal financial projections developed by management and consideration of non-binding sales offers received from possible external buyers. During quarters prior to the fourth quarter of 2015, based on the internal projections developed by management and consideration of non-binding sales offers, the Company determined that the undiscounted expected future cash flows of the Algerian operations were greater than the carrying value of the assets.
In the fourth quarter of 2015, the Algerian financial outlook deteriorated due to a significant decline in the oil and gas market, which is a major component of the Algerian economy. Based on updated internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. A valuation of the Algeria machinery and equipment and real property assets was performed to determine the fair value utilizing standard valuation approaches, which incorporate Level 3 inputs. Development of estimates of fair values in this circumstance is complex and is dependent upon, among other factors, the nature of the potential sales transaction, composition of assets, comparability to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Based on the results of the analysis, the Company recorded an impairment charge of $30.7 million in the fourth quarter of 2015. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Algerian results are reported within the Africa/Asia Pacific reportable segment.
2014 Venezuela Asset Impairment
Effective December 31, 2014, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would be remeasured at the SICAD 2 rate since that was the rate the Company believed to be applicable for future dividend remittances. Due to the changes in the rate used to remeasure the financial statements of the Venezuelan subsidiary, the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels. This change was considered a significant adverse change for the Venezuela asset group and caused the Company to perform an asset impairment analysis of its Venezuelan business in accordance with ASC 360.
The Company developed its internal forward business plans and 2015 outlook to determine the undiscounted expected future cash flows derived from the Venezuela long-lived assets. Based on the internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. To determine the fair value, a current appraisal of the Venezuela machinery and equipment and real property assets was performed utilizing standard valuation approaches, which incorporate Level 3 inputs. Based on the results of the analysis, the Company recorded an impairment charge of $29.3 million in the fourth quarter of 2014. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 2 - Summary of Significant Accounting Policies for more information related regarding the Company's Venezuelan operations. The Venezuela results are reported within the Latin America reportable segment.
2014 Brazil Rod Mill Asset Impairment
The Brazil rod mill results are reported within the Latin America reportable segment. In the second half of 2014, the Company announced its intent to shut down the Brazil rod mill due to changes in the supply market. The change in the supply market was deemed a significant adverse change in the manner in which the Brazil rod mill would operate resulting in a change in the defined asset group. The asset group was deemed impaired as it no longer provided future benefits to the Company. To determine the fair value, the Company considered the expected net cash flows to be generated by the assets through the closure date, as well as the expected cash proceeds from the disposition of the assets utilizing standard valuation approaches, which incorporate Level 3 inputs. Based on the results of the analysis, the Company recorded an impairment charge of $13.1 million in the year ended December 31, 2014. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
2013 Mexico Asset Impairment
In the second half of 2013, the Company’s executive management decided to no longer import building wire product into the United States manufactured in its Mexico unit ("Mexico"). This change was considered significant to the Mexican operation due to the associated revenue, profit and the influence on the overall results in Mexico from this United States business. This change coupled with pricing pressures in the Mexico market and a history of losses caused the Company to perform an asset impairment analysis of its Mexican business in accordance with ASC 360.
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

8. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill				Indefinite-lived assets — Trade names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Latin America	Africa/Asia Pacific	Total
Balance, December 31, 2013	$17.6	$88.3	$13.9	$119.8	$2.4	$0.5	$90.1	$7.8	$100.8
Currency translation and other adjustments (1)	(0.6)	(2.7)	(0.8)	(4.1)	—	(0.1)	(21.2)	(4.1)	(25.4)
Goodwill and indefinite-lived asset impairment (2)	—	(82.6)	(10.3)	(92.9)	(2.1)	—	(68.9)	(3.7)	(74.7)
Balance, December 31, 2014	$17.0	$3.0	$2.8	$22.8	$0.3	$0.4	$—	$—	$0.7
Currency translation and other adjustments	(0.5)	0.9	(0.4)	—	—	—	—	—	—
Goodwill and indefinite-lived asset impairment	—	—	(0.6)	(0.6)	—	—	—	—	—
Balance, December 31, 2015	$16.5	$3.9	$1.8	$22.2	$0.3	$0.4	$—	$—	$0.7
(1) $19.4 million and $3.4 million of the currency translation and other adjustment related to the reclassification of the PDIC trade name to a definite-lived asset with an estimated remaining life of 10 years in the Latin America and Africa/Asia Pacific segments, respectively,
(2) The difference in the goodwill and indefinite-lived asset impairment in the above table and the amounts reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) is due to the difference in the average foreign currency exchange rates for the three months ended March 28, 2014 as compared to the spot rates at March 28, 2014 at the various entities within the reporting unit.
At December 31, 2015 and 2014, the total accumulated goodwill impairment charge within the Latin America segment was $82.6 million prior to foreign currency translation adjustments. At December 31, 2015 and 2014, the total accumulated goodwill impairment charge within the Africa / Asia Pacific segment was $10.9 million and $10.3 million, respectively, prior to foreign currency translation adjustments. At December 31, 2015 and 2014, the total accumulated indefinite-lived asset trade name impairment loss was $2.1 million, prior to foreign currency translation adjustments, within the North America segment, $68.9 million, prior to foreign currency translation adjustments, within the Latin America segment and $3.7 million, prior to foreign currency translation adjustments, within the Africa / Asia Pacific segment.
The amounts of other intangible assets were as follows (in millions):

	Dec 31, 2015	Dec 31, 2014
Amortized intangible assets:
Amortized intangible assets	$129.4	$131.0
Accumulated amortization	(87.9)	(78.1)
Foreign currency translation adjustment	(5.6)	(3.1)
Total Amortized intangible assets	$35.9	$49.8
Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2015 and 2014. Amortized intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets in 2015, 2014 and 2013 was $9.8 million, $11.0 million, and $9.9 million, respectively. The estimated amortization expense for the next five years in millions of dollars is: 2016 — $9.2 million, 2017 — $7.6 million, 2018 — $5.0 million, 2019 — $4.7 million, and 2020 — $3.3 million and $6.1 million thereafter.
2014 Goodwill and Indefinite-lived Intangible Impairment Testing
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company completes its annual impairment test during the fourth quarter of each year. In addition, the Company evaluates the carrying amount between such annual valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization. In the first quarter of 2014, the following events occurred which represented changes in the fair value of the PDIC reporting unit and caused the Company to perform an interim goodwill and intangible asset impairment test:

•
Except certain cost of sales related to copper inventory, all of the Venezuelan subsidiary's BsF denominated revenues and expenses for future periods were to reflect remeasurement using the SICAD 1 rate versus the prior official rate of 6.30 BsF per U.S. dollar. Due to this, the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels. Refer to Note 2 - Summary of Significant Accounting Policies for more information related regarding the Company's Venezuelan operations.

•
In the first quarter of 2014, the Venezuelan President used decree power to pass the Law of Costs, Earnings, and Fair Profits, which became effective in January 2014, authorizing, among other things, the Venezuelan government to set maximum pricing limits in the private sector. Therefore, the majority of the Company’s product portfolio in Venezuela became subject to price controls, which restricted the Company’s ability to increase prices more than 30% higher than product costs. Until this law would be removed or revised to allow for a higher level of pricing, the Venezuelan operating profit margin was expected to be lower than historical and previously projected future profit levels. In addition, ongoing labor negotiations and expected continuing social unrest in Venezuela were expected to result in lower than historical and previously projected future profit levels. Refer to Note 2 - Summary of Significant Accounting Policies for more information related regarding the Company's Venezuelan operations.

•	During the first quarter of 2014, the Company experienced a significant decline in its stock price, resulting in the Company’s market capitalization falling below its book value.
Based upon the combination of the above factors, the Company concluded that goodwill impairment indicators existed as of March 28, 2014, and performed an interim goodwill impairment analysis. The Company engaged an outside valuation firm to assist in valuing the Company’s reporting unit and preparing the goodwill impairment analysis. To determine the fair value of the reporting unit (Level 3), the Company employed an income and market-based approach with each being weighted equally. Under the income approach, the Company used a discounted cash flow method to calculate the fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and cost of capital, were based on the then current market conditions and were consistent with internal management projections. The cost of capital rate selected was based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality as of the valuation date. The guideline public company method was used for the market approach. The approach provided an estimate of value using multiples of earnings derived from the market values of publicly traded companies in the wire and cable industry. In addition to the selection of guideline companies, the market approach included an analysis of the Company’s financial and operating performance risk, profitability, and growth as compared to the reporting unit.
The Company performed the first step (“Step 1”) of the goodwill impairment assessment at March 28, 2014. In Step 1 of the goodwill impairment test, the Company compared the fair value of the reporting unit, to its carrying amount, including goodwill of $92.9 million. Based on the results of the valuation, the carrying amount of the reporting unit exceeded the fair value. Based on the results of Step 1 of the impairment analysis and the preliminary results of Step 2, the Company believed that an impairment loss was probable and based on a preliminary estimate, after consultation with a third party valuation specialist, the Company recognized impairment charges equal to the total recorded PDIC goodwill of $82.9 million and $10.6 million in the Latin America and Africa/Asia Pacific reportable segments, respectively. The impairment charge was recorded in the goodwill impairment charge caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Based on the decrease of our cash flow projections for the PDIC reporting unit, the Company also completed an impairment test for the trade name in the first quarter of 2014. The fair value of the trade name was based on the discounted cash flows the trade name could be expected to generate in the future. Based on the results of the valuation, the carrying amount of the trade name exceeded the fair value. The impairment valuation resulted in $69.1 million and $3.8 million of impairment charges in the first quarter related to the PDIC trade name in the Latin America and Africa/Asia Pacific reportable segments, respectively. The impairment charge was recorded in the intangible asset impairment charges caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). In the second quarter of 2014 in connection with the completion of the above mentioned Step 2 analysis, the Company reassessed the remaining life of the PDIC trade name and concluded it was no longer indefinite. In the second quarter, the Company reclassified the PDIC trade name to a definite-lived asset with an estimated remaining life of 10 years based on increased political and economic instability in countries in which the trade name is utilized.

9. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2015	Dec 31, 2014
Payroll related accruals	$78.6	$67.0
Customers deposits and prepayments	79.6	61.2
Taxes other than income	19.0	28.6
Customer rebates	26.1	34.9
Insurance claims and related expenses	15.3	20.8
Current and deferred income tax liabilities	6.2	21.2
Derivative liability	11.0	6.8
Restructuring reserve	15.1	33.4
FCPA accrual	28.0	24.0
Other accrued liabilities	52.5	82.0
Total	$331.4	$379.9

10. Long-Term Debt

(in millions)	Dec 31, 2015	Dec 31, 2014
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount on Subordinated Convertible Notes	(257.8)	(259.7)
Senior Floating Rate Notes due 2015 ("Senior Floating Rate Notes")	—	125.0
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	127.6	136.8
Other	9.2	9.0
Europe
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	8.7	—
Other	23.4	10.5
Latin America credit facilities	113.8	238.6
Africa/Asia Pacific credit facilities	24.2	35.8
Total debt	1,078.6	1,325.5
Less current maturities	154.9	391.6
Long-term debt	$923.7	$933.9
At December 31, 2015, maturities of long-term debt during the twelve month periods beginning December 31, 2016 through December 31, 2020 and thereafter were $154.9 million, $2.5 million, $138.4 million, $0.7 million and $0.7 million, respectively, and $781.4 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes due 2022
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	December 31, 2015	December 31, 2014
Face Value	$600.0	$600.0
Fair Value (Level 2)	450.0	483.0
Stated Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes Due 2029 outstanding as of December 31, 2015 and 2014 are as follows:

	Subordinated Convertible Notes Due 2029

(in millions)	Dec 31, 2015	Dec 31, 2014
Face value	$429.5	$429.5
Debt discount	(257.8)	(259.7)
Book value	171.7	169.8
Fair value (Level 1)	265.8	313.1
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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

Senior Floating Rate Notes
On March 31, 2015, the Company used proceeds from the Revolving Credit Facility to repay the outstanding principal of $125 million and accrued interest of $0.8 million on the Senior Floating Rate Notes due April 2015.

	Senior Floating Rate Notes
(in millions)	Dec 31, 2015	Dec 31, 2014
Face value	$—	$125.0
Fair value (Level 1)	—	123.8
Interest rate	—%	2.6%
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The maturity date of the Revolving Credit Facility would have automatically become due December 31, 2014, if the Company's Senior Floating Rate Notes were not refinanced with indebtedness that matured or was mandatorily redeemable or redeemable at the option of the holders thereof not earlier than the date that is 6 months after September 6, 2018 unless, if such notes were not refinanced, there was at least $100 million of availability under the Revolving Credit Facility and the fixed charge coverage ratio (as defined in the Revolving Credit Facility) was not less than 1.15 to 1.00, in each case after giving pro forma effect to the repayment of such notes. In the fourth quarter of 2014, the Company obtained a limited waiver eliminating the pro forma effect to the repayment of the notes for the calculation of the fixed charge coverage ratio. Based on the modified calculation the Company was in compliance as of December 31, 2014. The fixed charge coverage ratio was 1.29 to 1.00 at December 31, 2014. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of December 31, 2015, the availability under the Revolving Credit Facility is greater than $100 million. The fair value of the Revolving Credit Facility approximates the carrying value due to the variable interest rate under the Revolving Credit Facility and the asset-backed feature of the debt. The Company capitalized $0.6 million, $1.7 million, $4.9 million in 2015, 2014 and 2013, respectively, in deferred financing costs in connection with the Revolving Credit Facility.
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

The Company's Revolving Credit Facility as of the respective dates is summarized in the table below:

	Revolving Credit Facility
(in millions)	Dec 31, 2015	Dec 31, 2014
Outstanding borrowings	$136.3	$136.8
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	347.5	425.0
Interest rate	2.5%	2.1%
Outstanding letters of credit	$36.7	$58.5
Original issuance	Jul 2011
Maturity date	Sept 2018

(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2015 is $239.1 million, $34.8 million and $73.6 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2014 is $257.7 million, $54.3 million and $113.0 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	Dec 31, 2015	Dec 31, 2014
Outstanding borrowings	$113.8	$238.6
Undrawn availability	44.4	79.6
Interest rate — weighted average	8.6%	6.1%
Maturity date	Various; $113.1 million due within one year
The Company’s Latin America credit facilities are short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature of the facilities.
Africa/Asia Pacific Credit Facilities
The Company’s Africa/Asia Pacific credit facilities are summarized in the table below:

(in millions)	Dec 31, 2015	Dec 31, 2014
Outstanding borrowings	$24.2	$35.8
Undrawn availability	85.8	44.4
Interest rate — weighted average	6.5%	4.2%
Maturity date	Various; $24.2 million due within one year
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
The Company accounts for these commodity instruments and foreign currency exchange contracts as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at December 31, 2015 and 2014 are shown below (in millions).

	December 31, 2015			December 31, 2014
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$133.5	$0.3	$9.9	$104.0	$0.5	$3.7
Foreign currency exchange	75.2	0.4	2.3	110.3	3.7	4.1
		$0.7	$12.2		$4.2	$7.8

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of  December 31, 2015 and 2014, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheets. As of  December 31, 2015 and 2014, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2015 and 2014, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. Refer to Note 5 - Other Income (Expense) for more information.
12. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
United States	$(30.2)	$(5.1)	$2.0
Foreign	(109.1)	(562.3)	(8.9)
Total	$(139.3)	$(567.4)	$(6.9)

The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Current tax expense (benefit):
Federal	$(0.2)	$(7.4)	$(11.5)
State	(1.1)	0.5	(0.2)
Foreign	11.2	21.3	44.2
Deferred tax expense (benefit):
Federal	(20.1)	15.1	9.0
State	(0.5)	0.7	(0.6)
Foreign	(4.0)	(23.6)	(10.4)
Total	$(14.7)	$6.6	$30.5
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Income tax expense (benefit) at Federal statutory tax rate	$(48.8)	$(198.6)	$(2.4)
Foreign tax rate differential	11.6	17.6	0.2
Foreign withholding tax and surcharges	4.2	5.6	7.2
Change in valuation allowance	31.3	89.6	23.1
Change in uncertain tax positions	(8.6)	(11.1)	9.3
Nondeductible / nontaxable items(1)	(7.2)	94.3	(6.0)
Other (net)	2.8	9.2	(0.9)
Total	$(14.7)	$6.6	$30.5
(1) For the year ended December 31, 2015, the major component consists of a $10.8 million tax benefit related to the exit of certain businesses. For the year ended December 31, 2014, the major components consist of $27.7 million for goodwill impairments, $8.4 million for the FCPA accrual and $78.1 million for non-deductible Venezuela devaluation and functional currency adjustments, partially offset by $32.9 million for Venezuela inflation adjustments
The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2015	Dec 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$135.0	$94.0
Pension and retiree benefits accruals	35.9	41.8
Inventory	7.4	7.1
Depreciation and fixed assets	4.0	6.7
Tax credit carryforwards	8.8	9.8
Other	94.1	63.9
Valuation allowance	(139.5)	(118.5)
Total deferred tax assets	145.7	104.8
Deferred tax liabilities:
Convertible debt discount	209.2	186.2
Inventory	1.0	1.8
Depreciation and fixed assets	28.3	40.0
Intangibles	4.3	9.4
Other	27.6	12.1
Total deferred tax liabilities	270.4	249.5
Net deferred tax assets (liabilities)	$(124.7)	$(144.7)

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
As of December 31, 2015, the Company has recorded approximately $139.5 million of valuation allowance to adjust deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
The Company has recognized deferred tax assets of approximately $50.1 million for gross tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
United States	$113.2	2033-2035
Zambia	14.4	2019-2020
France	12.2	Indefinite
Others	8.7	Various
Total	$148.5
The Company also has various foreign subsidiaries with approximately $319 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
During 2015, after weighing all positive and negative evidence, including three year cumulative loss positions, forecasted future profitability, impairments and restructuring charges, difficult market and industry conditions, and factoring in prudent and feasible tax planning strategies, valuation allowances were recorded against deferred tax assets of certain business units that did not have deferred tax valuation allowances prior to 2015. Specifically, $1.4 million of valuation allowances have been recorded against the December 31, 2015 deferred tax assets of the Brazilian and South African units. During 2015, a $4.3 million tax benefit was recognized for the release of the valuation allowance against the NSW German unit's deferred tax assets due to a sustained level of profitability. Various other business units maintained full deferred tax asset valuation allowances that had been established in prior years, some for which the valuation allowance amounts increased significantly due to impairments, restructuring charges and operating losses.
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
As of December 31, 2015, $0.6 million of deferred income tax liabilities were recorded for the excess of financial reporting over tax basis in investments in foreign subsidiaries and equity investees in Asia Pacific and Africa. The $0.6 million of deferred income tax liabilities recorded as of December 31, 2015 relate solely to U.S. and foreign income taxes and foreign withholding taxes that would result from the future divestiture transactions. With respect to certain Asia Pacific and Africa subsidiaries and equity investees with an excess of tax over financial reporting basis, the Company has not recorded deferred tax assets since it is not apparent that these basis differences will reverse in the foreseeable future or yield a future tax benefit even if the basis differences would reverse in the foreseeable future.
Deferred taxes have not been recorded for the tax implications of repatriating cash to the U.S. from the sales proceeds of Asia Pacific and African subsidiaries that are not directly owned by the U.S., as it is the Company’s intention to redeploy these cash proceeds in its non-U.S. operations indefinitely rather than repatriating the cash proceeds to the U.S. Assuming sales proceeds equal the net book value of the subsidiaries, the additional U.S. income tax and foreign withholding tax that would be incurred upon cash repatriation of the sales proceeds from the divestiture of the Asia Pacific and African entities that are not owned directly by the U.S. is estimated at $25 million.

During 2015, the Company recorded $0.5 million of income tax expense associated with changes in the outside basis differences of the Asia Pacific and Africa subsidiaries. The $0.5 million of income tax expense includes a $1.8 million tax benefit resulting from the release of previously recorded deferred tax liabilities related to Keystone and Fiji, two entities that were sold in 2015. In addition, the Company recorded $0.2 million of withholding tax expense in 2015 on an anticipated 2016 dividend from the Egyptian subsidiary to its Spanish parent company.
The temporary difference associated with the excess of financial reporting over tax basis in investments in all foreign subsidiaries outside of the Asia Pacific and African regions is estimated at approximately $325 million as of December 31, 2015. This amount was estimated based on book retained earnings as reduced for retained earnings amounts that have been previously taxed in the U.S. The Company remains committed to permanently reinvesting these earnings and does not see a need to repatriate cash to fund operations, including investing and financing activities, in the foreseeable future. Accordingly, no deferred income taxes have been recorded on the outside basis difference of foreign subsidiaries outside of the Asia Pacific and Africa regions. The determination of the additional income taxes that would be incurred upon repatriation of assets or disposition of such foreign subsidiaries is not practical due to the complexities, variables, and assumptions inherent in the hypothetical calculation.
The Company applies ASC 740 in determining unrecognized tax benefits. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosures.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Unrecognized Tax Benefit — Beginning balance	$28.1	$57.2	$62.0
Gross Increases — Tax Positions in Prior Period	2.1	1.1	1.8
Gross Decreases — Tax Positions in Prior Period	(0.6)	(1.2)	(0.6)
Gross Increases — Tax Positions in Current Period	2.5	6.5	8.5
Dispositions	(0.8)	—	—
Settlements	—	(0.4)	(4.2)
Lapse of Statute of Limitations	(5.6)	(15.3)	(3.3)
Foreign Currency Translation	(3.2)	(19.8)	(7.0)
Unrecognized Tax Benefit — Ending Balance	$22.5	$28.1	$57.2
Included in the balance of unrecognized tax benefits at December 31, 2015, 2014 and 2013 are $20.1 million, $25 million and $55 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $(1.4) million and interest of $(3.1) million during 2015 and in total, as of December 31, 2015, has recognized a liability for penalties of $1.7 million and interest of $2.8 million. During 2014 and 2013, the Company accrued penalties of $(1.2) million and $0.7 million, respectively, and interest of $(0.3) million and $3.7 million, respectively, and in total, as of December 31, 2014 and 2013, had recognized liabilities for penalties of $3.5 million and $7.4 million, respectively and interest of $6.8 million and $14.8 million, respectively.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $3 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
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
In October 2015, the IRS proposed a cumulative taxable income adjustment of $33.6 million through 2012 in connection with the Original Issue Discount (“OID”) yield on the Company’s $429.5 million Subordinated Convertible Notes (“Notes”) due 2029. The Company believes that the amount of the OID deductions claimed on its federal income tax returns since the 2009 issuance of the Notes is proper and will appeal the IRS proposed adjustment. If the IRS were to sustain the proposed adjustment in full, the Company’s OID deductions claimed on its 2013, 2014 and 2015 tax returns would also be reduced. The estimated impact on cash taxes and income tax expense would not be material due to the Company's tax loss and credit carry forward positions.

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
Defined Benefit Pension Plans
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Changes in Benefit Obligation:
Beginning benefit obligation	$191.0	$169.9	$142.6	$134.3
Impact of foreign currency exchange rate change	—	—	(20.2)	(16.7)
Transfers	—	—	(0.2)	—
Service cost	1.5	1.6	4.6	4.0
Interest cost	7.3	8.0	3.4	5.0
Curtailment (gain) loss	—	(0.3)	(0.3)	(0.1)
Settlement (gain) loss	—	—	(2.7)	(5.7)
Benefits paid	(13.8)	(10.2)	(8.0)	(5.2)
Employee contributions	—	—	0.4	0.4
Amendments / Change in assumptions	(0.1)	(0.2)	0.1	—
Actuarial (gain) loss	(10.9)	22.2	(3.9)	26.6
Ending benefit obligation	$175.0	$191.0	$115.8	$142.6
Changes in Plan Assets:
Beginning fair value of plan assets	$140.9	$142.9	$45.7	$50.6
Impact of foreign currency exchange rate change	—	—	(7.4)	(4.3)
Employee contributions	—	—	0.4	0.4
Actual return on plan assets	(0.1)	6.1	1.4	4.5
Company contributions	5.1	2.1	8.3	5.4
Settlements	—	—	(2.7)	(5.7)
Benefits paid	(13.8)	(10.2)	(8.0)	(5.2)
Ending fair value of plan assets	$132.1	$140.9	$37.7	$45.7
Funded status at end of year	$(42.9)	$(50.1)	$(78.1)	$(96.9)
Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$2.0	$2.8
Accrued liabilities	$(0.3)	$(0.4)	$(3.5)	$(4.4)
Other liabilities	$(42.6)	$(49.7)	$(76.6)	$(95.3)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$68.8	$77.3	$25.4	$34.3
Prior service cost	(0.2)	(0.3)	2.0	3.4
	$68.6	$77.0	$27.4	$37.7

The accumulated benefit obligation for U.S. defined benefit retirement pension plans was $174.2 million and $190.1 million for 2015 and 2014, respectively. The accumulated benefit obligation for Non-U.S. defined benefit retirement pension plans was $110.4 million and $117.9 million for 2015 and 2014, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Projected benefit obligation	$175.0	$191.0	$100.4	$125.9
Accumulated benefit obligation	174.2	190.1	95.5	117.9
Fair value of the plan assets	132.1	140.9	36.9	44.8
Pension expense included the following components (in millions):

	U.S. Plans Year ended			Non-U.S. Plans Year ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Pension expense:
Service cost	$1.5	$1.6	$1.9	$4.6	$4.0	$6.0
Interest cost	7.3	8.0	7.2	3.4	5.0	5.5
Expected return on plan assets	(10.2)	(10.4)	(9.4)	(2.4)	(3.0)	(2.7)
Amortization of prior service cost	—	0.1	0.1	0.7	0.9	1.2
Amortization of net loss	7.7	4.8	8.5	1.6	0.1	1.0
Amortization of transition obligation	—	—	—	—	0.2	0.1
Curtailment (gain) loss	—	(0.1)	—	—	0.3	—
Settlement (gain) loss	—	—	—	0.9	2.7	0.1
Net pension expense	$6.3	$4.0	$8.3	$8.8	$10.2	$11.2
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $8.4 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $0.7 million.
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2015	Dec 31, 2014
Discount rate	4.30%	4.02%	2.81%	2.93%
Expected rate of increase in future compensation levels	2.50%	2.50%	3.10%	3.26%
The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Discount rate	4.00%	4.85%	4.12%	3.11%	4.25%	4.13%
Expected rate of increase in future compensation levels	2.50%	2.50%	2.00%	3.56%	3.64%	3.72%
Long-term expected rate of return on plan assets	7.50%	7.50%	7.50%	6.36%	6.55%	6.07%
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 8%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 65% of equity investments and 35% of fixed-income investments at December 31, 2015 and 69% of equity investments and 31% of fixed-income investments at December 31, 2014. Approximately 43% of plan assets were concentrated in two mutual funds as of December 31, 2015 and 2014. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 60% allocated to equity investments and 40% to fixed-income investments. The actual weighted-average asset allocations were 61% of equity investments and 39% of fixed-income investments at December 31, 2015 and 59% of equity investments, 38% of fixed-income investments and 3% of other investments at December 31, 2014. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The Company determined the fair market values of the pension plan assets based on the fair value hierarchy established in ASC 820. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The fair values of pension plan assets are primarily traded in active markets. For those that are not traded in active markets, the fair value is determined using quantitative models that require the use of multiple market inputs including interest rates, prices and indices to generate pricing and volatility factors, which are used to value the asset. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. Estimation risk is greater for pension assets where observable market inputs are less readily available or are unobservable. The fair values of certain pension assets include adjustments for market liquidity, counterparty credit quality. The fair value of the Company’s pension plan assets at December 31, 2015 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$70.0	$47.7	$22.3	$—
Mutual Funds - Equity Securities	37.4	37.4	—	—
Mutual Funds - Fixed Income	39.6	39.6	—	—
Short Term Investments	2.8	—	2.8	—
Equitable Contract	1.1	—	1.1	—
Fixed Income	15.4	—	15.4	—
Coal Lease (1)	3.5	—	—	3.5
Total	$169.8	$124.7	$41.6	$3.5

The fair value of the Company’s pension plan assets at December 31, 2014 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$99.4	$73.1	$26.3	$—
Mutual Funds - Equity Securities	20.9	20.9	—	—
Mutual Funds - Fixed Income	39.0	39.0	—	—
Short Term Investments	4.3	—	4.3	—
Equitable Contract	1.1	—	1.1	—
Fixed Income	18.2	—	18.2	—
Coal Lease (1)	3.7	—	—	3.7
Total	$186.6	$133.0	$49.9	$3.7

(1)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2014	$4.0
Change in fair value of plan assets	(0.3)
Ending balance December 31, 2014	$3.7
Change in fair value of plan assets	(0.2)
Ending balance at December 31, 2015	$3.5
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
General Cable’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, this 2016 expense for the pension plans will be based on the weighted-average discount rate of approximately 4.30% for U.S. defined benefit pension plans and 2.81% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at least the minimum required, not more than is tax deductible, $5.1 million to its defined benefit pension plans for 2016. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $16.0 million in 2016, $16.1 million in 2017, $16.2 million in 2018, $16.7 million in 2019, $16.9 million in 2020 and $88.4 million from 2021 through 2023.
In 2015 and 2014, the Company recorded pre-tax non-cash settlement losses of $0.9 million and $2.7 million for the termination of pension plans related to the closure of one North America manufacturing plant.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $11.7 million, $12.0 million and $11.7 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

14. Accumulated Other Comprehensive Income
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The components of accumulated other comprehensive income (loss) as of December 31, 2015 and 2014, respectively, consisted of the following (in millions):

	Fiscal Years Ended
	December 31, 2015		December 31, 2014
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(275.6)	$(13.5)	$(185.1)	$(3.8)
Pension adjustments, net of tax	(64.6)	(1.5)	(78.3)	(2.9)
Accumulated other comprehensive income (loss)	$(340.2)	$(15.0)	$(263.4)	$(6.7)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2013 to December 31, 2015 including the effect of significant reclassifications out of accumulated other comprehensive income (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Other	Total
Balance, December 31, 2013	$(67.1)	$(52.6)	$7.6	$(112.1)
Other comprehensive income before reclassifications	(123.2)	(15.4)	—	(138.6)
Amounts reclassified from accumulated other comprehensive income	3.6	(10.3)	(1.2)	(7.9)
Other	1.6	—	(6.4)	(4.8)
Net current - period other comprehensive income (loss)	(118.0)	(25.7)	(7.6)	(151.3)
Balance, December 31, 2014	$(185.1)	$(78.3)	$—	$(263.4)
Other comprehensive income before reclassifications	(122.8)	25.5	—	(97.3)
Amounts reclassified from accumulated other comprehensive income	32.3	(11.8)	—	20.5
Net current - period other comprehensive income (loss)	(90.5)	13.7	—	(76.8)
Balance, December 31, 2015	$(275.6)	$(64.6)	$—	$(340.2)

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2015 (in millions, net of tax):

	Year Ended	Year Ended,
	December 31, 2015	December 31, 2014
	Amount reclassified from accumulated other comprehensive income	Amount reclassified from accumulated other comprehensive income	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries from continuing operations	$11.4	$—	SG&A
Sale of subsidiaries from discontinued operations	20.9	3.6	Net income (loss) from discontinued operations, net of tax
Total - Foreign Currency Items	$32.3	$3.6
Amortization of defined pension items
Prior service cost	$(0.6)	$(1.2)	Cost of sales
Net loss	(13.7)	(9.1)	Cost of sales
Transfers	2.5	—	Net income (loss) from discontinued operations, net of tax
Total - Pension Items	(11.8)	(10.3)
Other	$—	$(1.2)	SG&A
Total	$20.5	$(7.9)
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
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per share per quarter (starting in the second quarter of 2013). During the year ended December 31, 2015, the Company paid in total approximately $35.3 million to all common shareholders of record, or $0.72 per share. During the year ended December 31, 2014, the Company paid in total approximately $35.4 million to all common shareholders of record, or $0.72 per share. During the year ended December 31, 2013, the Company paid in total approximately $26.7 million to all common shareholders of record, or $0.54 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the Company's Revolving Credit Facility and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law.
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
Assets of the Trust are invested in funds covering a variety of securities and investment strategies, approximately 70% are invested in mutual funds, 26% are invested in Deferred Stock and 4% are invested in the General Cable stock fund ("Stock Fund"). Mutual funds available to participants are publicly quoted and reported at market value. The Company accounts for these investments as trading securities in accordance with ASC 320 - Investments — Debt and Equity Securities. The Stock Fund that is held by the Trust is accounted for as discussed in ASC 718 - Compensation — Stock Compensation ("ASC 718").

The market value of mutual fund investments and General Cable stock in the Trust was $25.6 million and $31.9 million as of December 31, 2015 and 2014, respectively. The market value of the assets held by the Trust, exclusive of the market value of the shares of the Deferred Stock and the Stock Fund in the Trust at December 31, 2015 and December 31, 2014 was $18.0 million and $22.1 million, respectively, and is classified as “other non-current assets” in the Consolidated Balance Sheets. Amounts payable to the plan participants at December 31, 2015 and 2014, excluding the market value of the shares of Deferred Stock was $19.0 million and $23.5 million, respectively, and is classified as “other liabilities” in the Consolidated Balance Sheets.
In accordance with ASC 710 - Compensation — General, all market value fluctuations of the Trust assets, exclusive of the shares of Deferred Stock and Stock Fund, are effectively offset by changes in the market value of the deferred compensation liability, which are included as compensation expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
15. Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock awards based on the fair value method for the years ended December 31, 2015, 2014 and 2013. The Company records compensation expense related to non-vested stock awards as a component of SG&A Expense.

	Year Ended
(in millions)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Non-qualified stock option expense	$1.5	$2.3	$5.5
Non-vested stock awards expense	—	—	0.2
Immediately vested stock awards expense	—	0.8	—
Stock unit awards	4.5	8.0	5.2
Performance-based non-vested stock awards expense	6.1	4.7	2.0
Total pre-tax share-based compensation expense	$12.1	$15.8	$12.9
Excess tax benefit (deficiency) on share-based compensation	$(1.7)	$(0.5)	$(0.7)
During the years ended December 31, 2015, 2014 and 2013, cash received from stock option exercises was $0.2 million, $0.3 million and $0.7 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was less than $0.1 million for the year ended December 31, 2015 and $0.1 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively. The $4.3 million and $7.0 million tax deductions for all share-based compensation for the years ended December 31, 2015 and 2014, respectively, includes $(1.7) million and $(0.5) million of excess tax benefits (deficiencies). The 2015, 2014 and 2013 deficiency does not impact cash flow due to the U.S. tax loss carry forward position. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718.
The Company currently has share-based compensation awards outstanding under the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”). The 2005 Plan allows the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards are granted. The 2005 Plan was amended and restated on May 14, 2015. The amended and restated

2005 Plan authorized a maximum of 9 million shares to be granted. Shares reserved for future grants, including options, under the amended and restated 2005 Plan, approximated 3.6 million at December 31, 2015.
The 2005 Plan authorizes the following types of awards to be granted: (i) Nonqualified Stock Options; (ii) Stock Appreciation Rights; (iii) Stock Awards; and (iv) Stock Units, as more fully described in the amended and restated 2005 Plan. Stock awards, stock units and cash awards may constitute performance-based awards. Each award is subject to such terms and conditions consistent with the 2005 Plan as determined by the Compensation Committee and as set forth in an award agreement and awards under the 2005 Plan were granted at not less than the closing market price on the date of grant.
Stock Options
All options awarded under the 2005 Plan have a term not to exceed 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. A summary of stock option activity for the year ended December 31, 2015 is as follows (options in thousands and aggregate intrinsic value in millions):

		Weighted Average	Weighted Average Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2014	1,863.8	$33.12	4.7 years	$0.2
Granted	352.1	19.65
Exercised	(17.7)	11.98
Forfeited or Expired	(118.3)	24.43
Outstanding as of December 31, 2015	2,079.9	$31.51	4.9 years	$—
Exercisable at December 31, 2015	1,635.1	$33.85	3.8 years	$—
Options expected to vest in the next twelve months	210.0	$26.53	8.5 years	$—
During the years ended December 31, 2015 and 2013 there were 352.1 thousand and 334.0 thousand stock options granted, respectively. During the year ended December 31, 2014 there were no stock options granted. During the years ended December 31, 2015 and 2013, the weighted average grant date fair value of options granted was $19.65 and $35.24, respectively. During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised was $0.1 million, $0.2 million, and $1.0 million, respectively, and the total fair value of options vested during the periods was $27.7 million, $25.7 million, and $20.8 million, respectively. At December 31, 2015, 2014 and 2013, the total compensation cost related to nonvested options not yet recognized was $1.5 million, $1.1 million and $4.1 million with a weighted average expense recognition period of 2.3 years, 1.2 years and 1.9 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended
	Dec 31, 2015	Dec 31, 2013
Risk-free interest rate (1)	1.4%	0.6%
Expected dividend yield (2)	3.7%	—%
Expected option life (3)	4.0 years	4.4 years
Expected stock price volatility (4)	47.2%	67.8%
Weighted average fair value of options granted	$5.68	$18.60

(1)
Risk-free interest rate — This is the U.S. Treasury rate at the grant date having a term approximately equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(2)
Expected dividend yield — The assumptions for the compensation expense were set at the beginning of the year prior to the Company deciding to pay dividends in 2013; as the Company did not expect to pay dividends in 2013 there was no effect on compensation expense in the year ended December 31, 2013.

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

Additional information regarding options outstanding as of December 31, 2015 is as follows (options in thousands):

Range of Option Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0 -$14	—	$—	0.0	—	$—
$14 - $28	1,042.4	$20.79	5.0	690.3	$21.37
$28 -$42	584.0	$33.87	6.3	491.3	$33.61
$42 - $56	265.0	$45.08	3.7	265.0	$45.08
$56 - $70	188.5	$64.42	1.9	188.5	$64.42
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
A summary of all nonvested stock and restricted stock units activity for the year ended December 31, 2015, is as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2014	1,137.2	$32.26
Granted	949.0	15.97
Vested	(290.6)	29.84
Forfeited	(205.5)	27.15
Balance, December 31, 2015	1,590.1	$23.64
The weighted-average grant date fair value of all nonvested shares and restricted stock units granted, the total fair value (in millions) of all nonvested shares and restricted stock units granted, and the fair value (in millions) of all nonvested shares and restricted stock units that have vested during each of the past three years is as follows:

	Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Weighted-average grant date fair value of nonvested shares granted	$15.97	$30.27	$34.83
Fair value of nonvested shares granted	$15.2	$20.0	$10.5
Fair value of shares vested	$8.7	$8.1	$6.2
As of December 31, 2015, there was $9.3 million of total unrecognized compensation cost related to all nonvested stock and restricted stock units. The cost is expected to be recognized over a weighted average period of 1.8 years. There are 538 thousand nonvested stock and restricted stock units with a weighted average grant price of $26.52 and a fair value of $14.3 million expected to vest in 2016.

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
The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At December 31, 2015, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date, $18.2 million. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net income (loss).

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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Amounts attributable to the Company — basic and diluted:
Net income (loss) from continuing operations	$(124.2)	$(572.8)	$(35.7)
Less: Net income (loss) attributable to continuing operations noncontrolling interest	(10.7)	(0.1)	0.8
Less: preferred stock dividends	—	—	0.3
Net income (loss) from continuing operations attributable to Company common shareholders	$(113.5)	$(572.7)	$(36.8)
Net income (loss) from discontinued operations, net of tax	(11.6)	(70.2)	25.6
Less: Net income attributable to discontinued operations noncontrolling interest	(3.2)	(15.3)	6.9
Net income (loss) from discontinued operations attributable to Company common shareholders	$(8.4)	$(54.9)	$18.7
Net income (loss) attributable to Company common shareholders	(121.9)	(627.6)	(18.1)
Less: Net income allocated to participating securities(4)	—	—	0.1
Net income (loss) for basic EPS computations(1)	$(121.9)	$(627.6)	$(18.2)
Weighted average shares outstanding for basic EPS computation (2,3)	48.9	48.8	49.4
Earnings (loss) per share calculated — basic:
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – basic (3)	$(2.32)	$(11.74)	$(0.75)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – basic	$(0.17)	$(1.12)	$0.38
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$(2.49)	$(12.86)	$(0.37)
Weighted average shares outstanding including nonvested shares	48.9	48.8	49.4
Weighted average shares outstanding for diluted EPS computation (2)	48.9	48.8	49.4
Earnings (loss) per share calculation — assuming dilution:
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – assuming dilution	$(2.32)	$(11.74)	$(0.75)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – assuming dilution	$(0.17)	$(1.12)	$0.38
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(2.49)	$(12.86)	$(0.37)

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, Earnings per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities in undistributed earnings in the calculation above.
As of December 31, 2015, 2014 and 2013, there were approximately 3,646 thousand, 3,057 thousand, and 288 thousand shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Under ASC 260 - Earnings per Share and ASC 470 and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding — assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes, respectively, and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes.
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2015 or December 31, 2014. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
18. Segment Information
Effective in the fourth quarter of 2014, in connection with the Company's announcement to commit to a plan to divest all of the Company's operations in Asia Pacific and Africa, the Company reorganized its reportable segments as a result of a change to what the CODM uses to measure profitability and allocate resources. Accordingly, the Company presents four geographic operating and reportable segments — North America, Europe, Latin America, and Africa/Asia Pacific. As a result of the change in how the CODM manages and allocates resources, there was a change in how certain corporate costs are allocated to better align with how the CODM allocates resources. Previously, the amounts were evenly allocated across each reportable segment and the amounts are now allocated based on a percentage of revenue at each segment. This change in the allocation method is reflected in the results below retrospectively. The Company’s operating and reportable segments align with the structure of the Company’s internal management organization. All four segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, construction, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the North America, Latin America and Africa/Asia Pacific segments manufacture and distribute rod mill wire and cable products.
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the year ended December 31, 2015, intersegment sales were $29.8 million in North America, $18.3 million in Europe, and $19.5 million in Latin America. For the year ended December 31, 2014, intersegment sales were $31.5 million in North America, $55.8 million in Europe, and $31.7 million in Latin America. For the year ended December 31, 2013, intersegment sales were $20.6 million in North America, $54.9 million in Europe, and $72.3 million in Latin America.
The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company's reportable segments is as follows:

	Year Ended
(in millions)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Net Sales:
North America	$2,299.3	$2,550.1	$2,751.6
Europe	960.2	1,330.8	1,448.7
Latin America	726.8	1,143.0	1,211.9
Africa/Asia Pacific	238.8	365.1	369.1
Total	$4,225.1	$5,389.0	$5,781.3
Segment Operating Income (Loss):
North America	$84.5	$101.8	$127.5
Europe	6.6	(94.0)	(7.8)
Latin America	(22.8)	(247.5)	44.2
Africa/Asia Pacific	(47.7)	(6.8)	11.9
Total	$20.6	$(246.5)	$175.8
Capital Expenditures:
North America	$20.9	$38.4	$33.5
Europe	20.7	9.5	14.1
Latin America	11.1	25.6	21.5
Africa/Asia Pacific	3.8	7.3	11.9
Total	$56.5	$80.8	$81.0
Depreciation Expense:
North America	$37.1	$39.8	$40.3
Europe	25.2	33.1	35.5
Latin America	12.6	20.4	25.9
Africa/Asia Pacific	5.1	5.8	5.5
Total	$80.0	$99.1	$107.2
Total Assets:
North America	$999.0	$1,220.3	$1,342.0
Europe	632.0	751.4	1,045.9
Latin America	480.8	656.6	1,202.8
Africa/Asia Pacific	354.9	738.4	988.2
Total	$2,466.7	$3,366.7	$4,578.9
The total assets of the discontinued operations as of December 31, 2015, 2014 and 2013 are $160.8 million, $433.7 million and $647.7 million, respectively. The total assets of the discontinued operations are included in the Africa/Asia Pacific segment above.
Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Electric Utility	$1,431.6	$1,702.9	$1,809.3
Electrical Infrastructure	1,224.9	1,552.4	1,648.9
Construction	819.9	1,229.5	1,348.7
Communications	501.5	545.3	681.6
Rod Mill Products	247.2	358.9	292.8
Total	$4,225.1	$5,389.0	$5,781.3

Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Non - Current Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	Dec 31, 2015	Dec 31, 2014
United States	$1,914.0	$2,049.3	$1,919.8	$266.0	$318.9
Canada	345.5	467.1	708.0	25.4	42.3
France	295.2	383.6	469.4	61.9	65.4
Brazil	247.4	457.9	421.3	57.4	69.7
Spain	153.5	218.5	280.7	47.6	64.0
Others	1,269.5	1,812.6	1,982.1	266.5	410.3
Total	$4,225.1	$5,389.0	$5,781.3	$724.8	$970.6
The total long-lived assets of the discontinued operations as of December 31, 2015 and 2014 are $56.9 million and $119.9 million, respectively. The total long-lived assets of the discontinued operations are included in the Others category above.
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
On March 7, 2011, GK Technologies, Inc. (“GK Tech”) was served with a Complaint filed on February 24, 2011, by the Housing Authority of the City of Los Angeles (“HACLA”) arising under CERCLA, California statutory law, and common law in the case known as Housing Authority of the City of Los Angeles v. PCC Technical Industries, Inc., Case No. 11-CV-01626 FMO (C.D. Cal.).  The Housing Authority contends that GK Tech and several other defendants are responsible for environmental contamination at property located at 9901 S. Alameda Street in Los Angeles (the “Site”), which was apparently the location of a steel recycling mill formerly operated by a former subsidiary of GK Tech. The former subsidiary was legally dissolved in September 1993.
GK Tech has asserted various defenses to the claim, including the dissolution of the former subsidiary and the lack of knowledge of the environmental contamination.  The Court had previously determined, as a matter of law, that the former subsidiary is one of several potentially responsible parties (“PRPs”) liable under CERCLA for costs of remediation of the contamination at the Site.
HACLA began conducting remediation work at the Site in April 2015, with projected costs at the time ranging from $5 million to $13 million.  In October 2015, HACLA substantially expanded the scope of the remediation work at the Site and now estimates that the total costs to complete the work are between $21 million and $30 million.  HACLA has collected some amounts through prior settlements with parties that owned and/or conducted operations on the Site after March 1979, which amounts we believe would partially offset any possible liability of GK Tech. GK Tech believes that it has very good defenses to HACLA’s successor liability theories but, nevertheless, it is reasonably possible that GK Tech could be held liable for between $0 million and $30 million in this case.
At December 31, 2015 and 2014, we had an accrued liability of approximately $3.6 million and $4.5 million, respectively, for various environmental-related liabilities to the extent costs are known and can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 27 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of December 31, 2015, we were a defendant in approximately 339 cases brought in state and federal courts throughout the United States. In the calendar year 2015, 99 asbestos cases were brought against us. In the calendar year 2014, 104 asbestos cases were brought against us. In the last 27 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of December 31, 2015, 50,875 asbestos cases have been dismissed. In the calendar year 2015, 2,988 asbestos cases were dismissed. As of December 31, 2014, 47,887 cases were dismissed. With regards to the approximately 339 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
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
For cases outside the MDL as of December 31, 2015, plaintiffs have asserted monetary damages in 175 cases. In 63 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $670 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 111 other cases pending in state and federal district courts (outside the MDL), plaintiffs seek approximately $480 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $4 million. In addition, in relation to these 175 cases, there are claims of $319 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of December 31, 2015 and 2014, we had accrued, on a gross basis, approximately $4.1 million and $4.7 million, respectively, and as of December 31, 2015 and 2014, had recovered approximately $0.4 million and $0.5 million of insurance recoveries for these lawsuits, respectively. The net amount of $3.7 million and $4.2 million, as of December 31, 2015 and 2014, respectively, represents our best estimate in order to cover resolution of current and future asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of December 31, 2015 and 2014, aggregate settlement costs were $9.7 million and $9.5 million, respectively. In calendar years 2015, 2014 and 2013, the settlement costs totaled $0.2 million, $0.6 million and $0.3 million, respectively. As of December 31, 2015 and 2014, aggregate litigation costs were $26.1 million and $24.7 million, respectively. In calendar years 2015, 2014 and 2013, the costs of administering and litigating asbestos claims totaled $1.4 million, $1.8 million and $1.7 million, respectively.
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

European Commission competition matter
As part of the Company’s acquisition of Silec in December 2005, SAFRAN SA (“SAFRAN”), agreed to indemnify the Company for the full amount of losses arising from, related to or attributable to practices, if any, that are similar to previous practices investigated by the French competition authority for alleged competition law violations related to medium-and high voltage cable markets. The Company has asserted a claim under this indemnity against SAFRAN related to the European Commission’s Statement of Objections, discussed below, to preserve the Company’s rights in case of an adverse European Commission decision.
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
One of our Brazilian subsidiaries has received formal notices of infractions from the Brazilian state authorities related to the failure to timely file electronic records with the state authorities in regard to inventories, good receipts, and invoices from acquisitions.  The total amount due for the infractions including potential interest and penalties was up to $20 million. In July 2015, we resolved these claims under a tax amnesty program for an immaterial amount.
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

Brazil labor matter
One of our Brazilian subsidiaries has received infraction notices issued by the Department of Labor.  Subsequently, the Brazilian Federal Labor Public Prosecutor filed a related lawsuit claiming collective punitive damages, in the amount of approximately $10 million. In March 2015, the Lower Labor Court rendered a decision granting collective punitive damages of approximately $1.6 million which was subsequently overturned on appeal but then reinstated by the Lower Labor Court.  The Brazilian subsidiary is appealing this decision, and as of December 31, 2015, we have accrued our best estimate of the probable loss upon resolution of this claim, which is immaterial.
Government and internal investigations
We have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with, and certain other transactions involving, our operations in Angola, Thailand, India, China and Egypt (the “Subject Countries”). Our review has focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. We have substantially completed our internal review in the Subject Countries and, based on our findings, we have increased our outstanding FCPA-related accrual of $24 million by an incremental $4 million, which represents the estimated profit derived from certain transactions that we believe is probable to be disgorged. We have also identified certain other transactions that may raise concerns under the FCPA for which it is at least reasonably possible we may be required to disgorge up to an additional $33 million, which represents the estimated profits derived from those other transactions.
The amounts accrued and the additional range of reasonably possible loss solely reflect profits that may be disgorged based on our investigation in the Subject Countries, and do not include, and we are not able to reasonably estimate, the amount of any possible fines, civil or criminal penalties or other relief, any or all of which could be substantial. The SEC and DOJ inquiries into these matters remain ongoing. We continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions.
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

Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of substantial fines, civil and criminal penalties, and equitable remedies, including disgorgement and injunctive relief. Because the government investigations regarding commission payment practices and our use and payment of agents described above are ongoing, we are unable to predict their duration, scope, results, or consequences. Dispositions of these types of matters can result in modifications to business practices and compliance programs, and in some cases the appointment of a monitor to review future business and practices with the objective of effecting compliance with the FCPA and other applicable laws. At this time, we cannot reasonably estimate the amount or range of additional possible loss that we may incur above the amount accrued to date in connection with the foregoing matters.
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
In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former officers, one of whom is a former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At December 31, 2015, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning December 31, 2015 through December 31, 2020 and thereafter are $16.7 million, $10.2 million, $8.0 million, $6.7 million and $5.0 million, respectively, and $6.5 million thereafter. Rental expense recorded in income from continuing operations was $41.6 million, $45.3 million and $47.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, the Company had $43.4 million in letters of credit (including the $36.7 million outstanding on the Company's Revolving Credit Facility), $168.5 million in various performance bonds and $173.9 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
20. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our Latin America and Africa/Asia Pacific segments. As of December 31, 2015 and 2014, the Company has recorded on its Consolidated Balance Sheets an investment in unconsolidated affiliated companies of $8.4 million and $17.5 million, respectively. The Company’s share of the income of these companies is reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” In 2015, 2014 and 2013, equity in net earnings of affiliated companies was $0.4 million, $1.2 million, and $1.7 million, respectively. As of December 31, 2015, the Company’s ownership percentage was as follows: Colada Continua Chilean, S.A. 41%, Nostag GmBH & Co. KG 33% and Pakistan Cables Limited 24.6%.

21. Fair Value Disclosure
The fair market values of the Company’s financial instruments are determined based on the fair value hierarchy as discussed in ASC 820.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	December 31, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$0.7	$—	$0.7	$—	$4.2	$—	$4.2
Equity securities	18.0	—	—	18.0	22.1	—	—	22.1
Total Assets	$18.0	$0.7	$—	$18.7	$22.1	$4.2	$—	$26.3
Liabilities:
Derivative liabilities	$—	$12.2	$—	$12.2	$—	$7.8	$—	$7.8
Total liabilities	$—	$12.2	$—	$12.2	$—	$7.8	$—	$7.8
At December 31, 2015, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
In 2015, the Company recognized asset-related charges of $17.7 million related to the Company's restructuring programs and $30.7 million related to the Company's Algerian operations.
During the first quarter of 2014, the Company recognized a goodwill impairment charge of $155.1 million and an impairment charge of $93.4 million for the indefinite-lived trade name associated with the PDIC reporting unit. In addition, the Company recognized asset-related charges of $29.3 million related to the Company's long-lived assets in Venezuela, $104.2 million related to the July 2014 restructuring plan and $13.1 million for the closure of the Brazil aluminum rod mill manufacturing plant in the year ended December 31, 2014.
To determine the fair value for the above assets, the Company considered appraisals, including discounted cash flows expected to result from the use and eventual disposition of the assets, utilizing standard valuation approaches, which incorporate Level 3 inputs. To determine the fair value of the asset groups, the Company employed both income and market-based approaches.  See Note 7 - Property, Plant and Equipment and Note 8 - Goodwill and Other Intangible Assets for additional details.
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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$1,171.1	$1,113.4	$1,027.3	$913.3
Gross profit	113.7	123.2	118.1	58.8
Net income (loss) from continuing operations	(34.7)	(1.6)	(36.2)	(51.7)
Net income (loss) from discontinued operations, net of tax	(6.2)	(6.8)	4.4	(3.0)
Net income (loss) including noncontrolling interest	(40.9)	(8.4)	(31.8)	(54.7)
Net income (loss) attributable to Company common shareholders	(38.1)	(6.9)	(29.0)	(47.9)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(38.1)	(6.9)	(29.0)	(47.9)
Earnings (loss) per common share — basic:
Earnings (loss) from continuing operations	$(0.69)	$(0.03)	$(0.69)	$(0.91)
Earnings (loss) from discontinued operations	(0.09)	(0.11)	0.10	(0.07)
Net earnings (loss)	(0.78)	(0.14)	(0.59)	(0.98)
Earnings (loss) per common share — assuming dilution:
Earnings (loss) from continuing operations	$(0.69)	$(0.03)	$(0.69)	$(0.91)
Earnings (loss) from discontinued operations	(0.09)	(0.11)	0.10	(0.07)
Net earnings (loss)	(0.78)	(0.14)	(0.59)	(0.98)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$1,301.5	$1,387.3	$1,315.8	$1,384.4
Gross profit	117.8	126.2	8.1	83.2
Net income (loss) from continuing operations	(262.4)	(13.7)	(110.0)	(186.7)
Net income (loss) from discontinued operations, net of tax	(77.0)	(9.0)	(8.8)	24.6
Net income (loss) including noncontrolling interest	(339.4)	(22.7)	(118.8)	(162.1)
Net income (loss) attributable to Company common shareholders	(315.4)	(24.8)	(124.2)	(163.2)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(315.4)	(24.8)	(124.2)	(163.2)
Earnings (loss) per common share — basic:
Earnings (loss) from continuing operations	$(5.26)	$(0.28)	$(2.34)	$(3.83)
Earnings (loss) from discontinued operations	(1.16)	(0.23)	(0.21)	0.48
Net earnings (loss)	(6.42)	(0.51)	(2.55)	(3.35)
Earnings (loss) per common share — assuming dilution:
Earnings (loss) from continuing operations	$(5.26)	$(0.28)	$(2.34)	$(3.83)
Earnings (loss) from discontinued operations	(1.16)	(0.23)	(0.21)	0.48
Net earnings (loss)	(6.42)	(0.51)	(2.55)	(3.35)

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

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,926.4	$2,298.7	$—	$4,225.1
Intercompany	75.6	219.2	154.8	(449.6)	—
	75.6	2,145.6	2,453.5	(449.6)	4,225.1
Cost of sales	—	1,889.9	2,295.4	(374.0)	3,811.3
Gross profit	75.6	255.7	158.1	(75.6)	413.8
Goodwill impairment charge	—	—	0.7	—	0.7
Intangible asset impairment charges	—	—	1.7	—	1.7
Selling, general and administrative expenses	75.6	185.1	205.7	(75.6)	390.8
Operating income (loss)	—	70.6	(50.0)	—	20.6
Other income (expense)	0.7	(8.1)	(59.6)	—	(67.0)
Interest income (expense):
Interest expense	(58.2)	(66.2)	(34.1)	63.8	(94.7)
Interest income	56.2	7.5	1.9	(63.8)	1.8
	(2.0)	(58.7)	(32.2)	—	(92.9)
Income (loss) before income taxes	(1.3)	3.8	(141.8)	—	(139.3)
Income tax (provision) benefit	0.3	21.2	(6.8)	—	14.7
Equity in net earnings of affiliated companies and subsidiaries	(120.9)	(145.9)	0.1	267.1	0.4
Net income (loss) from continuing operations	(121.9)	(120.9)	(148.5)	267.1	(124.2)
Net income (loss) from discontinued operations, net of taxes	—	—	(11.6)	—	(11.6)
Net income (loss) including noncontrolling interest	(121.9)	(120.9)	(160.1)	267.1	(135.8)
Less: net income (loss) attributable to noncontrolling interest	—	—	(13.9)	—	(13.9)
Net income (loss) attributable to Company common shareholders	$(121.9)	$(120.9)	$(146.2)	$267.1	$(121.9)
Comprehensive income (loss):
Net income (loss)	$(121.9)	$(120.9)	$(160.1)	$267.1	$(135.8)
Currency translation gain (loss)	(100.2)	(100.2)	(71.4)	171.6	(100.2)
Defined benefit plan adjustments, net of tax	15.1	15.1	10.0	(25.1)	15.1
Comprehensive income (loss), net of tax	(207.0)	(206.0)	(221.5)	413.6	(220.9)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(22.2)	—	(22.2)
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(207.0)	$(206.0)	$(199.3)	$413.6	$(198.7)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,064.9	$3,324.1	$—	$5,389.0
Intercompany	58.8	303.6	207.8	(570.2)	—
	58.8	2,368.5	3,531.9	(570.2)	5,389.0
Cost of sales	—	2,103.8	3,461.3	(511.4)	5,053.7
Gross profit	58.8	264.7	70.6	(58.8)	335.3
Goodwill impairment charge	—	—	93.5	—	93.5
Intangible asset impairment charges	—	2.1	76.2	—	78.3
Selling, general and administrative expenses	49.9	181.3	237.6	(58.8)	410.0
Operating income	8.9	81.3	(336.7)	—	(246.5)
Other income (expense)	(1.5)	5.3	(214.6)	—	(210.8)
Interest income (expense):
Interest expense	(63.0)	(65.7)	(54.1)	69.4	(113.4)
Interest income	55.2	13.9	3.6	(69.4)	3.3
	(7.8)	(51.8)	(50.5)	—	(110.1)
Income (loss) before income taxes	(0.4)	34.8	(601.8)	—	(567.4)
Income tax (provision) benefit	0.1	(11.4)	4.7	—	(6.6)
Equity in net earnings of affiliated companies and subsidiaries	(627.3)	(650.7)	0.6	1,278.6	1.2
Net income (loss) from continuing operations	(627.6)	(627.3)	(596.5)	1,278.6	(572.8)
Net income (loss) from discontinued operations, net of taxes	—	—	(70.2)	—	(70.2)
Net income (loss) including noncontrolling interest	(627.6)	(627.3)	(666.7)	1,278.6	(643.0)
Less: net income (loss) attributable to noncontrolling interest	—	—	(15.4)	—	(15.4)
Net income (loss) attributable to Company common shareholders	$(627.6)	$(627.3)	$(651.3)	$1,278.6	$(627.6)
Comprehensive income (loss):
Net income (loss)	$(627.6)	$(627.3)	$(666.7)	$1,278.6	$(643.0)
Currency translation gain (loss)	(118.0)	(118.0)	(61.0)	199.7	(97.3)
Defined benefit plan adjustments, net of tax	(25.7)	(25.7)	(12.4)	38.1	(25.7)
Other, net of tax	(7.6)	(7.6)	—	7.6	(7.6)
Comprehensive income (loss), net of tax	(778.9)	(778.6)	(740.1)	1,524.0	(773.6)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	5.3	—	5.3
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(778.9)	$(778.6)	$(745.4)	$1,524.0	$(778.9)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,233.0	$3,548.3	$—	$5,781.3
Intercompany	56.0	292.0	286.3	(634.3)	—
	56.0	2,525.0	3,834.6	(634.3)	5,781.3
Cost of sales	—	2,244.5	3,510.1	(578.3)	5,176.3
Gross profit	56.0	280.5	324.5	(56.0)	605.0
Selling, general and administrative expenses	43.4	191.0	250.8	(56.0)	429.2
Operating income	12.6	89.5	73.7	—	175.8
Other income (expense)	—	(6.2)	(60.4)	—	(66.6)
Interest income (expense):
Interest expense	(86.9)	(110.7)	(45.1)	120.6	(122.1)
Interest income	105.1	15.2	6.3	(120.6)	6.0
	18.2	(95.5)	(38.8)	—	(116.1)
Income (loss) before income taxes	30.8	(12.2)	(25.5)	—	(6.9)
Income tax (provision) benefit	(11.5)	13.8	(32.8)	—	(30.5)
Equity in net earnings of affiliated companies and subsidiaries	(37.1)	(38.7)	0.8	76.7	1.7
Net income (loss) from continuing operations	(17.8)	(37.1)	(57.5)	76.7	(35.7)
Net income (loss) from discontinued operations, net of taxes	—	—	25.6	—	25.6
Net income (loss) including noncontrolling interest	(17.8)	(37.1)	(31.9)	76.7	(10.1)
Less: preferred stock dividends	0.3	—	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	—	—	7.7	—	7.7
Net income (loss) attributable to Company common shareholders	$(18.1)	$(37.1)	$(39.6)	$76.7	$(18.1)
Comprehensive income (loss):
Net income (loss)	$(17.8)	$(37.1)	$(31.9)	$76.7	$(10.1)
Currency translation gain (loss)	(39.2)	(39.2)	(55.8)	87.3	(46.9)
Defined benefit plan adjustments, net of tax	31.8	31.8	12.3	(43.9)	32.0
Change in fair value of derivatives, net of tax	(0.1)	(0.1)	0.3	0.2	0.3
Comprehensive income (loss), net of tax	(25.3)	(44.6)	(75.1)	120.3	(24.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	0.6	—	0.6
Comprehensive income (loss) attributable to Company common shareholders interest, net of tax	$(25.3)	$(44.6)	$(75.7)	$120.3	$(25.3)

Condensed Balance Sheet Information
December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$0.8	$78.9	$—	$79.7
Receivables, net of allowances	—	214.0	472.9	—	686.9
Inventories	—	367.7	440.1		807.8
Prepaid expenses and other	1.5	18.5	43.6	—	63.6
Current assets of discontinued operations	—	—	103.9	—	103.9
Total current assets	1.5	601.0	1,139.4	—	1,741.9
Property, plant and equipment, net	0.4	192.6	330.5	—	523.5
Deferred income taxes	—	56.2	20.6	(56.2)	20.6
Intercompany accounts	1,114.5	102.8	66.4	(1,283.7)	—
Investment in subsidiaries	72.4	672.8	—	(745.2)	—
Goodwill	—	13.8	8.4	—	22.2
Intangible assets, net	—	9.5	27.1	—	36.6
Unconsolidated affiliated companies	—	8.4	—	—	8.4
Other non-current assets	10.6	27.1	18.9	—	56.6
Non-current assets of discontinued operations	—	—	56.9	—	56.9
Total assets	$1,199.4	$1,684.2	$1,668.2	$(2,085.1)	$2,466.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.5	$307.9	$—	$411.4
Accrued liabilities	11.2	124.0	196.2	—	331.4
Current portion of long-term debt	—	—	154.9	—	154.9
Current liabilities of discontinued operations	—	—	51.6	—	51.6
Total current liabilities	11.2	227.5	710.6	—	949.3
Long-term debt	780.7	127.5	15.5	—	923.7
Deferred income taxes	179.5	—	22.0	(56.2)	145.3
Intercompany accounts	—	1,180.1	103.6	(1,283.7)	—
Other liabilities	—	76.7	108.9	—	185.6
Non-current liabilities of discontinued operations	—	—	1.7	—	1.7
Total liabilities	971.4	1,611.8	962.3	(1,339.9)	2,205.6
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	228.0	72.4	672.8	(745.2)	228.0
Noncontrolling interest	—	—	14.9	—	14.9
Total liabilities and equity	$1,199.4	$1,684.2	$1,668.2	$(2,085.1)	$2,466.7

Condensed Balance Sheet Information
December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.2	$135.5	$—	$136.7
Receivables, net of allowances	—	273.7	621.4	—	895.1
Inventories	—	406.9	519.7	—	926.6
Deferred income taxes	—	15.6	8.4	—	24.0
Prepaid expenses and other	1.6	30.6	67.7	—	99.9
Current assets of discontinued operations	—	—	313.8	—	313.8
Total current assets	1.6	728.0	1,666.5	—	2,396.1
Property, plant and equipment, net	0.5	209.0	461.2	—	670.7
Deferred income taxes	—	—	18.4	—	18.4
Intercompany accounts	1,280.8	402.4	94.1	(1,777.3)	—
Investment in subsidiaries	269.9	643.9	—	(913.8)	—
Goodwill	—	13.8	9.0	—	22.8
Intangible assets, net	—	11.4	39.1	—	50.5
Unconsolidated affiliated companies	—	8.3	9.2	—	17.5
Other non-current assets	12.1	33.7	25.0	—	70.8
Non-current assets of discontinued operations	—	—	119.9	—	119.9
Total assets	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$106.8	$445.9	$—	$552.7
Accrued liabilities	11.2	114.5	254.2	—	379.9
Current portion of long-term debt	125.0	—	266.6	—	391.6
Current liabilities of discontinued operations	—	—	158.6	—	158.6
Total current liabilities	136.2	221.3	1,125.3	—	1,482.8
Long-term debt	778.8	136.8	18.3	—	933.9
Deferred income taxes	196.8	(40.9)	22.4	—	178.3
Intercompany accounts	—	1,374.5	402.8	(1,777.3)	—
Other liabilities	1.0	88.9	138.8	—	228.7
Non-current liabilities of discontinued operations	—	—	16.0	—	16.0
Total liabilities	1,112.8	1,780.6	1,723.6	(1,777.3)	2,839.7
Redeemable noncontrolling interest	—	—	13.8	—	13.8
Total Company shareholders’ equity	452.1	269.9	643.9	(913.8)	452.1
Noncontrolling interest	—	—	61.1	—	61.1
Total liabilities and equity	$1,564.9	$2,050.5	$2,442.4	$(2,691.1)	$3,366.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$1.8	$179.2	$5.8	$(11.7)	$175.1
Net cash flows of operating activities from discontinued operations	—	—	23.8	—	23.8
Net cash flows of operating activities	1.8	179.2	29.6	(11.7)	198.9
Cash flows of investing activities:
Capital expenditures	—	(18.6)	(37.9)	—	(56.5)
Proceeds from properties sold	—	0.1	0.9	—	1.0
Reduction of cash due to Venezuela deconsolidation	—	—	(8.2)	—	(8.2)
Disposal of a subsidiary, net of cash disposed of	—	—	1.9	—	1.9
Other	—	(0.2)	0.3	—	0.1
Net cash flows of investing activities from continuing operations	—	(18.7)	(43.0)	—	(61.7)
Net cash flows of investing activities from discontinued operations	—	88.4	(16.2)	—	72.2
Net cash flows of investing activities	—	69.7	(59.2)	—	10.5
Cash flows of financing activities:
Dividends paid to shareholders	(35.3)	—	—	—	(35.3)
Intercompany accounts	158.3	(208.4)	38.4	11.7	—
Proceeds from other debt	—	2,082.1	860.0	—	2,942.1
Repayments of other debt	(125.0)	(2,091.3)	(949.3)	—	(3,165.6)
Dividends paid to noncontrolling interest	—	—	(0.2)	—	(0.2)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities from continuing operations	(1.8)	(217.6)	(51.1)	11.7	(258.8)
Net cash flows of financing activities from discontinued operations	—	—	(0.5)	—	(0.5)
Net cash flows of financing activities	(1.8)	(217.6)	(51.6)	11.7	(259.3)
Effect of exchange rate changes on cash and cash equivalents	—	(31.7)	(11.8)	—	(43.5)
Increase (decrease) in cash and cash equivalents	—	(0.4)	(93.0)	—	(93.4)
Cash and cash equivalents — beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents — end of period	$—	$0.8	$111.6	$—	$112.4
Less cash and cash equivalents of discontinued operations	$—	$—	$32.7	$—	$32.7
Cash and cash equivalents of continuing operations — end of period	$—	$0.8	$78.9	$—	$79.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$0.6	$116.9	$(7.8)	$(15.1)	$94.6
Net cash flows of operating activities from discontinued operations	—	—	38.6	—	38.6
Net cash flows of operating activities	0.6	116.9	30.8	(15.1)	133.2
Cash flows of investing activities:
Capital expenditures	—	(34.3)	(46.5)	—	(80.8)
Proceeds from properties sold	—	16.6	2.2	—	18.8
Intercompany	—	(19.8)	—	19.8	—
Other	—	(1.6)	1.4	—	(0.2)
Net cash flows of investing activities from continuing operations	—	(39.1)	(42.9)	19.8	(62.2)
Net cash flows of investing activities from discontinued operations	—	67.1	(20.9)	—	46.2
Net cash flows of investing activities	—	28.0	(63.8)	19.8	(16.0)
Cash flows of financing activities:
Dividends paid to shareholders	(35.4)	—	—	—	(35.4)
Intercompany accounts	65.0	(17.8)	(42.5)	(4.7)	—
Proceeds from other debt	—	1,406.6	1,279.6	—	2,686.2
Repayments of other debt	—	(1,494.9)	(1,244.8)	—	(2,739.7)
Purchase of noncontrolling interest	—	(1.5)	0.8	—	(0.7)
Dividends paid to noncontrolling interest	—	—	(0.7)	—	(0.7)
Repurchase of common shares	(30.7)	—	—	—	(30.7)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Net cash flows of financing activities from continuing operations	(0.8)	(107.6)	(7.6)	(4.7)	(120.7)
Net cash flows of financing activities from discontinued operations	—	—	(2.4)	—	(2.4)
Net cash flows of financing activities	(0.8)	(107.6)	(10.0)	(4.7)	(123.1)
Effect of exchange rate changes on cash and cash equivalents	—	(38.3)	(167.5)	—	(205.8)
Cash held for sale	—	—	(1.3)	—	(1.3)
Increase (decrease) in cash and cash equivalents	(0.2)	(1.0)	(211.8)	—	(213.0)
Cash and cash equivalents — beginning of period	0.2	2.2	416.4	—	418.8
Cash and cash equivalents — end of period	$—	$1.2	$204.6	$—	$205.8
Less cash and cash equivalents of discontinued operations	$—	$—	$69.1	$—	$69.1
Cash and cash equivalents of continuing operations — end of period	$—	$1.2	$135.5	$—	$136.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2013

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$56.0	$100.1	$(157.0)	$—	$(0.9)
Net cash flows of operating activities from discontinued operations	—	—	39.1	—	39.1
Net cash flows of operating activities	56.0	100.1	(117.9)	—	38.2
Cash flows of investing activities:
Capital expenditures	(0.3)	(29.1)	(51.6)	—	(81.0)
Acquisitions, net of cash acquired	—	(2.3)	(4.6)	—	(6.9)
Proceeds from properties sold	—	0.3	0.1	—	0.4
Other	—	(43.7)	44.5	—	0.8
Net cash flows of investing activities from continuing operations	(0.3)	(74.8)	(11.6)	—	(86.7)
Net cash flows of investing activities from discontinued operations	—	—	(7.9)	—	(7.9)
Net cash flows of investing activities	(0.3)	(74.8)	(19.5)	—	(94.6)
Cash flows of financing activities:
Preferred stock dividend paid	(27.0)	—	—	—	(27.0)
Intercompany accounts	280.0	(306.0)	26.0	—	—
Proceeds from other debt	—	420.0	1,209.6	—	1,629.6
Repayments of other debt	—	(194.9)	(1,142.7)	—	(1,337.6)
Settlement of long term debt including fees and expenses	(355.0)	—	—	—	(355.0)
Purchase of non-controlling interest	—	8.2	(12.2)	—	(4.0)
Dividends paid to noncontrolling interest	—	—	(0.4)	—	(0.4)
Repurchase of common shares	(19.5)	—	—	—	(19.5)
Proceeds from exercise of stock options	0.7	—	—	—	0.7
Net cash flows of financing activities from continuing operations	(120.8)	(72.7)	80.3	—	(113.2)
Net cash flows of financing activities from discontinued operations	—	—	(9.2)	—	(9.2)
Net cash flows of financing activities	(120.8)	(72.7)	71.1	—	(122.4)
Effect of exchange rate changes on cash and cash equivalents	—	5.4	(30.1)	—	(24.7)
Increase (decrease) in cash and cash equivalents	(65.1)	(42.0)	(96.4)	—	(203.5)
Cash and cash equivalents — beginning of period	65.3	44.2	512.8	—	622.3
Cash and cash equivalents — end of period	$0.2	$2.2	$416.4	$—	$418.8
Less cash and cash equivalents of discontinued operations	$—	$—	$98.3	$—	$98.3
Cash and cash equivalents of continuing operations — end of period	$0.2	$2.2	$318.1	$—	$320.5
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
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended
(in millions)	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Beginning Balance	$1,280.8	$1,305.5	$1,566.7
Non-cash transactions
Deferred tax	(19.9)	21.4	7.1
Equity based awards	11.7	13.8	11.7
Foreign currency and other	0.2	5.1	—
Cash transactions	(158.3)	(65.0)	(280.0)
Ending Balance	$1,114.5	$1,280.8	$1,305.5
Dividends
There were no dividend payments to the Parent Company from the Guarantor Subsidiaries in the twelve months ended December 31, 2015, 2014, and 2013.
Parent Company Long-Term Debt
At December 31, 2015 and 2014, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

(in millions)	Dec 31, 2015	Dec 31, 2014
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount on Subordinated Convertible Notes due 2029	(257.8)	(259.7)
Senior Floating Rate Notes	—	125.0
Other	9.0	9.0
Total Parent Company debt	780.7	903.8
Less current maturities	—	125.0
Parent Company Long-term debt	$780.7	$778.8

(in millions)	2016	2017	2018	2019	2020
Debt maturities	$—	$—	$—	$—	$—
Long-term debt related to the Parent Company is discussed in Note 10 - Long-Term Debt.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 10 - Long-Term Debt and Note 19 - Commitments and Contingencies.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Accounts Receivable Allowances:
Beginning balance	$20.3	$26.0	$26.9
Impact of foreign currency exchange rate changes	(3.1)	(4.0)	(1.2)
Provision	3.2	4.9	6.3
Write-offs	(2.8)	(6.6)	(6.0)
Ending balance	$17.6	$20.3	$26.0
Deferred Tax Valuation Allowance:
Beginning balance	$118.5	$73.2	$55.9
Additions charged to tax expense	38.1	102.4	23.2
Changes attributable to acquisitions and dispositions	6.7	(0.5)	—
Changes impacting equity and other movements	(17.0)	(43.8)	(5.7)
Reductions from utilization and reassessments	(6.8)	(12.8)	(0.2)
Ending balance	$139.5	$118.5	$73.2