Form 10-Q
period 2016-07-01
GENERAL CABLE CORP /DE/
filed 2016-08-04
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2016
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 29, 2016
Common Stock, $0.01 par value	49,288,566

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (in millions, except per share data) (unaudited)

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net sales	$990.0	$1,113.4	$1,964.0	$2,284.5
Cost of sales	873.8	990.2	1,741.7	2,047.6
Gross profit	116.2	123.2	222.3	236.9
Selling, general and administrative expenses	55.6	97.8	144.5	195.3
Goodwill impairment charge	—	—	1.6	—
Intangible asset impairment charges	2.5	1.7	2.8	1.7
Operating income (loss)	58.1	23.7	73.4	39.9
Other income (expense)	9.1	(6.0)	7.7	(31.8)
Interest income (expense):
Interest expense	(22.7)	(25.3)	(44.2)	(49.7)
Interest income	0.3	0.5	0.6	1.0
	(22.4)	(24.8)	(43.6)	(48.7)
Income (loss) before income taxes	44.8	(7.1)	37.5	(40.6)
Income tax (provision) benefit	(11.4)	5.5	(12.2)	4.1
Equity in net earnings of affiliated companies	0.3	—	0.4	0.2
Net income (loss) from continuing operations	33.7	(1.6)	25.7	(36.3)
Net income (loss) from discontinued operations, net of tax	(5.4)	(6.8)	(1.8)	(13.0)
Net income (loss) including noncontrolling interest	28.3	(8.4)	23.9	(49.3)
Less: net income (loss) attributable to noncontrolling interest	(1.5)	(1.5)	(1.2)	(4.3)
Net income (loss) attributable to Company common shareholders	$29.8	$(6.9)	$25.1	$(45.0)
Earnings (loss) per share - Net income (loss) from continuing operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$0.71	$(0.03)	$0.54	$(0.72)
Earnings (loss) per common share-assuming dilution	$0.68	$(0.03)	$0.52	$(0.72)
Earnings (loss) per share - Net income (loss) from discontinued operations attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.11)	$(0.11)	$(0.03)	$(0.20)
Earnings (loss) per common share-assuming dilution	$(0.11)	$(0.11)	$(0.03)	$(0.20)
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$0.60	$(0.14)	$0.51	$(0.92)
Earnings (loss) per common share-assuming dilution	$0.57	$(0.14)	$0.48	$(0.92)
Dividends per common share	$0.18	$0.18	$0.36	$0.36
Comprehensive income (loss):
Net income (loss)	$28.3	$(8.4)	$23.9	$(49.3)
Currency translation gain (loss)	(0.3)	(13.6)	31.2	(58.2)
Defined benefit plan adjustments, net of tax of $0.9 million and $1.8 million in the three and six months ended July 1, 2016 and $1.0 million and $2.5 million in the three and six months ended July 3, 2015	1.3	1.8	2.6	4.8
Comprehensive income (loss), net of tax	29.3	(20.2)	57.7	(102.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(1.8)	(2.3)	(1.3)	(8.7)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$31.1	$(17.9)	$59.0	$(94.0)
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	July 1, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$62.8	$79.7
Receivables, net of allowances of $16.0 million at July 1, 2016 and $17.6 million at December 31, 2015	753.2	686.9
Inventories	771.5	807.8
Prepaid expenses and other	102.0	62.1
Current assets of discontinued operations	90.0	103.9
Total current assets	1,779.5	1,740.4
Property, plant and equipment, net	506.3	523.5
Deferred income taxes	18.2	20.6
Goodwill	19.7	22.2
Intangible assets, net	36.5	36.6
Unconsolidated affiliated companies	8.8	8.4
Other non-current assets	41.5	46.0
Non-current assets of discontinued operations	56.1	56.9
Total assets	$2,466.6	$2,454.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$427.7	$411.4
Accrued liabilities	360.1	331.4
Current portion of long-term debt	133.8	154.9
Current liabilities of discontinued operations	25.9	51.6
Total current liabilities	947.5	949.3
Long-term debt	890.3	911.6
Deferred income taxes	145.5	145.3
Other liabilities	178.9	185.6
Non-current liabilities of discontinued operations	1.8	1.7
Total liabilities	2,164.0	2,193.5
Commitments and contingencies (see Note 18)
Redeemable noncontrolling interest	18.2	18.2
Total equity:
Common stock, $0.01 par value, issued and outstanding shares:
July 1, 2016 – 49,286,436 (net of 9,523,530 treasury shares)
December 31, 2015 – 48,908,227 (net of 9,901,739 treasury shares)	0.6	0.6
Additional paid-in capital	713.7	720.5
Treasury stock	(171.7)	(180.1)
Retained earnings	34.5	27.2
Accumulated other comprehensive income (loss)	(306.3)	(340.2)
Total Company shareholders’ equity	270.8	228.0
Noncontrolling interest	13.6	14.9
Total equity	284.4	242.9
Total liabilities, redeemable noncontrolling interest and equity	$2,466.6	$2,454.6
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)

	Six Fiscal Months Ended
	July 1, 2016	July 3, 2015
Cash flows of operating activities:
Net income (loss) attributable to Company common shareholders	$25.1	$(45.0)
Net income (loss) attributable to noncontrolling interest	(1.2)	(4.3)
Net income (loss) including noncontrolling interest	23.9	(49.3)
Net (income) loss from discontinued operations, net of taxes	1.8	13.0
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	42.8	47.4
Foreign currency exchange (gain) loss	(4.5)	29.4
Deferred income taxes	1.1	(11.3)
Non-cash asset impairment charges	11.8	12.2
Non-cash interest charges	1.8	1.7
(Gain) loss on disposal of subsidiaries	(46.5)	10.8
Loss on disposal of subsidiaries held for sale	13.3	—
(Gain) loss on disposal of property	1.4	1.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(82.6)	(13.1)
(Increase) decrease in inventories	30.8	(24.4)
(Increase) decrease in other assets	4.1	25.3
Increase (decrease) in accounts payable	28.0	117.5
Increase (decrease) in accrued and other liabilities	(20.9)	(31.7)
Net cash flows of operating activities from continuing operations	6.3	128.8
Net cash flows of operating activities from discontinued operations	9.7	0.7
Net cash flows of operating activities	16.0	129.5
Cash flows of investing activities:
Capital expenditures	(32.1)	(30.3)
Proceeds from properties sold	0.6	0.3
Disposal of subsidiaries, net of cash disposed of	64.6	22.7
Other	(0.2)	0.3
Net cash flows of investing activities from continuing operations	32.9	(7.0)
Net cash flows of investing activities from discontinued operations	(0.1)	(4.4)
Net cash flows of investing activities	32.8	(11.4)
Cash flows of financing activities:
Dividends paid to shareholders	(17.8)	(17.7)
Proceeds from debt	753.0	1,839.8
Repayments of debt	(787.8)	(1,949.7)
Dividends paid to noncontrolling interest	(0.1)	(0.1)
Proceeds from exercise of stock options	—	0.2
Net cash flows of financing activities from continuing operations	(52.7)	(127.5)
Net cash flows of financing activities from discontinued operations	(1.8)	(3.4)
Net cash flows of financing activities	(54.5)	(130.9)
Effect of exchange rate changes on cash and cash equivalents	3.9	(38.2)
Cash held for sale	(4.7)	—
Increase (decrease) in cash and cash equivalents	(6.5)	(51.0)
Cash and cash equivalents – beginning of period	112.4	205.8
Cash and cash equivalents – end of period	105.9	154.8
Less cash and cash equivalents of discontinued operations	43.1	52.5
Cash and cash equivalents of continuing operations – end of period	$62.8	$102.3
Supplemental Information
Cash paid during the period for:
Income tax payments from continuing operations, net of refunds	$8.8	$7.0
Interest paid from continuing operations	$40.9	$44.5
Non-cash investing and financing activities from continuing operations:
Capital expenditures included in accounts payable	$15.4	$11.7
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2015	$242.9	$0.6	$720.5	$(180.1)	$27.2	$(340.2)	$14.9
Comprehensive income (loss)	57.7				25.1	33.9	(1.3)
Common stock dividend	(17.8)				(17.8)
Excess tax benefit (deficiency) from stock based compensation	(3.1)		(3.1)
Stock options and RSU expense	6.2		6.2
Other – issuance pursuant to restricted stock, stock options and other	(1.5)		(9.9)	8.4
Balance, July 1, 2016	$284.4	$0.6	$713.7	$(171.7)	$34.5	$(306.3)	$13.6

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2014	$513.2	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$61.1
Comprehensive income (loss)	(102.7)				(45.0)	(49.0)	(8.7)
Common stock dividend	(17.7)				(17.7)
Excess tax benefit (deficiency) from stock based compensation	(1.5)		(1.5)
Dividends paid to noncontrolling interest	(2.3)						(2.3)
Sale of noncontrolling interests	(5.4)						(5.4)
Other – issuance pursuant to restricted stock, stock options and other	4.2		0.2	4.0
Balance, July 3, 2015	$387.8	$0.6	$713.5	$(180.3)	$121.7	$(312.4)	$44.7
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six fiscal months ended July 1, 2016 are not necessarily indicative of results that may be expected for the full year. The December 31, 2015 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016. The Company's results from continuing operations do not include the results of the Asia Pacific businesses ("Asia Pacific"). The results of these businesses, which comprised a portion of the Africa/Asia Pacific segment, are classified as discontinued operations for all periods disclosed in this report. Previously, the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations on a retrospective basis, and are included in the Africa/Asia Pacific segment.
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
The Company's Venezuelan operations’ cash balance of $8.2 million at the date of deconsolidation (previously measured using the SIMADI exchange rate), is no longer reported in Cash and cash equivalents in the Company's Condensed Consolidated Balance Sheets. There were no receivables due from the Venezuelan subsidiary at July 1, 2016 and December 31, 2015. At December 31, 2015, there was a payable of $2.9 million from the Company's Peru subsidiary that was classified to a third party trade payable upon deconsolidation in the Company's Condensed Consolidated Balance Sheet. This payable was settled during the second quarter of 2016 and there were no payables due to the Venezuelan subsidiary at July 1, 2016.
Since October 2, 2015, the Company's financial results have not included the operating results of its Venezuelan subsidiary. The
Company's financial results will only include U.S. dollar payments received from its Venezuelan subsidiary. Dividends, if any, from the Venezuelan subsidiary are recorded as operating income upon receipt of the cash. As of July 1, 2016, there have been no material developments in the conditions in Venezuela, including currency controls and governmental restrictions on operations, and this cost method investment has zero carrying value.
Subsequent to the deconsolidation of the Company’s Venezuelan subsidiary under the majority voting interest framework on
October 2, 2015, the subsidiary is considered a variable interest entity (“VIE”). The Company concluded that it was not deemed to be the primary beneficiary, and accordingly did not consolidate this subsidiary. To assess whether the Company had the power to direct the activities of the subsidiary that most significantly impact the subsidiary’s economic performance, the Company considered all facts and circumstances, including identifying the activities that most significantly impact the subsidiary’s economic performance, and determining if the Company had power over those activities.
The Company was not obligated to provide, nor has it provided, any financial support to its Venezuelan subsidiary subsequent to deconsolidation. As such, the risk associated with the Company's involvement in this VIE was limited to the carrying value of the Company's investment in the entity, and any receivables due from the entity. As of July 1, 2016, the Company's maximum risk of loss related to VIEs in which the Company was not the primary beneficiary was zero. In the third quarter of 2016, the Company completed the sale of its Venezuelan subsidiary for cash consideration of approximately $6 million. Upon completing the sale of the subsidiary in the third quarter of 2016, the subsidiary is no longer considered a VIE.

2.	Accounting Standards
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2015 Annual Report on Form 10-K. In the six months ended July 1, 2016, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the condensed consolidated financial statements.
The following accounting pronouncements were adopted and became effective with respect to the Company in 2016:
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB also issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarified the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The update requires retrospective application and represents a change in accounting principle. Debt issuance costs of $1.5 million, previously recorded to Prepaid expenses and other, and $10.6 million, previously recorded to Other non-current assets, are now presented as a direct deduction from the carrying amount of Long-term debt on the Company's Condensed Consolidated Balance Sheets as of December 31, 2015.
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
3.    Assets and Liabilities Held for Sale and Discontinued Operations
In October 2014, the Company announced the intent to divest all of the Company's operations in Asia Pacific and Africa. The Company expects to incur approximately $14 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Charges incurred in the three and six months ended July 1, 2016 were $1.4 million and $1.6 million, respectively. Charges incurred in the three and six months ended July 3, 2015 were $1.1 million and $1.3 million, respectively.
Asia Pacific
The disposal of the Company's Asia Pacific operations is considered a strategic shift that has or will have a major effect on the Company's operations and financial results. As part of the October 2014 announcement, the Company completed the following as of July 1, 2016:

•
In the first quarter of 2016, the Company completed the sale of General Cable Energy India Private Ltd. ("India") for gross proceeds of $10.8 million. The pre-tax gain recognized in the six months ended July 1, 2016 from the disposition of India was $1.6 million.

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

As of July 1, 2016, the Company determined that the remaining Asia Pacific operations continued to meet the held for sale criteria set forth in ASC 360 - Property, Plant and Equipment ("ASC 360") to be classified as held for sale. Assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and depreciation is ceased. Development of estimates of fair value in this circumstance is complex and is dependent upon, among other factors, the nature of potential sales transactions, composition of assets and/or businesses in the disposal group, the comparability of the disposal group to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Key assumptions were developed based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction.
Consistent with the conclusion reached in 2015, as of July 1, 2016, the Company determined the disposals of the PDP and PDEP, Fiji, Keystone, Thailand and India businesses combined with the businesses held for sale result in the Company’s disposal of a major geographical area, Asia Pacific. This disposal is considered a strategic shift; therefore, the results of Asia Pacific are classified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis. As a result, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses.
Africa
The Company's Africa businesses, and disposals of related operations to date, is not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company has completed the following as of July 1, 2016:

•
In the second quarter of 2016, the Company completed the sale of General Cable S.A.E. ("Egypt") for gross proceeds of $5.8 million. The pre-tax loss recognized in the three and six months ended July 1, 2016 from the disposition of Egypt was $8.4 million and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations

and Comprehensive Income (Loss) in the Europe segment (based on the legal entity hierarchy). The disposal loss was calculated using the Company's cumulative translation adjustment as part of the carrying amount of the investment.

•
In 2016, the Company signed a definitive agreement to sell Metal Fabricators of Zambia PLC ("Zambia") for cash consideration of approximately $9 million, subject to customary working capital adjustments at the closing date. The Company expects to close the sale of the operations in 2016. As of July 1, 2016, the Company determined that Zambia met the held for sale criteria set forth in ASC 360. Current assets of $35.5 million are included in the Prepaid expenses and other caption and non-current assets of $2.6 million are included in the Other non-current assets caption in the Condensed Consolidated Balance Sheets. Current liabilities of $40.8 million are included in the Accrued liabilities caption and non-current liabilities of $0.5 million are included in the Other liabilities caption of the Condensed Consolidated Balance Sheets. The estimated pre-tax loss from the disposition of Zambia recognized in the three and six months ended July 1, 2016 was $13.3 million and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Africa/Asia Pacific segment. The estimated disposal loss was calculated using the Company's cumulative translation adjustment as part of the carrying amount of the investment.

As of July 1, 2016, the Company determined that the remaining Africa businesses did not meet the held for sale criteria set forth in ASC 360 primarily driven by management’s belief that the probability of a sale within one year is uncertain. The disposal of the Company's Africa businesses is not considered a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Discontinued Operations Financial Results - Asia Pacific
The results of operations, financial position and cash flows for Asia Pacific are separately reported as discontinued operations for all periods presented. Included in Net income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) were the following (in millions):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net sales	$31.2	$89.5	$59.9	$180.6
Cost of sales	28.2	81.2	52.1	165.3
Gross profit	3.0	8.3	7.8	15.3
Selling, general and administrative expenses	7.8	13.1	9.0	25.1
Goodwill and intangible asset impairment charges	—	—	—	3.2
Operating income (loss)	(4.8)	(4.8)	(1.2)	(13.0)
Other income (expense)	(1.1)	(2.1)	(0.9)	(1.2)
Interest expense, net	0.1	(0.4)	(0.1)	(1.0)
Pre-tax gain on the disposal of discontinued operation	—	—	1.6	—
Income (loss) before income taxes	(5.8)	(7.3)	(0.6)	(15.2)
Income tax (provision) benefit	0.4	0.5	(1.2)	2.1
Equity in net earnings of affiliated companies	—	—	—	0.1
Net income (loss) including noncontrolling interest	$(5.4)	$(6.8)	$(1.8)	$(13.0)
The pre-tax loss attributable to the parent for Asia Pacific for the three and six months ended July 1, 2016 was $5.8 million and $0.6 million. The pre-tax loss attributable to the parent for Asia Pacific for the three and six months ended July 3, 2015 was $5.5 million and $9.7 million.

Financial information for assets and liabilities held for sale were the following (in millions):

	July 1, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$43.1	$32.7
Receivables, net of allowances	18.3	28.5
Inventories	26.8	38.6
Prepaid expenses and other	1.8	4.1
Total current assets	90.0	103.9
Property, plant and equipment, net	39.4	39.7
Deferred income taxes	10.4	10.3
Other non-current assets	6.3	6.9
Total assets	$146.1	$160.8
Liabilities
Current liabilities:
Accounts payable	$9.6	$17.3
Accrued liabilities	16.3	21.1
Current portion of long-term debt	—	13.2
Total current liabilities	25.9	51.6
Deferred income taxes	(0.1)	0.2
Other liabilities	1.9	1.5
Total liabilities	$27.7	$53.3

4.    Restructuring
November 2015 restructuring program
In the fourth quarter of 2015, the Company committed to a new strategic roadmap targeting growth and improvement in market positions, improvement to its overall cost position, growth through innovation, enhancement of organizational capabilities, alignment of its organization structure and cultivation of a high-performance culture. This effort has been launched in a phased approach and is expected to continue over the next several years.
The Company expects to incur approximately $30 million in before-tax restructuring charges; $15 million in the North America segment ("North America"), $11 million in the Europe segment ("Europe") and $4 million in the Latin America segment ("Latin America"). For the three and six months ended July 1, 2016, the Company incurred charges of $9.6 million and $16.4 million, respectively. For the three and six months ended July 1, 2016, costs incurred were $8.3 million and $12.3 million in North America, $0.9 million and $3.6 million in Europe and $0.4 million and $0.5 million in Latin America, respectively. For the three and six months ended July 1, 2016, $3.9 million and $6.3 million of these charges were recorded in the Cost of sales caption and $5.7 million and $10.1 million were recorded in the Selling, general and administrative ("SG&A") expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. As of July 1, 2016, aggregate costs incurred were $12.4 million in North America, $10.3 million in Europe and $2.3 million in Latin America.
As part of the strategic roadmap, in the second quarter of 2016, the Company completed the disposal of its North American Automotive Ignition Wire business for total consideration of $70.7 million. The pre-tax gain recognized in the three and six months ended July 1, 2016 was $53.2 million. The gain is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This disposal did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Changes in the restructuring reserve and activity for the six months ended July 1, 2016 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$5.0	$6.0	$19.0	$30.0
Balance, December 31, 2015	$1.3	$—	$3.2	$4.5
Net provisions	2.4	1.4	12.6	16.4
Net benefits charged against the assets	—	(1.4)	(0.3)	(1.7)
Payments	(1.5)	—	(11.9)	(13.4)
Foreign currency translation	—	—	0.1	0.1
Balance, July 1, 2016	$2.2	$—	$3.7	$5.9
Total aggregate costs to date	$4.6	$3.3	$17.1	$25.0
Employee Separation Costs
The Company recorded employee separation costs of $1.1 million and $2.4 million for the three and six months ended July 1, 2016, respectively. The employee separation charges were $0.5 million and $1.0 million in North America and $0.6 million and $1.4 million in Europe for the three and six months ended July 1, 2016, respectively.
Employee separation costs include severance and retention bonuses. As of July 1, 2016, employee separation costs included severance charges for approximately 250 employees; approximately 190 of these employees were classified as manufacturing employees and approximately 60 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712").
Asset-Related Costs
The Company recorded asset-related costs of $1.3 million and $1.4 million for the three and six months ended July 1, 2016, respectively. The asset-related charges were $1.0 million in North America and $0.3 million and $0.4 million in Latin America for the three and six months ended July 1, 2016, respectively.
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
Other Costs
The Company recorded other restructuring-type charges of $7.2 million and $12.6 million for the three and six months ended July 1, 2016, respectively. The other restructuring-type charges were $6.8 million and $10.3 million in North America, $0.3 million and $2.2 million in Europe and $0.1 million in Latin America for the three and six months ended July 1, 2016, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, project management, termination of contracts and other immaterial costs.
July 2014 restructuring program
In July 2014, the Company announced a comprehensive restructuring program. As of July 1, 2016, this program is substantially complete and future estimated costs are expected to be immaterial. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally. Costs incurred as part of the restructuring program related to the Company's Asia Pacific operations are not included below as the costs associated with these exit or disposal activities are included within the results of discontinued operations.
As part of the restructuring program, in the second quarter of 2015, the Company completed the disposal of a subsidiary in Spain for cash consideration of $1.8 million. The pre-tax loss on the sale from the disposition in the quarter ended July 3, 2015 was $11.6 million. This sale did represent a strategic shift that had or will have a major effect on the Company's operations and financial results; therefore, the results are not presented as discontinued operations. This loss is included as asset-related restructuring costs in the Europe segment in the three and six months ended July 3, 2015 and is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three and six months ended July 1, 2016, the Company incurred charges of $4.9 million and $9.8 million, respectively. For the three and six months ended July 3, 2015, the Company incurred charges of $19.2 million and $35.1 million, respectively. For the three and six months ended July 1, 2016, costs incurred were $3.7 million and $6.1 million in North America, $0.8 million and $1.8 million in Europe and $0.4 million and $1.9 million in Latin America, respectively. For the three and six months ended July 3, 2015, costs incurred were $3.7 million and $7.6 million in North America, $12.4 million and $21.5 million in Europe and $3.1 million and $6.0 million in Latin America, respectively.
For the three and six months ended July 1, 2016, approximately $2.8 million and $7.0 million of these charges were recorded in the Cost of sales caption and $2.1 million and $2.8 million were recorded in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. For the three and six months ended July 3, 2015, $2.4 million and $11.5 million of these charges were recorded in the Cost of sales caption and $16.8 million and $23.6 million were recorded in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. The Company also incurred other costs as outlined below. As of July 1, 2016, aggregate costs incurred were $24.8 million in North America, $139.5 million in Europe and $38.5 million in Latin America.

Changes in the restructuring reserve and activity for the six months ended July 1, 2016 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Balance, December 31, 2015	$7.6	$—	$3.0	$10.6
Net provisions	1.4	1.7	6.7	9.8
Net benefits charged against the assets	—	(1.7)	0.6	(1.1)
Payments	(8.3)	—	(4.8)	(13.1)
Foreign currency translation	0.2	—	—	0.2
Balance, July 1, 2016	$0.9	$—	$5.5	$6.4
Total aggregate costs to date	$51.6	$121.7	$29.5	$202.8
Employee Separation Costs
The Company recorded employee separation costs of $0.6 million and $1.4 million for the three and six months ended July 1, 2016, respectively. The employee separation charges were $0.6 million and $1.3 million in North America for the three and six months ended July 1, 2016, respectively, and $0.1 million in Latin America for the six months ended July 1, 2016. The Company recorded employee separation costs of $2.7 million and $12.2 million for the three and six months ended July 3, 2015, respectively. The employee separation charges were $2.7 million and $6.4 million in North America, $(0.2) million and $4.8 million in Europe and $0.2 million and $1.0 million in Latin America for the three and six months ended July 3, 2015, respectively.
Employee separation costs include severance, retention bonuses and pension costs. As of July 1, 2016, employee separation costs included severance charges for approximately 1,310 employees; approximately 1,060 of these employees were classified as manufacturing employees and approximately 250 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 or charges for contractual termination benefits under ASC 712.
Asset-Related Costs
The Company recorded asset-related costs of $0.2 million and $1.7 million for the three and six months ended July 1, 2016, respectively. The long-lived asset impairment charges were $0.2 million and $1.0 million in North America for the three and six months ended July 1, 2016, respectively, and $0.7 million in Latin America for the six months ended July 1, 2016. The Company recorded asset-related costs of $12.8 million and $14.0 million for the three and six months ended July 3, 2015, respectively. The long-lived asset impairment charges were $11.4 million and $10.8 million in Europe and $1.4 million and $3.2 million in Latin America for the three and six months ended July 3, 2015, respectively.
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
Other Costs
The Company recorded other restructuring-type charges of $4.1 million and $6.7 million for the three and six months ended July 1, 2016, respectively. The other restructuring-type charges were $2.9 million and $3.8 million in North America, $0.8 million and $1.8 million in Europe and $0.4 million and $1.1 million in Latin America for the three and six months ended July 1, 2016, respectively. The Company recorded other restructuring-type charges of $3.7 million and $8.9 million for the three and six months ended July 3, 2015, respectively. The other restructuring-type charges were $1.0 million and $1.2 million in North America, $1.2 million and $5.9 million in Europe and $1.5 million and $1.8 million in Latin America for the three and six months ended July 3, 2015, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.

Tables of Contents

5.    Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended July 1, 2016 and July 3, 2015, the Company recorded other income of $9.1 million and other expense of $6.0 million, respectively. For the three months ended July 1, 2016, other income was primarily attributable to $5.7 million related to foreign currency transaction gains and $3.4 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended July 3, 2015, other expense was primarily attributable to $3.6 million related to foreign currency transaction losses and $2.4 million related to losses on derivative instruments that were not designated as cash flow hedges.
During the six months ended July 1, 2016 and July 3, 2015, the Company recorded other income of $7.7 million and other expense of $31.8 million, respectively. For the six months ended July 1, 2016, other income was primarily attributable to $4.2 million related to foreign currency transaction gains and $3.5 million related to gains on derivative instruments that were not designated as cash flow hedges. For the six months ended July 3, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.8 million, $7.0 million related to other foreign currency transaction losses and $2.0 million related to losses on derivative instruments that were not designated as cash flow hedges.
Refer to Note 1 - Basis of Presentation and Principles of Consolidation for more information regarding the Company's Venezuelan operations.
6.    Inventories
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market.

(in millions)	July 1, 2016	December 31, 2015
Raw materials	$165.2	$175.3
Work in process	128.9	122.5
Finished goods	477.4	510.0
Total	$771.5	$807.8
7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	July 1, 2016	December 31, 2015
Land	$45.1	$47.1
Buildings and leasehold improvements	198.7	189.7
Machinery, equipment and office furnishings	693.5	734.3
Construction in progress	31.1	25.7
Total gross book value	968.4	996.8
Less accumulated depreciation	(462.1)	(473.3)
Total net book value	$506.3	$523.5
Depreciation expense for the three and six fiscal months ended July 1, 2016 was $19.1 million and $37.8 million, respectively. Depreciation expense for the three and six fiscal months ended July 3, 2015 was $19.9 million and $42.0 million, respectively.

Tables of Contents

8.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Total
Balance, December 31, 2015	$16.5	$3.9	$1.8	$22.2	$0.3	$0.4	$0.7
Currency translation and other adjustments	(0.7)	—	(0.2)	(0.9)	0.4	—	0.4
Goodwill and indefinite-lived asset impairment	—	—	(1.6)	(1.6)	(0.3)	—	(0.3)
Balance, July 1, 2016	$15.8	$3.9	$—	$19.7	$0.4	$0.4	$0.8
The amounts of other intangible assets, excluding capitalized software, were as follows (in millions):

	July 1, 2016	December 31, 2015
Amortized intangible assets:
Amortized intangible assets	$122.6	$129.4
Accumulated amortization	(88.4)	(87.9)
Foreign currency translation adjustment	(5.5)	(5.6)
Amortized intangible assets, net	$28.7	$35.9
Amortized intangible assets are stated at cost less accumulated amortization as of July 1, 2016 and December 31, 2015. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the six months ended July 1, 2016 and July 3, 2015 was $4.2 million and $5.0 million, respectively. The estimated amortization expense during the twelve month periods beginning July 1, 2016 through July 2, 2021 and thereafter, based on exchange rates as of July 1, 2016, is $8.1 million, $5.9 million, $4.6 million, $3.3 million, $2.7 million and $4.1 million thereafter.
The Company capitalizes costs for internal use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years.

Tables of Contents

9.	Long-Term Debt

(in millions)	July 1, 2016	December 31, 2015
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount	(256.7)	(257.8)
Debt issuance costs	(11.4)	(12.1)
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	71.0	127.6
Other	9.2	9.2
Europe
Revolving Credit Facility	42.3	8.7
Other	8.4	23.4
Latin America credit facilities	123.9	113.8
Africa/Asia Pacific credit facilities	7.9	24.2
Total debt	1,024.1	1,066.5
Less current maturities	133.8	154.9
Long-term debt	$890.3	$911.6
At July 1, 2016, maturities of long-term debt during the twelve month periods beginning July 1, 2016 through July 2, 2021 and thereafter are $133.8 million, $0.9 million, $116.5 million, $0.8 million and $1.6 million, respectively, and $770.5 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	July 1, 2016	December 31, 2015
Face Value	$600.0	$600.0
Debt issuance costs	(7.6)	(8.2)
Book value	592.4	591.8
Fair Value (Level 1)	555.5	450.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes are summarized as of July 1, 2016 and December 31, 2015 as follows:

	Subordinated Convertible Notes
(in millions)	July 1, 2016	December 31, 2015
Face value	$429.5	$429.5
Debt discount	(256.7)	(257.8)
Debt issuance costs	(3.8)	(3.9)
Book value	169.0	167.8
Fair value (Level 1)	250.2	265.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized an immaterial amount in 2016, $0.6 million in 2015 and $1.7 million in 2014 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitments under the Revolving Credit Facility. As of July 1, 2016, the availability under the Revolving Credit Facility is greater than $100 million. The fair value of the Revolving Credit Facility approximates the carrying value based on Level 2 inputs.
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
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	July 1, 2016	December 31, 2015
Outstanding borrowings	$113.3	$136.3
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	383.3	347.5
Interest rate	2.5%	2.5%
Outstanding letters of credit	$25.2	$36.7
Original issuance	July 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at July 1, 2016 is $312.6 million, $32.6 million and $38.1 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2015 was $239.1 million, $34.8 million and $73.6 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	July 1, 2016	December 31, 2015
Outstanding borrowings	$123.9	$113.8
Undrawn availability	16.4	44.4
Interest rate – weighted average	10.0%	8.6%
Maturity date	Various; $123.5 million due within one year
The Company's Latin America credit facilities are short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature of the facilities based on Level 2 inputs.
Africa/Asia Pacific Credit Facilities
The Company’s Africa credit facilities are summarized in the table below:

(in millions)	July 1, 2016	December 31, 2015
Outstanding borrowings	$7.9	$24.2
Undrawn availability	29.1	85.8
Interest rate – weighted average	7.3%	6.5%
Maturity date	Various; $7.9 million due within one year
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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at July 1, 2016 and December 31, 2015 are shown below (in millions):

	July 1, 2016			December 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$99.8	$2.7	$1.8	$133.5	$0.3	$9.9
Foreign currency exchange	44.9	0.2	1.0	75.2	0.4	2.3
		$2.9	$2.8		$0.7	$12.2

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of July 1, 2016 and December 31, 2015, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets. As of July 1, 2016 and December 31, 2015, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of July 1, 2016 and December 31, 2015, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions. Refer to Note 5 - Other Income (Expense) for more information.

11.	Income Taxes
The Company’s effective tax rate for the six months ended July 1, 2016 and July 3, 2015 was 32.5% and 10.1%, respectively. The effective tax rate on the Company’s pre-tax income for the six months ended July 1, 2016 was favorably impacted by the use of U.S. capital losses for which no tax benefit was previously recognized. This resulted in the recognition of only $3.2 million of income tax expense on $53.2 million of pre-tax gain associated with the sale of the North American Automotive Ignition Wire business. This favorable factor was partially offset by recognizing no tax benefit on $18.6 million of operational losses and $8.4 million of loss recorded on the sale of our Egyptian business. These losses were incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The low effective tax rate on the Company’s pre-tax loss for the six months ended July 3, 2015 was primarily due to no tax benefit being available for the $22.8 million Venezuelan currency devaluation loss and no tax benefit being recognized on $53.0 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. These unfavorable factors were partially offset by $6.5 million of tax benefits associated with the net release of uncertain tax position reserves, $4.3 million of tax benefits associated with valuation allowance releases, and $11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of the Thailand business due to the sale in the third quarter of 2015.
The Company’s effective tax rate for the three months ended July 1, 2016 and July 3, 2015 was 25.4% and 77.5%, respectively. The effective tax rate for the three months ended July 1, 2016 was favorably impacted by the recognition of only $3.2 million of income tax expense on $53.2 million of pre-tax gain associated with the sale of the North American Automotive Ignition Wire business due to the use of U.S. capital losses for which no tax benefit was previously recognized. This favorable factor was partially offset by recognizing no tax benefit on $6.4 million of operational losses and $8.4 million of loss recorded on the sale of our Egyptian business. These losses were incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The high effective tax rate for the three months ended July 3, 2015 was primarily due to $11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of the Thailand business due to the sale in the third quarter of 2015. This was partially offset by no tax benefit being recognized on $24.2 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. The pre-tax loss was extremely low for the three months ended July 3, 2015 which also contributed to the volatile impact of these items on the effective tax rate.
During the second quarter of 2016, the Company accrued approximately $0.9 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $0.1 million of income tax benefits were recognized due to statute of limitation expirations associated with various uncertain tax positions.
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
The Internal Revenue Service ("IRS") is currently in the process of finalizing its examination of the Company's 2012 consolidated income tax return.  As discussed in the Company's 2015 Annual Report on Form 10-K, the IRS proposed a cumulative taxable income adjustment of $33.6 million through 2012 in connection with the Original Issue Discount (“OID”) yield on the Company’s $429.5 million Subordinated Convertible Notes (“Notes”) due 2029. The Company believes that the amount of the OID deductions claimed on its federal income tax returns since the 2009 issuance of the Notes is proper and appealed the IRS proposed adjustment in 2016. The appeal is ongoing. With limited exceptions, tax years prior to 2010 are no longer open in major foreign, state, or local tax jurisdictions.

Tables of Contents

12.	Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	July 1, 2016		July 3, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.3	$1.0	$0.4	$1.5
Interest cost	1.8	0.8	1.8	1.1
Expected return on plan assets	(2.4)	(0.6)	(2.6)	(0.7)
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net loss	1.7	0.3	1.9	0.7
Net pension expense	$1.4	$1.7	$1.5	$2.8

	Six Fiscal Months Ended
	July 1, 2016		July 3, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.6	$2.0	$0.8	$3.0
Interest cost	3.6	1.6	3.6	2.2
Expected return on plan assets	(4.8)	(1.2)	(5.2)	(1.4)
Amortization of prior service cost	—	0.4	—	0.4
Amortization of net loss	3.4	0.6	3.8	1.4
Settlement loss	—	—	—	0.9
Net pension expense	$2.8	$3.4	$3.0	$6.5
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net pension expense in 2016 is $8.4 million. The prior service cost to be amortized from accumulated other comprehensive income (loss) into net pension expense over the next fiscal year is immaterial.
Defined benefit pension plan cash contributions for the three fiscal months ended July 1, 2016 and July 3, 2015 were $1.3 million and $3.0 million, respectively. Defined benefit pension plan cash contributions for the six fiscal months ended July 1, 2016 and July 3, 2015 were $2.6 million and $6.0 million, respectively.

Tables of Contents

13.	Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of July 1, 2016 and December 31, 2015, respectively, consisted of the following (in millions):

	July 1, 2016		December 31, 2015
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(244.3)	$(13.6)	$(275.6)	$(13.5)
Pension adjustments, net of tax	(62.0)	(1.5)	(64.6)	(1.5)
Accumulated other comprehensive income (loss)	$(306.3)	$(15.1)	$(340.2)	$(15.0)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2015 to July 1, 2016 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2015	$(275.6)	$(64.6)	$(340.2)
Other comprehensive income (loss) before reclassifications	13.0	—	13.0
Amounts reclassified from accumulated other comprehensive income	18.3	2.6	20.9
Net current - period other comprehensive income (loss)	31.3	2.6	33.9
Balance, July 1, 2016	$(244.3)	$(62.0)	$(306.3)
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

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended July 1, 2016 and July 3, 2015 (in millions, net of tax):

	Three Fiscal Months Ended	Six Fiscal Months Ended
	July 1, 2016	July 1, 2016
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries from continuing operations	$7.8	$7.8	SG&A
Sale of subsidiaries from discontinued operations	—	10.5	Net income (loss) from discontinued operations, net of tax
Total - Foreign Currency Items	$7.8	$18.3
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.2	Cost of Sales
Net loss	1.2	2.4	Cost of Sales
Total - Pension Items	$1.3	$2.6
Total	$9.1	$20.9

	Three Fiscal Months Ended	Six Fiscal Months Ended
	July 3, 2015	July 3, 2015
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries from continuing operations	$5.2	$11.4	SG&A
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.2	Cost of Sales
Net loss	1.7	3.4	Cost of Sales
Settlement loss	—	1.2	Cost of Sales
Total - Pension Items	$1.8	$4.8
Total	$7.0	$16.2

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
The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At July 1, 2016, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date, $18.2 million. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net income (loss).
15.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $29.8 million and $28.5 million, respectively, for the three fiscal months ended July 1, 2016 and July 3, 2015 and $57.8 million and $59.5 million, respectively, for the six fiscal months ended July 1, 2016 and July 3, 2015.

Tables of Contents

16.	Earnings (Loss) Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Six Fiscal Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Amounts attributable to the Company – basic and diluted:
Net income (loss) from continuing operations	$33.7	$(1.6)	$25.7	$(36.3)
Less: net income (loss) attributable to continuing operations noncontrolling interest	(1.5)	(0.2)	(1.2)	(1.0)
Net income (loss) from continuing operations attributable to Company common shareholders	$35.2	$(1.4)	$26.9	$(35.3)
Net income (loss) from discontinued operations, net of tax	(5.4)	(6.8)	(1.8)	(13.0)
Less: net income (loss) attributable to discontinued operations noncontrolling interest	—	(1.3)	—	(3.3)
Net income (loss) from discontinued operations attributable to Company common shareholders	$(5.4)	$(5.5)	$(1.8)	$(9.7)
Net income (loss) attributable to Company common shareholders (1)	$29.8	$(6.9)	$25.1	$(45.0)
Weighted average shares outstanding for basic EPS computation (2,3)	49.6	48.9	49.5	48.8
Earnings (loss) per common share calculation - basic: (4)
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – basic (3)	$0.71	$(0.03)	$0.54	$(0.72)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – basic	$(0.11)	$(0.11)	$(0.03)	$(0.20)
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$0.60	$(0.14)	$0.51	$(0.92)
Weighted average shares outstanding including nonvested shares	49.6	48.9	49.5	48.8
Dilutive effect of stock options and restricted stock units	2.5	—	2.5	—
Weighted average shares outstanding for diluted EPS computation (2)	52.1	48.9	52.0	48.8
Earnings (loss) per common share calculation - dilution: (4)
Earnings (loss) from continuing operations attributable to Company common shareholders per common share – assuming dilution	$0.68	$(0.03)	$0.52	$(0.72)
Earnings (loss) from discontinued operations attributable to Company common shareholders per common share – assuming dilution	(0.11)	(0.11)	(0.03)	(0.20)
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$0.57	$(0.14)	$0.48	$(0.92)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

(4)	Earnings (loss) per common share amounts are calculated by line item and may not add due to rounding.

For the three and six months ended July 1, 2016, there were approximately 1.9 million shares and for the three and six months ended July 3, 2015, there were approximately 3.7 million shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated

Tables of Contents

Convertible Notes. The average stock price threshold conditions had not been met as of July 1, 2016 or July 3, 2015. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three and six months ended July 1, 2016, intersegment sales were $9.1 million and $23.7 million in North America, $1.1 million and $4.4 million in Europe, and $6.2 million and $9.8 million in Latin America, respectively. In the three and six months ended July 3, 2015, intersegment sales were $10.8 million and $17.8 million in North America, $1.8 million and $14.3 million in Europe, and $5.2 million and $9.5 million in Latin America, respectively.
The chief operating decision maker ("CODM") evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments reported in continuing operations for the three and six fiscal months ended July 1, 2016 and July 3, 2015 is as follows:

	Three Fiscal Months Ended		Six Fiscal Months Ended
(in millions)	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net Sales:
North America	$530.9	$609.4	$1,069.1	$1,247.6
Europe	229.5	250.9	451.4	512.7
Latin America	168.2	188.8	323.2	394.1
Africa/Asia Pacific	61.4	64.3	120.3	130.1
Total	$990.0	$1,113.4	$1,964.0	$2,284.5
Segment Operating Income (Loss):
North America	$73.8	$30.9	$91.5	$60.5
Europe	(1.5)	(1.2)	6.2	4.7
Latin America	0.4	(2.5)	(3.3)	(18.4)
Africa/Asia Pacific	(14.6)	(3.5)	(21.0)	(6.9)
Total	$58.1	$23.7	$73.4	$39.9

Tables of Contents

(in millions)	July 1, 2016	December 31, 2015
Total Assets:
North America	$960.1	$986.9
Europe	705.0	632.0
Latin America	504.7	480.8
Africa/Asia Pacific	296.8	354.9
Total	$2,466.6	$2,454.6
The total assets of the discontinued operations as of July 1, 2016 and December 31, 2015 are $146.1 million and $160.8 million, respectively. The total assets of the discontinued operations are included in the Africa/Asia Pacific segment above.

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
At July 1, 2016 and December 31, 2015, we had an accrued liability of approximately $4.6 million and $3.6 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.

Asbestos litigation
We have been a defendant in asbestos litigation for the past 28 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of July 1, 2016, we were a defendant in approximately 316 cases brought in state and federal courts throughout the United States. In the six months ended July 1, 2016, 37 asbestos cases were brought against us. In the calendar year 2015, 99 asbestos cases were brought against us. In the last 28 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of July 1, 2016, 50,920 asbestos cases have been dismissed. In the six months ended July 1, 2016, 45 asbestos cases were dismissed. As of December 31, 2015, 50,875 cases were dismissed. With regards to the approximately 316 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of July 1, 2016, plaintiffs have asserted monetary damages in 165 cases. In 55 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $692 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 109 other cases pending in state and federal district courts, plaintiffs seek approximately $440 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $4 million. In addition, in relation to these 165 cases, there are claims of $280 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of July 1, 2016 and December 31, 2015, we had accrued, on a gross basis, approximately $4.3 million and $4.1 million, respectively, and as of July 1, 2016 and December 31, 2015, had recovered approximately $0.4 million of insurance recoveries for these lawsuits. The net amount of $3.9 million and $3.7 million, as of July 1, 2016 and December 31, 2015, respectively, represents our best estimate in order to cover resolution of current asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of July 1, 2016 and December 31, 2015, aggregate settlement costs were $9.8 million and $9.7 million, respectively. For the six months ended July 1, 2016 and July 3, 2015, settlement costs totaled less than $0.1 million. As of July 1, 2016 and December 31, 2015, aggregate litigation costs were $26.7 million and $26.1 million, respectively. For the six months ended July 1, 2016 and July 3, 2015, litigation costs were $0.6 million and $0.7 million, respectively.
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
Transformer damage claims
In March 2012, we received formal notice of a claim for damages arising from a transformer fire that occurred in December 2010 allegedly resulting in loss of equipment and some consequential damages at a metal processing facility in Iceland. We supplied and installed cables and terminations to the transformer, which was manufactured and installed by an independent third party, during 2006 and the first quarter of 2007. Our work was inspected and accepted by the customer in March 2007. In August 2012, the customer initiated arbitration proceedings before the ICC Tribunal with a request to arbitrate in Pennsylvania. In September 2012, we initiated litigation in Pennsylvania state court seeking a declaration that we are not liable for any damages associated with the alleged loss resulting from the transformer fire and seeking to enjoin the ICC arbitration proceedings. The customer then moved the case from state to federal district court in the Western District of Pennsylvania which determined on motion that the ICC Tribunal not the court should decide whether the claims were arbitrable in the first instance. The arbitration was conducted before the ICC Tribunal in April 2015, and the parties filed post-hearing briefs. On March 24, 2016, the ICC Tribunal issued its final order finding the Company liable for $15.7 million in damages plus prejudgment interest of $3.5 million. The Company was fully insured for the $19.2 million award. Payment from the insurers was made in the second quarter of 2016.
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
Government and internal investigations
We have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with, and certain other transactions involving, our operations in Angola, Thailand, India, China and Egypt (the “Subject Countries”). Our review has focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. During 2015, we substantially completed our internal review in the Subject Countries and, based on our findings, we increased our outstanding FCPA-related accrual to $28 million in the year ended December 31, 2015.  At this time, we are in early stages of discussions with the SEC and DOJ regarding the terms of a potential resolution of the ongoing investigations, and based on these discussions, we believe the amount of total disgorgement of profits, including pre-judgment interest, required to resolve the investigation is in the range of $33 million to $59 million.  As a result, we have increased our existing accrual as of July 1, 2016 by $5 million to $33 million, which represents the low-end of the range. The amount accrued solely reflects profits and pre-judgment interest that may be disgorged, and does not include, and we are not able to reasonably estimate, the amount of any possible fines, civil or criminal penalties or other relief, any or all of which could be substantial. The SEC and DOJ inquiries into these matters remain ongoing, and we continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions.
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
Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint sought damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On January 27, 2015, the Court dismissed the City of Livonia Complaint, with prejudice, based on plaintiff’s failure to state a claim upon which relief could be granted. On February 24, 2015, plaintiff filed a motion to alter or amend the January 27, 2015 judgment and for leave to file the proposed amended complaint, which the lower Court also denied. On June 9, 2015, plaintiff appealed the lower Court’s decisions to the Sixth Circuit Court of Appeals. On May 24, 2016, the Sixth Circuit Court of Appeals affirmed the lower Court’s decisions. On June 28, 2016, plaintiff filed a petition for rehearing or rehearing en banc. On July 19, 2016, the Sixth Circuit Court of Appeals denied plaintiff's petition for rehearing or rehearing en banc.
In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former officers, one of whom is a former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket. On July 27, 2016, plaintiff filed a Notice of Dismissal with the Court voluntarily terminating the derivative litigation.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At July 1, 2016, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning July 1, 2016 through July 2, 2021 and thereafter are $15.3 million, $8.0 million, $6.1 million, $4.5 million and $3.8 million, respectively, and $5.0 million thereafter.
As of July 1, 2016, the Company had $27.9 million in letters of credit (including the $25.2 million outstanding on the Company's Revolving Credit Facility), $233.7 million in various performance bonds and $100.4 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the Latin America and Africa/Asia Pacific segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” For the three fiscal months ended July 1, 2016 and July 3, 2015, equity in net earnings of affiliated companies was $0.3 million and $0.0 million, respectively. For the six fiscal months ended July 1, 2016 and July 3, 2015, equity in net earnings of affiliated companies was $0.4 million and $0.2 million, respectively. The net investment in unconsolidated affiliated companies was $8.8 million and $8.4 million as of July 1, 2016 and December 31, 2015, respectively. As of July 1, 2016, the Company’s ownership percentage was as follows: Colada Continua Chilena, S.A. 41%, Nostag GmbH & Co. KG 33%, and Pakistan Cables Limited 24.6%.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	July 1, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$2.9	$—	$2.9	$—	$0.7	$—	$0.7
Equity securities (1)	10.7	—	—	10.7	18.0	—	—	18.0
Total assets	$10.7	$2.9	$—	$13.6	$18.0	$0.7	$—	$18.7
Liabilities:
Derivative liabilities	$—	$2.8	$—	$2.8	$—	$12.2	$—	$12.2
Total liabilities	$—	$2.8	$—	$2.8	$—	$12.2	$—	$12.2
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at July 1, 2016 and December 31, 2015 classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $16.2 million and $25.6 million as of July 1, 2016 and December 31, 2015, respectively. Amounts payable to the plan participants at July 1, 2016 and December 31, 2015, excluding the Deferred Stock, were $11.7 million and $19.0 million, respectively, and are classified as “Other liabilities” in the Condensed Consolidated Balance Sheets.
At July 1, 2016, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$453.2	$536.8	$—	$990.0
Intercompany	16.6	51.2	37.0	(104.8)	—
	16.6	504.4	573.8	(104.8)	990.0
Cost of sales	—	442.5	519.5	(88.2)	873.8
Gross profit	16.6	61.9	54.3	(16.6)	116.2
Selling, general and administrative expenses	12.9	(3.6)	62.9	(16.6)	55.6
Intangible asset impairment charges	—	—	2.5	—	2.5
Operating income (loss)	3.7	65.5	(11.1)	—	58.1
Other income (expense)	—	(0.5)	9.6	—	9.1
Interest income (expense):
Interest expense	(14.4)	(15.9)	(7.6)	15.2	(22.7)
Interest income	13.7	1.4	0.4	(15.2)	0.3
	(0.7)	(14.5)	(7.2)	—	(22.4)
Income (loss) before income taxes	3.0	50.5	(8.7)	—	44.8
Income tax (provision) benefit	(1.1)	(3.4)	(6.9)	—	(11.4)
Equity in net earnings of affiliated companies and subsidiaries	27.9	(19.2)	0.1	(8.5)	0.3
Net income (loss) from continuing operations	29.8	27.9	(15.5)	(8.5)	33.7
Net income (loss) from discontinued operations, net of tax	—	—	(5.4)	—	(5.4)
Net income (loss) including noncontrolling interest	29.8	27.9	(20.9)	(8.5)	28.3
Less: net income (loss) attributable to noncontrolling interest	—	—	(1.5)	—	(1.5)
Net income (loss) attributable to Company common shareholders	$29.8	$27.9	$(19.4)	$(8.5)	$29.8
Comprehensive income (loss):
Net income (loss)	$29.8	$27.9	$(20.9)	$(8.5)	$28.3
Currency translation gain (loss)	—	—	0.1	(0.4)	(0.3)
Defined benefit plan adjustments, net of tax	1.3	1.3	0.3	(1.6)	1.3
Comprehensive income (loss), net of tax	31.1	29.2	(20.5)	(10.5)	29.3
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(1.8)	—	(1.8)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$31.1	$29.2	$(18.7)	$(10.5)	$31.1

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$503.1	$610.3	$—	$1,113.4
Intercompany	17.1	62.0	36.0	(115.1)	—
	17.1	565.1	646.3	(115.1)	1,113.4
Cost of sales	—	499.9	588.3	(98.0)	990.2
Gross profit	17.1	65.2	58.0	(17.1)	123.2
Selling, general and administrative expenses	16.0	41.7	57.2	(17.1)	97.8
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income (loss)	1.1	23.5	(0.9)	—	23.7
Other income (expense)	—	(2.5)	(3.5)	—	(6.0)
Interest income (expense):
Interest expense	(14.4)	(16.4)	(10.1)	15.6	(25.3)
Interest income	13.8	1.9	0.4	(15.6)	0.5
	(0.6)	(14.5)	(9.7)	—	(24.8)
Income (loss) before income taxes	0.5	6.5	(14.1)	—	(7.1)
Income tax (provision) benefit	(0.2)	12.2	(6.5)	—	5.5
Equity in net earnings of affiliated companies and subsidiaries	(7.2)	(25.9)	—	33.1	—
Net income (loss) from continuing operations	(6.9)	(7.2)	(20.6)	33.1	(1.6)
Net income (loss) from discontinued operations, net of tax	—	—	(6.8)	—	(6.8)
Net income (loss) including noncontrolling interest	(6.9)	(7.2)	(27.4)	33.1	(8.4)
Less: net income (loss) attributable to noncontrolling interest	—	—	(1.5)	—	(1.5)
Net income (loss) attributable to Company common shareholders	$(6.9)	$(7.2)	$(25.9)	$33.1	$(6.9)
Comprehensive income (loss):
Net income (loss)	$(6.9)	$(7.2)	$(27.4)	$33.1	$(8.4)
Currency translation gain (loss)	(12.8)	(12.8)	(17.0)	29.0	(13.6)
Defined benefit plan adjustments, net of tax	1.8	1.8	0.6	(2.4)	1.8
Comprehensive income (loss), net of tax	(17.9)	(18.2)	(43.8)	59.7	(20.2)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(2.3)	—	(2.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(17.9)	$(18.2)	$(41.5)	$59.7	$(17.9)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$900.4	$1,063.6	$—	$1,964.0
Intercompany	33.7	118.2	80.1	(232.0)	—
	33.7	1,018.6	1,143.7	(232.0)	1,964.0
Cost of sales	—	896.4	1,043.6	(198.3)	1,741.7
Gross profit	33.7	122.2	100.1	(33.7)	222.3
Selling, general and administrative expenses	31.6	41.3	105.3	(33.7)	144.5
Goodwill impairment charge	—	—	1.6	—	1.6
Intangible asset impairment charges	—	0.3	2.5	—	2.8
Operating income (loss)	2.1	80.6	(9.3)	—	73.4
Other income (expense)	—	(0.3)	8.0	—	7.7
Interest income (expense):
Interest expense	(28.7)	(32.1)	(13.8)	30.4	(44.2)
Interest income	27.5	2.6	0.9	(30.4)	0.6
	(1.2)	(29.5)	(12.9)	—	(43.6)
Income (loss) before income taxes	0.9	50.8	(14.2)	—	37.5
Income tax (provision) benefit	(1.0)	(3.8)	(7.4)	—	(12.2)
Equity in net earnings of affiliated companies and subsidiaries	25.2	(21.8)	0.1	(3.1)	0.4
Net income (loss) from continuing operations	25.1	25.2	(21.5)	(3.1)	25.7
Net income (loss) from discontinued operations, net of tax	—	—	(1.8)	—	(1.8)
Net income (loss) including noncontrolling interest	25.1	25.2	(23.3)	(3.1)	23.9
Less: net income (loss) attributable to noncontrolling interest	—	—	(1.2)	—	(1.2)
Net income (loss) attributable to Company common shareholders	$25.1	$25.2	$(22.1)	$(3.1)	$25.1
Comprehensive income (loss):
Net income (loss)	$25.1	$25.2	$(23.3)	$(3.1)	$23.9
Currency translation gain (loss)	31.3	31.3	26.9	(58.3)	31.2
Defined benefit plan adjustments, net of tax	2.6	2.6	0.6	(3.2)	2.6
Comprehensive income (loss), net of tax	59.0	59.1	4.2	(64.6)	57.7
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(1.3)	—	(1.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$59.0	$59.1	$5.5	$(64.6)	$59.0

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Six Fiscal Months Ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,043.5	$1,241.0	$—	$2,284.5
Intercompany	38.2	124.7	83.3	(246.2)	—
	38.2	1,168.2	1,324.3	(246.2)	2,284.5
Cost of sales	—	1,026.9	1,228.7	(208.0)	2,047.6
Gross profit	38.2	141.3	95.6	(38.2)	236.9
Selling, general and administrative expenses	36.5	88.9	108.1	(38.2)	195.3
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income (loss)	1.7	52.4	(14.2)	—	39.9
Other income (expense)	0.7	(4.0)	(28.5)	—	(31.8)
Interest income (expense):
Interest expense	(29.8)	(33.6)	(19.2)	32.9	(49.7)
Interest income	28.6	4.3	1.0	(32.9)	1.0
	(1.2)	(29.3)	(18.2)	—	(48.7)
Income (loss) before income taxes	1.2	19.1	(60.9)	—	(40.6)
Income tax (provision) benefit	(0.8)	6.6	(1.7)	—	4.1
Equity in net earnings of affiliated companies and subsidiaries	(45.4)	(71.1)	0.1	116.6	0.2
Net income (loss) from continuing operations	(45.0)	(45.4)	(62.5)	116.6	(36.3)
Net income (loss) from discontinued operations, net of tax	—	—	(13.0)	—	(13.0)
Net income (loss) including noncontrolling interest	(45.0)	(45.4)	(75.5)	116.6	(49.3)
Less: net income (loss) attributable to noncontrolling interest	—	—	(4.3)	—	(4.3)
Net income (loss) attributable to Company common shareholders	$(45.0)	$(45.4)	$(71.2)	$116.6	$(45.0)
Comprehensive income (loss):
Net income (loss)	$(45.0)	$(45.4)	$(75.5)	$116.6	$(49.3)
Currency translation gain (loss)	(53.8)	(53.8)	(36.2)	85.6	(58.2)
Defined benefit plan adjustments, net of tax	4.8	4.8	2.4	(7.2)	4.8
Comprehensive income (loss), net of tax	(94.0)	(94.4)	(109.3)	195.0	(102.7)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(8.7)	—	(8.7)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(94.0)	$(94.4)	$(100.6)	$195.0	$(94.0)

Tables of Contents

Condensed Balance Sheets Information
July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.5	$61.3	$—	$62.8
Receivables, net of allowances	—	250.2	503.0	—	753.2
Inventories	—	325.2	446.3	—	771.5
Prepaid expenses and other	—	20.4	81.6	—	102.0
Current assets of discontinued operations	—	—	90.0	—	90.0
Total current assets	—	597.3	1,182.2	—	1,779.5
Property, plant and equipment, net	0.3	187.2	318.8	—	506.3
Deferred income taxes	—	51.9	18.2	(51.9)	18.2
Intercompany accounts	1,104.2	110.4	74.9	(1,289.5)	—
Investment in subsidiaries	131.4	683.1	—	(814.5)	—
Goodwill	—	12.9	6.8	—	19.7
Intangible assets, net	0.1	10.8	25.6	—	36.5
Unconsolidated affiliated companies	—	8.6	0.2	—	8.8
Other non-current assets	—	17.9	23.6	—	41.5
Non-current assets of discontinued operations	—	—	56.1	—	56.1
Total assets	$1,236.0	$1,680.1	$1,706.4	$(2,155.9)	$2,466.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$115.8	$311.9	$—	$427.7
Accrued liabilities	11.1	112.3	236.7	—	360.1
Current portion of long-term debt	—	—	133.8	—	133.8
Current liabilities of discontinued operations	—	—	25.9	—	25.9
Total current liabilities	11.1	228.1	708.3	—	947.5
Long-term debt	770.4	71.0	48.9	—	890.3
Deferred income taxes	183.2	—	14.2	(51.9)	145.5
Intercompany accounts	—	1,178.1	111.4	(1,289.5)	—
Other liabilities	0.5	71.5	106.9	—	178.9
Non-current liabilities of discontinued operations	—	—	1.8	—	1.8
Total liabilities	965.2	1,548.7	991.5	(1,341.4)	2,164.0
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	270.8	131.4	683.1	(814.5)	270.8
Noncontrolling interest	—	—	13.6	—	13.6
Total liabilities, redeemable noncontrolling interest and equity	$1,236.0	$1,680.1	$1,706.4	$(2,155.9)	$2,466.6

Tables of Contents

Condensed Balance Sheets Information
December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$0.8	$78.9	$—	$79.7
Receivables, net of allowances	—	214.0	472.9	—	686.9
Inventories	—	367.7	440.1	—	807.8
Prepaid expenses and other	—	18.5	43.6	—	62.1
Current assets of discontinued operations	—	—	103.9	—	103.9
Total current assets	—	601.0	1,139.4	—	1,740.4
Property, plant and equipment, net	0.4	192.6	330.5	—	523.5
Deferred income taxes	—	56.2	20.6	(56.2)	20.6
Intercompany accounts	1,114.5	102.8	66.4	(1,283.7)	—
Investment in subsidiaries	72.4	672.8	—	(745.2)	—
Goodwill	—	13.8	8.4	—	22.2
Intangible assets, net	—	9.5	27.1	—	36.6
Unconsolidated affiliated companies	—	8.4	—	—	8.4
Other non-current assets	—	27.1	18.9	—	46.0
Non-current assets of discontinued operations	—	—	56.9	—	56.9
Total assets	$1,187.3	$1,684.2	$1,668.2	$(2,085.1)	$2,454.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.5	$307.9	$—	$411.4
Accrued liabilities	11.2	124.0	196.2	—	331.4
Current portion of long-term debt	—	—	154.9	—	154.9
Current liabilities of discontinued operations	—	—	51.6	—	51.6
Total current liabilities	11.2	227.5	710.6	—	949.3
Long-term debt	768.6	127.5	15.5	—	911.6
Deferred income taxes	179.5	—	22.0	(56.2)	145.3
Intercompany accounts	—	1,180.1	103.6	(1,283.7)	—
Other liabilities	—	76.7	108.9	—	185.6
Non-current liabilities of discontinued operations	—	—	1.7	—	1.7
Total liabilities	959.3	1,611.8	962.3	(1,339.9)	2,193.5
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	228.0	72.4	672.8	(745.2)	228.0
Noncontrolling interest	—	—	14.9	—	14.9
Total liabilities, redeemable noncontrolling interest and equity	$1,187.3	$1,684.2	$1,668.2	$(2,085.1)	$2,454.6

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$2.8	$23.9	$(20.4)	$—	$6.3
Net cash flows of operating activities from discontinued operations	—	—	9.7	—	9.7
Net cash flows of operating activities	2.8	23.9	(10.7)	—	16.0
Cash flows of investing activities:
Capital expenditures	—	(15.2)	(16.9)	—	(32.1)
Proceeds from properties sold	—	0.4	0.2	—	0.6
Disposal of subsidiaries, net of cash disposed of	—	63.7	0.9	—	64.6
Other	—	(0.9)	0.7	—	(0.2)
Net cash flows of investing activities from continuing operations	—	48.0	(15.1)	—	32.9
Net cash flows of investing activities from discontinued operations	—	—	(0.1)	—	(0.1)
Net cash flows of investing activities	—	48.0	(15.2)	—	32.8
Cash flows of financing activities:
Dividends paid to shareholders	(17.8)	—	—	—	(17.8)
Intercompany accounts	15.0	(19.5)	4.5	—	—
Proceeds from debt	—	505.6	247.4	—	753.0
Repayments of debt	—	(562.2)	(225.6)	—	(787.8)
Dividends paid to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net cash flows of financing activities from continuing operations	(2.8)	(76.1)	26.2	—	(52.7)
Net cash flows of financing activities from discontinued operations	—	—	(1.8)	—	(1.8)
Net cash flows of financing activities	(2.8)	(76.1)	24.4	—	(54.5)
Effect of exchange rate changes on cash and cash equivalents	—	4.9	(1.0)	—	3.9
Cash held for sale	—	—	(4.7)	—	(4.7)
Increase (decrease) in cash and cash equivalents	—	0.7	(7.2)	—	(6.5)
Cash and cash equivalents – beginning of period	—	0.8	111.6	—	112.4
Cash and cash equivalents – end of period	$—	$1.5	$104.4	$—	$105.9
Less cash and cash equivalents of discontinued operations	—	—	43.1	—	43.1
Cash and cash equivalents of continuing operations – end of period	$—	$1.5	$61.3	$—	$62.8

Tables of Contents

Condensed Statements of Cash Flows Information
Six Fiscal Months Ended July 3, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities from continuing operations	$3.2	$142.1	$(9.6)	$(6.9)	$128.8
Net cash flows of operating activities from discontinued operations	—	—	0.7	—	0.7
Net cash flows of operating activities	3.2	142.1	(8.9)	(6.9)	129.5
Cash flows of investing activities:
Capital expenditures	—	(11.6)	(18.7)	—	(30.3)
Proceeds from properties sold	—	0.1	0.2	—	0.3
Disposal of subsidiaries, net of cash disposed of	—	—	22.7	—	22.7
Intercompany accounts	—	7.8	—	(7.8)	—
Other	—	(0.1)	0.4	—	0.3
Net cash flows of investing activities from continuing operations	—	(3.8)	4.6	(7.8)	(7.0)
Net cash flows of investing activities from discontinued operations	—	—	(4.4)	—	(4.4)
Net cash flows of investing activities	—	(3.8)	0.2	(7.8)	(11.4)
Cash flows of financing activities:
Dividends paid to shareholders	(17.7)	—	—	—	(17.7)
Intercompany accounts	139.3	(154.3)	0.3	14.7	—
Proceeds from debt	—	1,358.1	481.7	—	1,839.8
Repayments of debt	(125.0)	(1,314.7)	(510.0)	—	(1,949.7)
Dividends paid to noncontrolling interest	—	—	(0.1)	—	(0.1)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities from continuing operations	(3.2)	(110.9)	(28.1)	14.7	(127.5)
Net cash flows of financing activities from discontinued operations	—	—	(3.4)	—	(3.4)
Net cash flows of financing activities	(3.2)	(110.9)	(31.5)	14.7	(130.9)
Effect of exchange rate changes on cash and cash equivalents	—	(24.4)	(13.8)	—	(38.2)
Increase (decrease) in cash and cash equivalents	—	3.0	(54.0)	—	(51.0)
Cash and cash equivalents - beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents - end of period	$—	$4.2	$150.6	$—	$154.8
Less cash and cash equivalents of discontinued operations	—	—	52.5	—	52.5
Cash and cash equivalents of continuing operations – end of period	$—	$4.2	$98.1	$—	$102.3
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

Tables of Contents

Parent Company transactions include interest, dividends, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s SG&A expenses on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) Information for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the Condensed Consolidated Statements of Cash Flows. Non-operating cash flow changes are classified as financing activities.
A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the six fiscal months ended July 1, 2016 and the twelve months ended December 31, 2015:

(in millions)	July 1, 2016	December 31, 2015
Beginning Balance	$1,114.5	$1,280.8
Non-cash transactions
Deferred tax	—	(19.9)
Equity based awards	4.8	11.7
Foreign currency and other	(0.1)	0.2
Cash transactions	(15.0)	(158.3)
Ending Balance	$1,104.2	$1,114.5
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the six fiscal months ended July 1, 2016 or July 3, 2015.
Parent Company Long-Term Debt
At July 1, 2016 and December 31, 2015, the Parent Company was party to the following long-term financing arrangements:

(in millions)	July 1, 2016	December 31, 2015
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount	(256.7)	(257.8)
Debt issuance costs	(11.4)	(12.1)
Other	9.0	9.0
Total Parent Company debt	770.4	768.6
Less current maturities	—	—
Parent Company Long-term debt	$770.4	$768.6

(in millions)	Q2 2017	Q2 2018	Q2 2019	Q2 2020	Q2 2021
Debt maturities twelve month period ending	$—	$—	$—	$—	$—
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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of July 1, 2016, the Company manufactured its product lines in 39 manufacturing facilities and sold its products through its global operations. Additional financial information regarding the Company's segments appears in Note 17 - Segment Information. The Company's guiding principles are as follows:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced stable demand with pockets of relative demand strength. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in the three and six months ended July 1, 2016.
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the six months ended July 1, 2016, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $8 million. This impact would directly impact gross profit if the Company was unable to change the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery, but the Company does not engage in speculative metals trading.

Asia Pacific divestiture program
As part of the 2014 announced divestiture plan, the Company completed the following as of July 1, 2016:

•
In the first quarter of 2016, the Company completed the sale of India for cash consideration of $10.8 million. The pre-tax gain recognized in the six months ended July 1, 2016 from the disposition of India was $1.6 million.

•	In the third quarter of 2015, the Company completed the sale of Thailand for cash consideration of approximately $88 million.

•	In the first quarter of 2015, the Company completed the sale of its 51% interest in Fiji and its 20% interest in Keystone for cash consideration of $9.3 million and $11.0 million, respectively.

•	In the fourth quarter of 2014, the Company completed the sale of its interest in PDP and PDEP for cash consideration of $67.1 million.
The results of Asia Pacific are classified as discontinued operations for all periods presented. Previously the results of these businesses included certain allocated corporate costs, which have been reallocated to the remaining continuing operations within the Africa/Asia Pacific segment on a retrospective basis. As a result, the Africa/Asia Pacific segment is now comprised primarily of the Company’s Africa businesses. The financial results of the Company's Africa businesses are presented as continuing operations in the Condensed Consolidated Financial Statements. Refer to Note 3 - Assets and Liabilities Held for Sale and Discontinued Operations.
Africa divestiture program
As part of the 2014 announced divestiture plan, the Company completed the following as of July 1, 2016:

•
In the second quarter of 2016, the Company completed the sale of Egypt for gross proceeds of $5.8 million. The pre-tax loss recognized in the three and six months ended July 1, 2016 from the disposition of Egypt was $8.4 million and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Europe segment (based on legal structure hierarchy).

•
In 2016, the Company signed a definitive agreement to sell Zambia for cash consideration of approximately $9 million, subject to customary working capital adjustments at the closing date. The estimated pre-tax loss from the disposition of Zambia recognized in the three and six months ended July 1, 2016 was $13.3 million and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Africa/Asia Pacific segment. The estimated disposal loss was calculated using the Company's cumulative translation adjustment as part of the carrying amount of the investment.

The disposal of the Company's Africa businesses is not considered a strategic shift that has or will have a major effect on the Company's operations and financial results; therefore, the results are presented as continued operations.
Restructuring activities
In the fourth quarter of 2015, the Company committed to a new strategic roadmap targeting growth and improvement in market positions, improvement to its overall cost position, growth through innovation, enhancement of organizational capabilities, alignment of its organization structure and cultivation of a high-performance culture. This effort will be launched in a phased approach and is expected to continue over the next several years. For the three and six months ended July 1, 2016, the Company incurred total costs of $9.6 million and $16.4 million, including $8.3 million and $12.3 million in North America, $0.9 million and $3.6 million in Europe and $0.4 million and $0.5 million in Latin America, respectively. These actions resulted in the elimination of approximately 250 positions globally. The Company anticipates these actions will result in savings of approximately $100 million annually beginning in 2018.
In July 2014, the Company announced that it was implementing a restructuring program. As of July 1, 2016, the program is substantially complete. The restructuring program generated approximately $18 million of savings in the first six months of 2016, and is expected to generate ongoing annual savings of approximately $80 million to $100 million. For the three and six months ended July 1, 2016, the Company incurred charges of $4.9 million and $9.8 million, respectively. For the three and six months ended July 1, 2016, costs incurred were $3.7 million and $6.1 million in North America, $0.8 million and $1.8 million in Europe and $0.4 million and $1.9 million in Latin America, respectively. These actions resulted in the elimination of approximately 1,310 positions globally.
North America automotive ignition wire sale
As part of the November 2015 strategic roadmap, in the second quarter of 2016, the Company completed the disposal of its North American Automotive Ignition Wire business for total consideration of $70.7 million. The pre-tax gain recognized in the three and six months ended July 1, 2016 from the disposition of the Automotive Ignition Wire business was $53.2 million. The gain is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This disposal did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Events affecting Venezuelan Operations
Effective October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in the Venezuelan subsidiary using the cost method of accounting. Beginning in the fourth quarter of 2015, the Company's financial results will only include U.S. dollar payments received from its Venezuelan subsidiary. Accordingly, the Company will no longer include the results of our local Venezuelan subsidiary's operations in future reporting periods. In the third quarter of 2016, the Company completed the sale of its Venezuelan subsidiary for cash consideration of approximately $6 million. Refer to Note 1 - Basis of Presentation and Principles of Consolidation.
FCPA Matters
We have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with, and certain other transactions involving, our operations in Angola, Thailand, India, China and Egypt (the “Subject Countries”). Our review has focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. During 2015, we substantially completed our internal review in the Subject Countries and, based on our findings, we increased our outstanding FCPA-related accrual to $28 million in the year ended December 31, 2015.  At this time, we are in early stages of discussions with the SEC and DOJ regarding the terms of a potential resolution of the ongoing investigations, and based on these discussions, we believe the amount of total disgorgement of profits, including pre-judgment interest, required to resolve the investigation is in the range of $33 million to $59 million.  As a result, we have increased our existing accrual as of July 1, 2016 by $5 million to $33 million, which represents the low-end of the range. The amount accrued solely reflects profits and pre-judgment interest that may be disgorged, and does not include, and we are not able to reasonably estimate, the amount of any possible fines, civil or criminal penalties or other relief, any or all of which could be substantial. The SEC and DOJ inquiries into these matters remain ongoing, and we continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions.
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

	Three Fiscal Months Ended				Six Fiscal Months Ended
	July 1, 2016		July 3, 2015		July 1, 2016		July 3, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$990.0	100.0%	$1,113.4	100.0%	$1,964.0	100.0%	$2,284.5	100.0%
Cost of sales	873.8	88.3%	990.2	88.9%	1,741.7	88.7%	2,047.6	89.6%
Gross profit	116.2	11.7%	123.2	11.1%	222.3	11.3%	236.9	10.4%
Selling, general and administrative expenses	55.6	5.6%	97.8	8.8%	144.5	7.4%	195.3	8.5%
Goodwill impairment charge	—	—%	—	—%	1.6	0.1%	—	—%
Intangible asset impairment charges	2.5	0.3%	1.7	0.2%	2.8	0.1%	1.7	0.1%
Operating income (loss)	58.1	5.9%	23.7	2.1%	73.4	3.7%	39.9	1.7%
Other income (expense)	9.1	0.9%	(6.0)	(0.5)%	7.7	0.4%	(31.8)	(1.4)%
Interest expense, net	(22.4)	(2.3)%	(24.8)	(2.2)%	(43.6)	(2.2)%	(48.7)	(2.1)%
Income (loss) before income taxes	44.8	4.5%	(7.1)	(0.6)%	37.5	1.9%	(40.6)	(1.8)%
Income tax (provision) benefit	(11.4)	(1.2)%	5.5	0.5%	(12.2)	(0.6)%	4.1	0.2%
Equity in net earnings of affiliated companies	0.3	—%	—	—%	0.4	—%	0.2	—%
Net income (loss) from continuing operations	33.7	3.4%	(1.6)	(0.1)%	25.7	1.3%	(36.3)	(1.6)%
Net income (loss) from discontinued operations, net of tax	(5.4)	(0.5)%	(6.8)	(0.6)%	(1.8)	(0.1)%	(13.0)	(0.6)%
Net income (loss) including noncontrolling interest	28.3	2.9%	(8.4)	(0.8)%	23.9	1.2%	(49.3)	(2.2)%
Less: net income (loss) attributable to noncontrolling interest	(1.5)	(0.2)%	(1.5)	(0.1)%	(1.2)	(0.1)%	(4.3)	(0.2)%
Net income (loss) attributable to Company common shareholders	$29.8	3.0%	$(6.9)	(0.6)%	$25.1	1.3%	$(45.0)	(2.0)%
Three Fiscal Months Ended July 1, 2016 Compared with Three Fiscal Months Ended July 3, 2015 - Continuing Operations
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended July 3, 2015 have been adjusted to reflect the three months ended July 1, 2016 copper COMEX average price of $2.13 per pound (a $0.64 decrease compared to the same period in 2015) and the aluminum LME average price of $0.79 per pound (a $0.13 decrease compared to the same period in 2015).
See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Three Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Amount	%	Amount	%
North America	$530.9	54%	$609.4	55%
Europe	229.5	23%	250.9	23%
Latin America	168.2	17%	188.8	17%
Africa/Asia Pacific	61.4	6%	64.3	5%
Total net sales	$990.0	100%	$1,113.4	100%
Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above.

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Amount	%	Amount	%
North America	$530.9	54%	$561.3	55%
Europe	229.5	23%	235.1	23%
Latin America	168.2	17%	163.2	17%
Africa/Asia Pacific	61.4	6%	55.8	5%
Total metal-adjusted net sales	$990.0	100%	$1,015.4	100%
Metal adjustment	—		98.0
Total net sales	$990.0		$1,113.4
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Three Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Pounds	%	Pounds	%
North America	137.3	52%	138.7	55%
Europe	40.8	15%	41.4	16%
Latin America	63.9	24%	56.7	22%
Africa/Asia Pacific	22.9	9%	16.4	7%
Total metal pounds sold	264.9	100%	253.2	100%
Net sales decreased $123.4 million to $990.0 million for the three months ended July 1, 2016 from $1,113.4 million for the three months ended July 3, 2015. Net sales decreased $98.0 million due to unfavorable copper and aluminum price changes, $27.4 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues and unfavorable selling price and product mix of approximately $16.0 million, partially offset by higher volume of $18.0 million. Volume, as measured by metal pounds sold, increased 11.7 million pounds, or 5%, to 264.9 million pounds in the three months ended July 1, 2016 as compared to 253.2 million pounds for the three months ended July 3, 2015.
Net sales in the North America segment decreased $78.5 million, or 13%. Net sales decreased $48.1 million due to unfavorable copper and aluminum price changes, $4.7 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues, principally related to the Canadian dollar, unfavorable selling price and product mix of $23.5 million and decreased volume of $2.2 million. Volume, as measured by metal pounds sold, decreased 1.4 million pounds, or 1%, in the three months ended July 1, 2016 compared to the three months ended July 3, 2015. The decrease was primarily attributable to unfavorable market demand for specialty products, particularly those used in oil and gas applications, partially offset by favorable market demand for the North American construction cable businesses.
Net sales in the Europe segment decreased $21.4 million, or 9%. Net sales decreased $15.8 million due to unfavorable copper and aluminum price changes, unfavorable product mix of approximately $8.0 million and decreased volume of $0.9 million, partially offset by favorable foreign currency exchange rate changes of $3.3 million on the translation of reported revenues. Volume, as measured by metal pounds sold, decreased by 0.6 million pounds, or 1%, for the three months ended July 1, 2016 compared to the three months ended July 3, 2015. The decrease in volume sold was primarily attributable to exiting of certain businesses as a result of the Company's July 2014 restructuring program in the three months ended July 1, 2016 compared to the three months ended July 3, 2015, partially offset by demand for electric utility cables including land-based turnkey and energy products.
Net sales in the Latin America segment decreased $20.6 million, or 11%. Net sales decreased $25.6 million due to unfavorable copper and aluminum price changes and $13.5 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues due to the weakening of certain currencies in Latin America relative to the U.S. dollar. The decrease was partially offset by favorable selling price and product mix of approximately $7.4 million and increased volume of $11.1 million. Volume, as measured by metal pounds sold, increased by 7.2 million pounds, or 13%, in the three months ended July 1, 2016 compared to the three months ended July 3, 2015. The increase in volume sold is primarily attributable to favorable demand for aerial transmission products in Brazil in the three months ended July 1, 2016 as compared to the three months ended July 3, 2015, partially offset by end market demand pressure throughout the region due to ongoing difficult economic conditions and reduced government spending.
Net sales in the Africa/Asia Pacific segment decreased $2.9 million, or 5%. Net sales decreased $8.5 million due to unfavorable copper and aluminum price changes and $12.5 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar. The decrease was partially offset by a favorable product mix of approximately $8.1 million and increased volume of $10.0 million. Volume, as measured by metal pounds sold, increased by 6.5 million pounds, or 40%, in the three months ended July 1, 2016 compared to the three months ended July 3, 2015. The increase in volume sold is primarily attributable to favorable demand for electrical utility products in northern Africa in the three months ended July 1, 2016 as compared to the three months ended July 3, 2015.
Cost of Sales
Cost of sales decreased $116.4 million to $873.8 million in the three months ended July 1, 2016 from $990.2 million in the three months ended July 3, 2015. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost.
Gross Profit
Gross profit decreased $7.0 million for the three months ended July 1, 2016 as compared to the three months ended July 3, 2015. Gross profit as a percentage of sales was 12% and 11% for the three months ended July 1, 2016 and July 3, 2015, respectively.
SG&A Expenses
SG&A expenses decreased $42.2 million, or 43% for the three months ended July 1, 2016 as compared to the three months ended July 3, 2015 primarily due to the $53.2 million pre-tax gain on the disposition of the North American Automotive Ignition Wire business and a decrease in SG&A expenses incurred as part of the global restructuring plans, which were $7.8 million in the three months ended July 1, 2016 compared to $16.8 million in the three months ended July 3, 2015, partially offset by the $13.3 million estimated pre-tax loss from the disposition of Zambia, the $8.4 million pre-tax loss from the disposition of Egypt and the recognition of an additional $5.0 million accrual related to the FCPA investigation. SG&A expenses as a percentage of net sales was approximately 6% and 9% for the three months ended July 1, 2016 and July 3, 2015, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Amount	%	Amount	%
North America	$73.8	127%	$30.9	130%
Europe	(1.5)	(3)%	(1.2)	(5)%
Latin America	0.4	1%	(2.5)	(11)%
Africa/Asia Pacific	(14.6)	(25)%	(3.5)	(14)%
Total operating income (loss)	$58.1	100%	$23.7	100%

The increase in operating income for the North America segment of $42.9 million was primarily due to the $53.2 million pre-tax gain from the disposition of the North American Automotive Ignition Wire business and the benefit of restructuring initiatives in the three months ended July 1, 2016. The increase was partially offset by weaker demand as noted above, the recognition of an additional $5.0 million accrual related to the FCPA investigation and restructuring costs of $12.0 million recognized in the three months ended July 1, 2016 as compared to $3.7 million in the three months ended July 3, 2015.
The increase in operating loss for the Europe segment of $0.3 million was primarily attributable to the $8.4 million pre-tax loss from the disposition of Egypt and lower subsea project activity in the three months ended July 1, 2016, partially offset by the benefit of restructuring initiatives recognized in the three months ended July 1, 2016 and a decrease in the costs incurred as part of the global restructuring plans, which were $1.7 million in the three months ended July 1, 2016 compared to $12.4 million in the three months ended July 3, 2015.
The increase in operating income for the Latin America segment of $2.9 million was primarily attributable to the benefit of restructuring initiatives recognized in the three months ended July 1, 2016.
The increase in operating loss for the Africa/Asia Pacific segment of $11.1 million was primarily attributable to the $13.3 million estimated pre-tax loss from the disposition of Zambia recognized in the three months ended July 1, 2016.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended July 1, 2016 and July 3, 2015, the Company recorded other income of $9.1 million and other expense of $6.0 million, respectively. For the three months ended July 1, 2016, other income was primarily attributable to $5.7 million related to other foreign currency transaction gains and $3.4 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended July 3, 2015, other expense of $6.0 million was primarily attributable to $3.6 million related to other foreign currency transaction losses and $2.4 million related to losses on derivative instruments that were not designated as cash flow hedges.
Interest Expense
Net interest expense decreased to $22.4 million for the three months ended July 1, 2016 from $24.8 million for the three months ended July 3, 2015 primarily due to cash proceeds which were utilized to pay down debt from divestitures and the efficient management of working capital in the three months ended July 1, 2016.
Tax Provision
The Company’s effective tax rate for the three months ended July 1, 2016 and July 3, 2015 was 25.4% and 77.5%, respectively. The effective tax rate for the three months ended July 1, 2016 was favorably impacted by the recognition of only $3.2 million of income tax expense on $53.2 million of pre-tax gain associated with the sale of the North American Automotive Ignition Wire business due to the use of U.S. capital losses for which no tax benefit was previously recognized. This favorable factor was partially offset by recognizing no tax benefit on $6.4 million of operational losses and $8.4 million of loss recorded on the sale of Egypt. These losses were incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The high effective tax rate for the three months ended July 3, 2015 was primarily due to $11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of the Thailand business resulting from the sale in the third quarter of 2015. This was partially offset by no tax benefit being recognized on $24.2 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. The pre-tax loss was extremely low for the three months ended July 3, 2015 which also contributed to the volatile impact of these items on the effective tax rate.
Six Fiscal Months Ended July 1, 2016 Compared with Three Fiscal Months Ended July 3, 2015 - Continuing Operations
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the six months ended July 3, 2015 have been adjusted to reflect the six months ended July 1, 2016 copper COMEX average price of $2.12 per pound (a $0.60 decrease compared to the same period in 2015) and the aluminum LME average price of $0.78 per pound (a $0.20 decrease compared to the same period in 2015).
See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Six Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Amount	%	Amount	%
North America	$1,069.1	54%	$1,247.6	55%
Europe	451.4	23%	512.7	22%
Latin America	323.2	17%	394.1	17%
Africa/Asia Pacific	120.3	6%	130.1	6%
Total net sales	$1,964.0	100%	$2,284.5	100%
Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above.

	Metal-Adjusted Net Sales Six Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Amount	%	Amount	%
North America	$1,069.1	54%	$1,141.1	55%
Europe	451.4	23%	478.9	23%
Latin America	323.2	17%	338.4	17%
Africa/Asia Pacific	120.3	6%	112.8	5%
Total metal-adjusted net sales	$1,964.0	100%	$2,071.2	100%
Metal adjustment	—		213.3
Total net sales	$1,964.0		$2,284.5
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Six Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Pounds	%	Pounds	%
North America	279.3	54%	284.8	54%
Europe	79.0	15%	83.1	16%
Latin America	119.0	23%	125.1	24%
Africa/Asia Pacific	41.9	8%	33.8	6%
Total metal pounds sold	519.2	100%	526.8	100%
Net sales decreased $320.5 million to $1,964.0 million for the six months ended July 1, 2016 from $2,284.5 million for the six months ended July 3, 2015. Net sales decreased $213.3 million due to unfavorable copper and aluminum price changes, $82.2 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues, unfavorable selling price and product mix of approximately $13.3 million and lower volume of $11.7 million. Volume, as measured by metal pounds sold, decreased 7.6 million pounds, or 1%, to 519.2 million pounds in the six months ended July 1, 2016 as compared to 526.8 million pounds for the six months ended July 3, 2015.
Net sales in the North America segment decreased $178.5 million, or 14%. Net sales decreased $106.5 million due to unfavorable copper and aluminum price changes, $14.6 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues, principally related to the Canadian dollar, unfavorable selling price and product mix of approximately $48.9 million and decreased volume of $8.5 million, Volume, as measured by metal pounds sold, decreased 5.5 million pounds, or 2%, in the six months ended July 1, 2016 compared to the six months ended July 3, 2015. The decrease was primarily attributable to unfavorable market demand for specialty products, particularly those used in oil and gas applications, coupled with weak market demand for electric utility distribution products in the six months ended July 1, 2016, which benefited from a very strong first half of 2015. The decrease was partially offset by favorable market demand for the North American construction cable businesses.
Net sales in the Europe segment decreased $61.3 million, or 12%. Net sales decreased $33.8 million due to unfavorable copper and aluminum price changes, $0.5 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues, unfavorable product mix of approximately $20.7 million and decreased volume of $6.3 million. Volume, as measured by metal pounds sold, decreased by 4.1 million pounds, or 5%, for the six months ended July 1, 2016 compared to the six months ended July 3, 2015. The decrease in volume sold was primarily attributable to exiting of certain businesses as a result of the Company's July 2014 restructuring program in the six months ended July 1, 2016 compared to the six months ended July 3, 2015.
Net sales in the Latin America segment decreased $70.9 million, or 18%. Net sales decreased $55.7 million due to unfavorable copper and aluminum price changes and $37.6 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues due to the weakening of certain currencies in Latin America relative to the U.S. dollar and lower volume of $9.4 million, partially offset by a favorable selling price and product mix of approximately $31.8 million. Volume, as measured by metal pounds sold, decreased by 6.1 million pounds, or 5%, in the six months ended July 1, 2016 compared to the six months ended July 3, 2015. The decrease in volume sold is primarily attributable to the deconsolidation of the Venezuelan subsidiary as of October 2, 2015 and end market demand pressure throughout the region due to ongoing difficult economic conditions and reduced government spending.
Net sales in the Africa/Asia Pacific segment decreased $9.8 million, or 8%. Net sales decreased $17.3 million due to unfavorable copper and aluminum price changes and $29.5 million due to unfavorable foreign currency exchange rate changes on the translation of reported revenues primarily due to the weakening of certain currencies in Africa relative to the U.S. dollar. The decrease was partially offset by a favorable product mix of approximately $24.5 million and increased volume of $12.5 million. Volume, as measured by metal pounds sold, increased by 8.1 million pounds, or 24%, in the six months ended July 1, 2016 compared to the six months ended July 3, 2015. The increase in volume sold is primarily attributable to favorable demand for electrical utility products in northern Africa in the six months ended July 1, 2016 as compared to the six months ended July 3, 2015.
Cost of Sales
Cost of sales decreased $305.9 million to $1,741.7 million in the six months ended July 1, 2016 from $2,047.6 million in the six months ended July 3, 2015. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost.
Gross Profit
Gross profit decreased $14.6 million for the six months ended July 1, 2016 as compared to the six months ended July 3, 2015. Gross profit as a percentage of sales was 11% and 10% for the six months ended July 1, 2016 and July 3, 2015, respectively.
SG&A Expenses
SG&A expenses decreased $50.8 million, or 26% for the six months ended July 1, 2016 as compared to the six months ended July 3, 2015 primarily due to the $53.2 million pre-tax gain on the disposition of the North American Automotive Ignition Wire business and a decrease in SG&A expenses incurred as part of the global restructuring plans, which were $12.9 million in the six months ended July 1, 2016 compared to $23.6 million in the six months ended July 3, 2015, partially offset by the $13.3 million estimated pre-tax loss from the disposition of Zambia, the $8.4 million pre-tax loss from the disposition of Egypt and the recognition of an additional $5.0 million accrual related to the FCPA investigation. SG&A expenses as a percentage of net sales was approximately 7% and 9% for the six months ended July 1, 2016 and July 3, 2015, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Six Fiscal Months Ended
	July 1, 2016		July 3, 2015
	Amount	%	Amount	%
North America	$91.5	125%	$60.5	151%
Europe	6.2	8%	4.7	12%
Latin America	(3.3)	(4)%	(18.4)	(46)%
Africa/Asia Pacific	(21.0)	(29)%	(6.9)	(17)%
Total operating income (loss)	$73.4	100%	$39.9	100%
The increase in operating income for the North America segment of $31.0 million was primarily attributable to the $53.2 million pre-tax gain from the disposition of the North American Automotive Ignition Wire business and the benefit of restructuring initiatives in the six months ended July 1, 2016. The increase was partially offset by decreased demand as noted above, the recognition of an additional $5.0 million accrual related to the FCPA investigation and restructuring costs of $18.4 million recognized in the six months ended July 1, 2016 as compared to $7.6 million in the six months ended July 3, 2015.
The increase in operating income for the Europe segment of $1.5 million was primarily attributable to the benefit of restructuring initiatives recognized in the six months ended July 1, 2016 and a decrease in the costs incurred as part of the global restructuring plans, which were $5.4 million in the six months ended July 1, 2016 compared to $21.5 million in the six months ended July 3, 2015. The increase was partially offset by the $8.4 million pre-tax loss from the disposition of Egypt and lower subsea project activity in the six months ended July 1, 2016.
The decrease in operating loss for the Latin America segment of $15.1 million was primarily attributable to the benefit of restructuring initiatives recognized in the six months ended July 1, 2016 and due to the deconsolidation of its Venezuelan subsidiary effective October 2, 2015, that resulted in a $4.5 million operating loss in the six months ended July 3, 2015.
The increase in operating loss for the Africa/Asia Pacific segment of $14.1 million was primarily attributable to the $13.3 million estimated pre-tax loss from the disposition of Zambia and the $6.0 million impairment of the Egypt machinery and equipment and real property assets in the first quarter of 2016, partially offset by increased demand in the six months ended July 1, 2016 as noted above.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the six months ended July 1, 2016 and July 3, 2015, the Company recorded other income of $7.7 million and other expense of $31.8 million, respectively. For the six months ended July 1, 2016, other income was primarily attributable to $4.2 million related to other foreign currency transaction gains and $3.5 million related to gains on derivative instruments that were not designated as cash flow hedges. For the six months ended July 3, 2015, other expense of $31.8 million was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.8 million, $7.0 million related to other foreign currency transaction losses and $2.0 million related to losses on derivative instruments that were not designated as cash flow hedges.
Refer to Note 1 - Basis of Presentation and Principles of Consolidation for more information regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $43.6 million for the six months ended July 1, 2016 from $48.7 million for the six months ended July 3, 2015 primarily due to cash proceeds from divestitures which were utilized to pay down debt and the efficient management of working capital in the six months ended July 1, 2016 as well as the incremental interest expense on the Company's Senior Floating Rate Notes recognized in the six months ended July 3, 2015.
Tax Provision
The Company’s effective tax rate for the six months ended July 1, 2016 and July 3, 2015 was 32.5% and 10.1%, respectively. The effective tax rate on the Company’s pre-tax income for the six months ended July 1, 2016 was favorably impacted by the use of U.S. capital losses for which no tax benefit was previously recognized. This resulted in the recognition of only $3.2 million of income tax expense on $53.2 million of pre-tax gain associated with the sale of the North American Automotive Ignition Wire business. This favorable factor was partially offset by recognizing no tax benefit on $18.6 million of operational losses and $8.4 million of loss recorded on the sale of Egypt. These losses were incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The low effective tax rate on the Company’s pre-tax loss for the six months ended July 3, 2015 was primarily due to no tax benefit being available for the $22.8 million Venezuelan currency devaluation loss and no tax benefit being recognized on $53.0 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets. These unfavorable factors were partially offset by $6.5 million of tax benefits associated with the net release of uncertain tax position reserves, $4.3 million of tax benefits associated with valuation allowance releases, and $11.9 million of tax benefits associated with the recording of a deferred tax asset on the outside tax over book basis in the shares of the Thailand business due to the sale in the third quarter of 2015.

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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At July 1, 2016, current assets exceeded current liabilities by $832.0 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, and interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $428.8 million of excess availability from continuing operations under its various credit facilities around the world.
The Company's North American and principal European operations generally borrow and repay under its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. At July 1, 2016, the arrangements had a maximum availability limit of the equivalent of approximately $158.7 million. The Company utilized the full amount as of July 1, 2016. The Company's Latin America and Africa/Asia Pacific operations utilize various short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of July 1, 2016 and December 31, 2015, approximately 98% and 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries, respectively. If these funds are needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes and the recognition of U.S. taxable income. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Company's Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of the Company's North American and European operations.
Summary of Cash Flows
Operating cash inflow from continuing operations of $6.3 million for the six months ended July 1, 2016 reflects a net working capital use of $40.6 million as compared to a net working capital source of $73.6 million in the six months ended July 3, 2015. The change in operating cash flows in the six months ended July 1, 2016 compared to the six months ended July 3, 2015 is primarily due to an increase in receivables of $82.6 million in the six months ended July 1, 2016, which is up due to the elevated amount of sales that occurred in the months prior to July 1, 2016 as compared to December 31, 2015 where sales declined over the final months of the year. The change was also due to an increase in accounts payable of $28.0 million in the six months ended July 1, 2016 that was principally driven by a decrease in inventory levels. The Company has continued to tightly manage inventory levels in the second quarter of 2016. In addition, the operating cash inflow from continuing operations of $6.3 million for the six months ended July 1, 2016 reflects a source of $46.9 million related to net income (loss) from continuing operations adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, non-cash interest charges, (gain) loss on disposal of subsidiaries, loss on disposal of subsidiaries held for sale and losses on disposal of property.
The cash inflow from investing activities from continuing operations was $32.9 million in the six fiscal months ended July 1, 2016, primarily reflecting $64.6 million of proceeds from the disposal of subsidiaries, partially offset by $32.1 million of capital expenditures. The Company anticipates capital spending to be approximately $90 million to $110 million in 2016.
Financing activities from continuing operations resulted in $52.7 million and $127.5 million of cash outflows in the six months ended July 1, 2016 and July 3, 2015, respectively. In the six months ended July 3, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility. During the six months ended July 1, 2016 and July 3, 2015, the Company paid dividends in total of approximately $17.8 million and $17.7 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $1,024.1 million as of July 1, 2016 and the Company maintained approximately $428.8 million of excess availability under its various credit facilities around the world. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of July 1, 2016, the availability under the Revolving Credit Facility is greater than $100 million.
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
As of July 1, 2016 and December 31, 2015, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2015 were underfunded by $121.0 million. Pension expense for the Company’s defined benefit pension plans for the six fiscal months ended July 1, 2016 was $6.2 million and cash contributions were approximately $2.6 million.
The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At July 1, 2016, maturities of long-term debt during the twelve month periods beginning July 1, 2016 through July 2, 2021 and thereafter are $133.8 million, $0.9 million, $116.5 million, $0.8 million and $1.6 million, respectively, and $770.5 million thereafter.

Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At July 1, 2016, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning July 1, 2016 through July 2, 2021 and thereafter are $15.3 million, $8.0 million, $6.1 million, $4.5 million and $3.8 million, respectively, and $5.0 million thereafter.
As of July 1, 2016, the Company had $27.9 million in letters of credit, $233.7 million in various performance bonds and $100.4 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $1.3 million and $1.0 million for the six months ended July 1, 2016 and July 3, 2015, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $4.6 million and $3.6 million at July 1, 2016, and at December 31, 2015, respectively, for all environmental liabilities. Environmental matters are described in Note 18 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2015 Annual Report on Form 10-K. In the six months ended July 1, 2016, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
As of July 1, 2016 and December 31, 2015, there were no derivatives that were designated as cash flow hedges.
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
In connection with the preparation of this Quarterly Report on Form 10-Q an evaluation was performed, as of July 1, 2016, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of July 1, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended July 1, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended July 1, 2016 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2015 Annual Report on Form 10-K, except as discussed in Note 18 - Commitments and Contingencies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the Company during the quarter ended July 1, 2016:

Period	Total number of shares purchased (1), (2)	Average price paid per share
April 2, 2016 through April 29, 2016	2,879	$12.47
April 30, 2016 through May 27, 2016	1,390	$16.00
May 28, 2016 through July 1, 2016	2,194	$13.81
Total	6,463	$13.68
(1) Includes 4,177 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $13.60 during the three months ended July 1, 2016.
(2) Includes 2,286 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $13.84 in the three months ended July 1, 2016. A Rabbi Trust has been established in connection with the Deferred Compensation Plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	August 4, 2016	By:	/s/ BRIAN J. ROBINSON
Brian J. Robinson
Executive Vice President and Chief
Financial Officer

Signed:	August 4, 2016	By:	/s/ LEONARD R. TEXTER
Leonard R. Texter
Senior Vice President of Finance, Principal
Accounting Officer and Global Controller

Exhibit Index

Exhibit No.	Description
2.1
Stock and Asset Purchase Agreement, dated as of May 23, 2016, among General Cable Industries, Inc., Prestolite de México, S.A. de C.V., GK Technologies, Inc., General Cable de México, S.A. de C.V., General Cable Technologies Corporation, Servicios Latinoamericanos GC S.A. de C.V., Standard Motor Products, Inc., Standard Motor Products de Mexico S. de R.L. de C.V. and Motortronics, Inc.*

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Commission on May 14, 2010)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  General Cable agrees to furnish supplementally a copy of any omitted schedule or exhibit, or any section thereof, to the SEC upon request.