Form 10-Q
period 2016-09-30
GENERAL CABLE CORP /DE/
filed 2016-11-03
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 28, 2016
Common Stock, $0.01 par value	49,296,741

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data) (unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net sales	$924.5	$1,096.4	$2,948.4	$3,561.6
Cost of sales	821.6	981.1	2,615.4	3,194.1
Gross profit	102.9	115.3	333.0	367.5
Selling, general and administrative expenses	86.1	90.5	238.0	311.0
Goodwill impairment charges	7.4	—	9.0	3.2
Intangible asset impairment charges	4.7	—	7.5	1.7
Operating income (loss)	4.7	24.8	78.5	51.6
Other income (expense)	(2.1)	(28.9)	4.7	(61.9)
Interest income (expense):
Interest expense	(22.5)	(23.2)	(67.2)	(74.2)
Interest income	0.2	0.7	1.2	2.2
	(22.3)	(22.5)	(66.0)	(72.0)
Income (loss) before income taxes	(19.7)	(26.6)	17.2	(82.3)
Income tax (provision) benefit	5.7	(5.3)	(7.7)	0.9
Equity in net earnings of affiliated companies	0.3	0.1	0.7	0.3
Net income (loss) including noncontrolling interest	(13.7)	(31.8)	10.2	(81.1)
Less: net income (loss) attributable to noncontrolling interest	0.6	(2.8)	(0.6)	(7.1)
Net income (loss) attributable to Company common shareholders	$(14.3)	$(29.0)	$10.8	$(74.0)
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.29)	$(0.59)	$0.22	$(1.51)
Earnings (loss) per common share-assuming dilution	$(0.29)	$(0.59)	$0.21	$(1.51)
Dividends per common share	$0.18	$0.18	$0.54	$0.54
Comprehensive income (loss):
Net income (loss)	$(13.7)	$(31.8)	$10.2	$(81.1)
Currency translation gain (loss)	13.4	(19.4)	44.6	(77.6)
Defined benefit plan adjustments, net of tax of $0.9 million and $2.7 million in the three and nine months ended September 30, 2016 and $1.0 million and $3.5 million in the three and nine months ended October 2, 2015	1.3	1.8	3.9	6.6
Comprehensive income (loss), net of tax	1.0	(49.4)	58.7	(152.1)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	1.2	(6.3)	(0.1)	(15.0)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(0.2)	$(43.1)	$58.8	$(137.1)
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$120.2	$112.4
Receivables, net of allowances of $21.9 million at September 30, 2016 and $23.0 million at December 31, 2015	727.4	715.4
Inventories	779.6	846.4
Prepaid expenses and other	72.2	66.2
Total current assets	1,699.4	1,740.4
Property, plant and equipment, net	544.1	563.2
Deferred income taxes	28.1	30.9
Goodwill	12.2	22.2
Intangible assets, net	28.9	36.6
Unconsolidated affiliated companies	9.1	8.4
Other non-current assets	47.8	52.9
Total assets	$2,369.6	$2,454.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$417.4	$428.7
Accrued liabilities	342.4	352.5
Current portion of long-term debt	96.1	168.1
Total current liabilities	855.9	949.3
Long-term debt	896.9	911.6
Deferred income taxes	139.3	145.5
Other liabilities	182.3	187.1
Total liabilities	2,074.4	2,193.5
Commitments and contingencies (see Note 18)
Redeemable noncontrolling interest	18.2	18.2
Total equity:
Common stock, $0.01 par value, issued and outstanding shares:
September 30, 2016 – 49,296,728 (net of 9,513,238 treasury shares)
December 31, 2015 – 48,908,227 (net of 9,901,739 treasury shares)	0.6	0.6
Additional paid-in capital	714.1	720.5
Treasury stock	(171.6)	(180.1)
Retained earnings	11.3	27.2
Accumulated other comprehensive income (loss)	(292.2)	(340.2)
Total Company shareholders’ equity	262.2	228.0
Noncontrolling interest	14.8	14.9
Total equity	277.0	242.9
Total liabilities, redeemable noncontrolling interest and equity	$2,369.6	$2,454.6
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)

	Nine Fiscal Months Ended
	September 30, 2016	October 2, 2015
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$10.2	$(81.1)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	66.3	74.8
Foreign currency exchange (gain) loss	(0.9)	63.9
Deferred income taxes	(5.4)	(13.9)
Venezuela deconsolidation charge	—	12.0
Non-cash asset impairment charges	39.3	30.7
Non-cash interest charges	2.8	2.7
(Gain) loss on disposal of subsidiaries	(53.9)	(5.7)
(Gain) loss on disposal of property	1.7	0.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(29.1)	20.7
(Increase) decrease in inventories	58.5	3.4
(Increase) decrease in other assets	0.4	16.2
Increase (decrease) in accounts payable	(2.7)	51.0
Increase (decrease) in accrued and other liabilities	(21.3)	(50.5)
Net cash flows of operating activities	65.9	125.1
Cash flows of investing activities:
Capital expenditures	(53.5)	(48.1)
Proceeds from properties sold	1.1	1.7
Reduction of cash due to Venezuela deconsolidation	—	(8.2)
Disposal of subsidiaries, net of cash disposed of	80.0	78.4
Other	0.2	0.2
Net cash flows of investing activities	27.8	24.0
Cash flows of financing activities:
Dividends paid to shareholders	(26.7)	(26.5)
Proceeds from debt	1,155.5	2,454.7
Repayments of debt	(1,223.9)	(2,629.3)
Proceeds from sale leaseback transaction	6.2	—
Dividends paid to noncontrolling interest	(0.1)	(2.5)
Proceeds from exercise of stock options	—	0.2
Net cash flows of financing activities	(89.0)	(203.4)
Effect of exchange rate changes on cash and cash equivalents	3.1	(41.8)
Increase (decrease) in cash and cash equivalents	7.8	(96.1)
Cash and cash equivalents – beginning of period	112.4	205.8
Cash and cash equivalents – end of period	$120.2	$109.7
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$12.7	$10.9
Interest paid	$65.9	$70.6
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$18.8	$8.6
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2015	$242.9	$0.6	$720.5	$(180.1)	$27.2	$(340.2)	$14.9
Comprehensive income (loss)	58.7				10.8	48.0	(0.1)
Common stock dividend	(26.7)				(26.7)
Excess tax benefit (deficiency) from stock based compensation	(3.3)		(3.3)
Stock options and RSU expense	6.8		6.8
Other – issuance pursuant to restricted stock, stock options and other	(1.4)		(9.9)	8.5
Balance, September 30, 2016	$277.0	$0.6	$714.1	$(171.6)	$11.3	$(292.2)	$14.8

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2014	$513.2	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$61.1
Comprehensive income (loss)	(152.1)				(74.0)	(63.1)	(15.0)
Common stock dividend	(26.5)				(26.5)
Dividends paid to noncontrolling interest	(2.5)						(2.5)
Sale of noncontrolling interests	(21.5)						(21.5)
Other – issuance pursuant to restricted stock, stock options and other	5.4		1.7	3.7
Balance, October 2, 2015	$316.0	$0.6	$716.5	$(180.6)	$83.9	$(326.5)	$22.1
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine fiscal months ended September 30, 2016 are not necessarily indicative of results that may be expected for the full year. The December 31, 2015 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016.
The results of the Asia Pacific businesses ("Asia Pacific") are presented in continuing operations for all periods disclosed in this report. Previously, the results of these businesses were presented as discontinued operations; however, in the third quarter of 2016 management determined that the held for sale criteria is no longer met for its China, New Zealand and Australia businesses primarily driven by management’s belief that the probability of a sale within one year is uncertain.  The Company’s Asia Pacific businesses that have been sold to date, in the aggregate, are not considered a strategic shift; therefore, the Company no longer presents the Asia Pacific operations as discontinued operations in its financial statements for all periods presented.
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
Prior to October 2, 2015, the Company included the results of the Venezuelan operations in the Condensed Consolidated Financial Statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows were reflected in the historical Condensed Consolidated Financial Statements using a combination of official exchange rates, including the SICAD 1, SICAD 2 and SIMADI rates. Evolving conditions in Venezuela, prior to the Company's sale of the business, including currency exchange regulations which reduced access to dollars through currency exchange markets and local market dynamics, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and restricted the Company's Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. Additionally, the existence of other governmental limitations restricted the Company's ability to control its Venezuelan operations. For accounting purposes, this lack of exchangeability and governmental restrictions on operations resulted in a lack of control. Therefore, in accordance with ASC 810, the Company deconsolidated its Venezuelan subsidiary as of October 2, 2015 and began accounting for the investment in the Venezuelan subsidiary using the cost method of accounting. Since October 2, 2015, and through the date of the sale, the Company's financial results did not include the operating results of its Venezuelan subsidiary and the carrying value of the cost method investment was zero.
On July 6, 2016, the Company completed the sale of its Venezuelan subsidiary, see Note 3 - Divestitures.

2.	Accounting Standards
The Company’s significant accounting policies are described in Note 2 to the audited annual consolidated financial statements in the 2015 Annual Report on Form 10-K. In the nine months ended September 30, 2016, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the condensed consolidated financial statements.
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
The following accounting pronouncements will become effective in future periods with respect to the Company:
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The update eliminates the current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance on eight specific cash flow classification issues. This update is effective for annual and interim reporting periods beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted in any interim or annual period for financial statements that have not been previously issued. ASU 2016-15 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
3.    Divestitures
October 2014 Divestiture Plan

In October 2014, the Company announced the intent to divest all of the Company's operations in Asia Pacific and Africa. The Company expects to incur approximately $14 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Charges incurred in the nine months ended September 30, 2016 were $1.6 million. Charges incurred in the three and nine months ended October 2, 2015 were $1.3 million and $2.7 million, respectively.
Asia Pacific
As part of the October 2014 announcement, the Company completed the following as of September 30, 2016:

•
In the first quarter of 2016, the Company completed the sale of General Cable Energy India Private Ltd. ("India") for gross proceeds of $10.8 million. The pre-tax gain recognized in the nine months ended September 30, 2016 from the disposition of India was $1.6 million. Based on the estimated expected sales price of the India operations, the Company recorded an impairment loss in cost of sales of $13.6 million in the three and nine months ended October 2, 2015.

•
In the third quarter of 2015, the Company completed the sale of Phelps Dodge International Thailand ("Thailand") for cash consideration of approximately $88 million. The pre-tax gain recognized in the three and nine months ended October 2, 2015 from the disposition of Thailand was $16.1 million. The pre-tax loss of Thailand for the three and nine months ended October 2, 2015 was $0.8 million and $7.6 million, respectively. The pre-tax loss attributable to the Company for the three and nine months ended October 2, 2015 was $0.6 million and $5.7 million, respectively.

•
In the first quarter of 2015, the Company completed the sale of its 51% interest in Dominion Wire and Cables ("Fiji") and its 20% interest in Keystone Electric Wire and Cable ("Keystone"), the Company's equity investment in China, for cash consideration of $9.3 million and $11.0 million, respectively. In the nine months ended October 2, 2015, the pre-tax loss on the sale from the disposition of Fiji recognized was $2.6 million and the pre-tax gain from the disposition of Keystone recognized was $3.6 million.

•
In the fourth quarter of 2014, the Company completed the sale of its interest in Phelps Dodge International Philippines, Inc. (“PDP”) and Phelps Dodge Philippines Energy Products Corporation (“PDEP”) for cash consideration of $67.1 million.

The results of the Asia Pacific operations were previously presented as discontinued operations; however, in the third quarter of 2016, management determined that the sale of these businesses within one year was uncertain, and therefore determined that the held for sale criteria was no longer met for the businesses in China, New Zealand and Australia (the "remaining Asia Pacific Operations"). As a result and because the businesses that have been sold to date including the Philippines, Thailand, India, Fiji and Keystone, in the aggregate, are not considered a strategic shift; the Asia Pacific operations will no longer be presented as discontinued operations in the financial statements for all periods presented. The Company's results from the Asia Pacific operations are presented in continuing operations for all periods disclosed in this report.
The Company reclassified the remaining Asia Pacific operations' assets and liabilities previously presented as held for sale to held and used on its Condensed Consolidated Balance Sheets as of December 31, 2015. The remaining Asia Pacific operations are measured at the carrying amount before the assets were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use. The adjustment in the three months ended September 30, 2016 is not material.
As of December 31, 2015, the Company's India assets met the held for sale criteria. The assets were measured at the lower of their carrying amount or fair value less cost to sell and depreciation ceased. Based on the estimated expected sales price of the India operations and in accordance with ASC 360 “Property, Plant and Equipment”, the Company recorded an impairment loss in cost of sales of $13.6 million in the three and nine months ended October 2, 2015. At December 31, 2015, the assets and liabilities of India are not material.

Africa
The Company's Africa businesses, and disposals of related operations to date, are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company has completed the following as of September 30, 2016:

•
In the third quarter of 2016, the Company completed the sale of Metal Fabricators of Zambia PLC ("Zambia") for cash consideration of $9.8 million. In the second quarter of 2016, the Company recognized an estimated pre-tax loss of $13.3 million, and in the third quarter of 2016, after the completion of the sale, the Company recorded an additional loss of $1.1 million due to working capital adjustments. The total loss recognized in the nine months ended September 30, 2016 was $14.4 million and is included in the Selling, general and administrative ("SG&A") expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Africa/Asia Pacific segment. The disposal loss was calculated using the Company's cumulative translation adjustment as part of the carrying amount of the investment.

•
In the second quarter of 2016, the Company completed the sale of General Cable S.A.E. ("Egypt") for gross proceeds of $5.8 million. The pre-tax loss recognized in the nine months ended September 30, 2016 from the disposition of Egypt was $8.4 million and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Europe segment (based on the legal entity hierarchy).

As of September 30, 2016, the Company determined that the remaining Africa businesses did not meet the held for sale criteria set forth in ASC 360, primarily driven by management’s belief that the probability of a sale within one year is uncertain. The disposal of the Company's Africa businesses is also not considered a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Venezuela Divestiture
In the third quarter of 2016, the Company completed the sale of its Venezuelan subsidiary for cash consideration of approximately $6 million. The pre-tax gain recognized in the three and nine months ended September 30, 2016 was $5.9 million, and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Europe segment (based on the legal structure).

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
The Company expects to incur approximately $60 million in before-tax restructuring charges; $46 million in the North America segment ("North America"), $11 million in the Europe segment ("Europe") and $3 million in the Latin America segment ("Latin America"). For the three and nine months ended September 30, 2016, the Company incurred charges of $23.4 million and $39.8 million, respectively. For the three and nine months ended September 30, 2016, costs incurred were $23.0 million and $35.3 million in North America, $0.1 million and $3.7 million in Europe and $0.3 million and $0.8 million in Latin America, respectively. For the three and nine months ended September 30, 2016, $2.4 million and $8.7 million of these charges were recorded in the Cost of sales caption and $21.0 million and $31.1 million were recorded in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. As of September 30, 2016, aggregate costs incurred were $35.4 million in North America, $10.4 million in Europe and $2.6 million in Latin America.
As part of the strategic roadmap, in the second quarter of 2016, the Company completed the disposal of its North American Automotive Ignition Wire business for total consideration of $70.7 million. The pre-tax gain recognized in the nine months ended September 30, 2016 was $53.2 million. The gain is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This disposal did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Changes in the restructuring reserve and activity for the nine months ended September 30, 2016 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$8.0	$17.0	$35.0	$60.0
Balance, December 31, 2015	$1.3	$—	$3.2	$4.5
Net provisions	5.7	14.3	19.8	39.8
Net benefits charged against the assets	—	(14.3)	(0.3)	(14.6)
Payments	(2.9)	—	(18.8)	(21.7)
Foreign currency translation	—	—	0.1	0.1
Balance, September 30, 2016	$4.1	$—	$4.0	$8.1
Total aggregate costs to date	$7.9	$16.2	$24.3	$48.4
Employee Separation Costs
The Company recorded employee separation costs of $3.3 million and $5.7 million for the three and nine months ended September 30, 2016, respectively. The employee separation charges were $3.1 million and $4.1 million in North America, $0.1 million and $1.5 million in Europe and $0.1 million in Latin America for the three and nine months ended September 30, 2016, respectively.
Employee separation costs include severance and retention bonuses. As of September 30, 2016, employee separation costs included severance charges for approximately 310 employees; approximately 220 of these employees were classified as manufacturing employees and approximately 90 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712").
Asset-Related Costs
The Company recorded asset-related costs of $12.9 million and $14.3 million for the three and nine months ended September 30, 2016, respectively. The asset-related charges were $12.9 million and $13.9 million in North America for the three and nine months ended September 30, 2016, respectively, and $0.4 million in Latin America for the nine months ended September 30, 2016.
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
The Company notes the plan to abandon a long-lived asset before the end of its previously estimated useful life is a change in accounting estimate per ASC 250 - Accounting Changes and Error Corrections. The annual depreciation impact from the asset write-downs and changes in estimated useful lives is not material.
In 2016, as part of the new strategic plan, the Company's management evaluated alternatives for its automotive business which included the sale of its automotive ignition wire business in the second quarter as noted above. In the third quarter of 2016, the Company continued to pursue alternatives for the remaining automotive business. As a result of this change in strategy, the Company performed an impairment test in the third quarter of 2016. Using a market approach, the Company recorded a goodwill impairment charge of $7.4 million and an impairment charge on the amortized intangible assets of $4.7 million. These costs are included as asset-related costs. As of September 30, 2016, the remaining goodwill and intangible assets related to the acquisition of the automotive business is zero.
Other Costs
The Company recorded other restructuring-type charges of $7.2 million and $19.8 million for the three and nine months ended September 30, 2016, respectively. The other restructuring-type charges were $7.0 million and $17.3 million in North America for the three and nine months ended September 30, 2016, respectively, $2.2 million in Europe for the nine months ended September 30, 2016 and $0.2 million and $0.3 million in Latin America for the three and nine months ended September 30, 2016, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, project management, termination of contracts and other immaterial costs.
July 2014 restructuring program
In July 2014, the Company announced a comprehensive restructuring program. As of September 30, 2016, this program is substantially complete and future estimated costs are expected to be immaterial. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally.
As part of the restructuring program, in the second quarter of 2015, the Company completed the disposal of a subsidiary in Spain for cash consideration of $1.8 million. The pre-tax loss on the sale from the disposition in the second quarter of 2015 was $11.6 million. This sale did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results; therefore, the results are not presented as discontinued operations. This loss is included as asset-related restructuring costs in the Europe segment in the nine months ended October 2, 2015 and is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
For the three and nine months ended September 30, 2016, the Company incurred charges of $0.8 million and $10.6 million, respectively. For the three and nine months ended October 2, 2015, the Company incurred charges of $3.6 million and $38.3 million, respectively. For the three and nine months ended September 30, 2016, costs incurred were $0.1 million and $6.2 million in North America, $0.2 million and $2.0 million in Europe and $0.5 million and $2.4 million in Latin America, respectively. For the three and nine months ended October 2, 2015, costs incurred were $2.3 million and $9.9 million in North America, respectively, $21.5 million in Europe for the nine months ended October 2, 2015, $0.9 million and $6.9 million in Latin America for the three and nine months ended October 2, 2015, respectively, and $0.4 million in Africa/Asia Pacific for the three months ended October 2, 2015.
For the three and nine months ended September 30, 2016, $0.5 million and $7.5 million of these charges were recorded in the Cost of sales caption and $0.3 million and $3.1 million were recorded in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. For the three and nine months ended October 2, 2015, $2.7 million and $13.7 million of these charges were recorded in the Cost of sales caption and $0.9 million and $24.6 million were recorded in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. The Company also incurred other costs as outlined below. As of September 30, 2016, aggregate costs incurred were $24.9 million in North America, $139.7 million in Europe, $39.0 million in Latin America and $15.0 million in Africa/Asia Pacific.

Changes in the restructuring reserve and activity for the nine months ended September 30, 2016 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Balance, December 31, 2015	$7.7	$—	$3.0	$10.7
Net provisions	1.3	1.8	7.5	10.6
Net benefits charged against the assets	—	(1.8)	0.6	(1.2)
Payments	(8.9)	—	(5.5)	(14.4)
Foreign currency translation	0.2	—	—	0.2
Balance, September 30, 2016	$0.3	$—	$5.6	$5.9
Total aggregate costs to date	$52.2	$135.1	$31.3	$218.6
Employee Separation Costs
The Company recorded a benefit to employee separation costs of $0.1 million for the three months ended September 30, 2016 and expenses of $1.3 million for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2016, the Company recorded a benefit of $0.1 million and expenses of $1.2 million in North America, respectively, and expenses of $0.1 million in Latin America for the nine months ended September 30, 2016. The Company recorded employee separation costs of $0.1 million and $12.3 million for the three and nine months ended October 2, 2015. The employee separation charges were $1.5 million and $7.9 million in North America, a benefit of $1.9 million for the three months ended October 2, 2015 and charges of $2.9 million for the nine months ended October 2, 2015 in Europe, charges of $0.1 million and $1.0 million in Latin America and charges of $0.4 million and $0.5 million in Africa/Asia Pacific for the three and nine months ended October 2, 2015, respectively.
Employee separation costs include severance, retention bonuses and pension costs. As of September 30, 2016, employee separation costs included severance charges for approximately 1,430 employees; approximately 1,110 of these employees were classified as manufacturing employees and approximately 320 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 or charges for contractual termination benefits under ASC 712.
Asset-Related Costs
The Company recorded asset-related costs of $0.1 million and $1.8 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2016, the Company recorded a benefit of $0.2 million and charges of $0.8 million in North America and charges of $0.3 million and $1.0 million in Latin America, respectively. The Company recorded asset-related costs of $0.8 million and $14.8 million for the three and nine months ended October 2, 2015, respectively. The long-lived asset impairment charges were $10.8 million in Europe for the nine months ended October 2, 2015 and $0.8 million and $4.0 million in Latin America for the three and nine months ended October 2, 2015, respectively.
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
The Company notes the plan to abandon a long-lived asset before the end of its previously estimated useful life is a change in accounting estimate per ASC 250 - Accounting Changes and Error Corrections. The annual depreciation impact from the asset write-downs and changes in estimated useful lives is not material.
Other Costs
The Company recorded other restructuring-type charges of $0.8 million and $7.5 million for the three and nine months ended September 30, 2016, respectively. The other restructuring-type charges were $0.4 million and $4.2 million in North America, $0.2 million and $2.0 million in Europe and $0.2 million and $1.3 million in Latin America for the three and nine months ended September 30, 2016, respectively. The Company recorded other restructuring-type charges of $2.7 million and $11.2 million for the three and nine months ended October 2, 2015, respectively. The other restructuring-type charges were $0.8 million and $2.0 million in North America and $1.9 million and $7.8 million in Europe for the three and nine months ended October 2, 2015, respectively, $1.9 million in Latin America for the nine months ended October 2, 2015 and a benefit of $0.5 million in Africa/Asia Pacific for the nine months ended October 2, 2015.

Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.
5.    Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 30, 2016 and October 2, 2015, the Company recorded other expense of $2.1 million and $28.9 million, respectively. For the three months ended September 30, 2016, other expense was primarily attributable to $2.3 million related to foreign currency transaction losses and $0.2 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended October 2, 2015, other expense was primarily attributable to $32.3 million related to foreign currency transaction losses and $3.4 million related to gains on derivative instruments that were not designated as cash flow hedges.
During the nine months ended September 30, 2016 and October 2, 2015, the Company recorded other income of $4.7 million and other expense of $61.9 million, respectively. For the nine months ended September 30, 2016, other income was primarily attributable to $0.9 million related to foreign currency transaction gains and $3.8 million related to gains on derivative instruments that were not designated as cash flow hedges. For the nine months ended October 2, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.9 million, $39.7 million related to other foreign currency transaction losses and $0.7 million related to gains on derivative instruments that were not designated as cash flow hedges.
Refer to Note 1 - Basis of Presentation and Principles of Consolidation for more information regarding the Company's Venezuelan operations.
6.    Inventories
Approximately 84% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost or market.

(in millions)	September 30, 2016	December 31, 2015
Raw materials	$171.8	$187.2
Work in process	137.0	127.2
Finished goods	470.8	532.0
Total	$779.6	$846.4
7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Land	$46.7	$50.0
Buildings and leasehold improvements	213.8	206.3
Machinery, equipment and office furnishings	747.4	786.0
Construction in progress	42.4	26.3
Total gross book value	1,050.3	1,068.6
Less accumulated depreciation	(506.2)	(505.4)
Total net book value	$544.1	$563.2
Depreciation expense for the three and nine fiscal months ended September 30, 2016 was $20.5 million and $58.3 million, respectively. Depreciation expense for the three and nine fiscal months ended October 2, 2015 was $19.0 million and $65.1 million, respectively.

Tables of Contents

8.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill				Indefinite-Lived Assets – Trade Names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Total
Balance, December 31, 2015	$16.5	$3.9	$1.8	$22.2	$0.3	$0.4	$0.7
Currency translation and other adjustments	(0.8)	—	(0.2)	(1.0)	0.4	—	0.4
Goodwill and indefinite-lived asset impairment	(7.4)	—	(1.6)	(9.0)	(0.3)	—	(0.3)
Balance, September 30, 2016	$8.3	$3.9	$—	$12.2	$0.4	$0.4	$0.8
The amounts of other intangible assets, excluding capitalized software, were as follows (in millions):

	September 30, 2016	December 31, 2015
Amortized intangible assets:
Amortized intangible assets	$108.9	$129.4
Accumulated amortization	(83.1)	(87.9)
Foreign currency translation adjustment	(5.2)	(5.6)
Amortized intangible assets, net	$20.6	$35.9
In the three and nine months ended September 30, 2016, the Company recorded a goodwill impairment charge of $7.4 million and an impairment charge on the amortized intangible assets of $4.7 million related to the automotive business. Refer to Note 4 - Restructuring for further details.
Amortized intangible assets are stated at cost less accumulated amortization as of September 30, 2016 and December 31, 2015. Other intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the nine months ended September 30, 2016 and October 2, 2015 was $6.7 million and $9.2 million, respectively. The estimated amortization expense during the twelve month periods beginning September 30, 2016 through October 1, 2021 and thereafter, based on exchange rates as of September 30, 2016, is $5.7 million, $3.4 million, $2.8 million, $2.8 million, $2.7 million and $3.2 million thereafter.
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

Tables of Contents

9.	Long-Term Debt

(in millions)	September 30, 2016	December 31, 2015
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount	(256.2)	(257.8)
Debt issuance costs	(11.0)	(12.1)
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	66.0	127.6
Other	9.0	9.2
Europe
Revolving Credit Facility	34.8	8.7
Other	9.2	23.4
Latin America credit facilities	103.6	113.8
Africa/Asia Pacific credit facilities	8.1	37.4
Total debt	993.0	1,079.7
Less current maturities	96.1	168.1
Long-term debt	$896.9	$911.6
At September 30, 2016, maturities of long-term debt during the twelve month periods beginning September 30, 2016 through October 1, 2021 and thereafter are $96.1 million, $112.5 million, $10.8 million, $0.8 million and $1.6 million, respectively, and $771.2 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	September 30, 2016	December 31, 2015
Face Value	$600.0	$600.0
Debt issuance costs	(7.3)	(8.2)
Book value	592.7	591.8
Fair Value (Level 1)	572.3	450.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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

Tables of Contents

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes are summarized as of September 30, 2016 and December 31, 2015 as follows:

	Subordinated Convertible Notes
(in millions)	September 30, 2016	December 31, 2015
Face value	$429.5	$429.5
Debt discount	(256.2)	(257.8)
Debt issuance costs	(3.7)	(3.9)
Book value	169.6	167.8
Fair value (Level 1)	297.4	265.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Company capitalized an immaterial amount in 2016, $0.6 million in 2015 and $1.7 million in 2014 in deferred financing costs in connection with the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitments under the Revolving Credit Facility. As of September 30, 2016, the availability under the Revolving Credit Facility is greater than $100 million. The fair value of the Revolving Credit Facility approximates the carrying value based on Level 2 inputs.
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

Tables of Contents

availability and Total Consolidated Leverage Ratio as set forth in the credit agreement. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	September 30, 2016	December 31, 2015
Outstanding borrowings	$100.8	$136.3
Total credit under facility	1,000.0	1,000.0
Undrawn availability(1)	393.7	347.5
Interest rate	2.5%	2.5%
Outstanding letters of credit	$22.3	$36.7
Original issuance	July 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at September 30, 2016 is $306.4 million, $36.1 million and $51.2 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2015 was $239.1 million, $34.8 million and $73.6 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	September 30, 2016	December 31, 2015
Outstanding borrowings	$103.6	$113.8
Undrawn availability	30.0	44.4
Interest rate – weighted average	10.1%	8.6%
Maturity date	Various; $84.9 million due within one year
The Company's Latin America credit facilities are primarily short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature of the facilities based on Level 2 inputs.
Africa/Asia Pacific Credit Facilities
The Company’s Africa and Asia Pacific credit facilities are summarized in the table below:

(in millions)	September 30, 2016	December 31, 2015
Outstanding borrowings	$8.1	$37.4
Undrawn availability	22.6	85.8
Interest rate – weighted average	7.4%	6.5%
Maturity date	Various; $8.1 million due within one year
The Company’s Africa and Asia Pacific credit facilities are short term loans utilized for working capital purposes. The fair value of the Africa and Asia Pacific credit facilities approximates the carrying value due to the short term nature of the facilities based on Level 2 inputs.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at September 30, 2016 and December 31, 2015 are shown below (in millions):

	September 30, 2016			December 31, 2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$128.0	$3.4	$1.6	$133.5	$0.3	$9.9
Foreign currency exchange	41.4	0.2	1.4	88.1	0.6	2.4
		$3.6	$3.0		$0.9	$12.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of September 30, 2016 and December 31, 2015, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of September 30, 2016 and December 31, 2015, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions. Refer to Note 5 - Other Income (Expense) for more information.

11.	Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2016 and October 2, 2015 was 44.8% and 1.1%, respectively. The effective tax rate on the Company’s pre-tax income for the nine months ended September 30, 2016 was favorably impacted by the use of U.S. capital losses for which no tax benefit was previously recognized. This resulted in the recognition of only $2.4 million of income tax expense on $53.2 million of pre-tax gain associated with the sale of the North American Automotive Ignition Wire business. This favorable factor was largely offset by recognizing no tax benefit on $44.2 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The relatively low effective tax rate on the Company’s pre-tax loss for the nine months ended October 2, 2015 was primarily due to no tax benefit being available for the $22.9 million currency devaluation loss and foreign currency loss in Venezuela, no tax benefit being recognized on $95.0 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and no tax benefit being recognized on the $12.0 million Venezuelan deconsolidation loss. These unfavorable factors were partially offset by $5.4 million of tax benefits associated with the net release of uncertain tax position reserves, $4.3 million of tax benefits associated with valuation allowance releases, and $11.5 million of tax benefits associated with tax deductions connected to the exiting of the business in India.
The Company’s effective tax rate for the three months ended September 30, 2016 and October 2, 2015 was 28.9% and (19.9)%, respectively. The effective tax rate for the three months ended September 30, 2016 was favorably impacted by the mix of earnings in foreign jurisdictions with statutory tax rates lower than the 35% U.S. federal statutory tax rate, and the recognition of no income tax expense on $5.9 million of pre-tax gain associated with the sale of the Venezuelan business. These favorable factors were partially offset by recognizing no tax benefit on $20.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The negative effective tax rate for the three months ended October 2, 2015 is primarily the result of recording income tax expense on the ordinary operational income of profitable jurisdictions while recording no income tax benefit on $34.3 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and no income tax benefit on a $12.0 million Venezuela deconsolidation charge. These negative effective tax rate drivers were partially offset by $11.5 million of tax benefits associated with the exiting of the business in India.
During the third quarter of 2016, the Company accrued approximately $0.5 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $0.1 million of income tax benefits were recognized due to statute of limitation expirations associated with various uncertain tax positions.
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
The Internal Revenue Service ("IRS") is currently in the process of finalizing its examination of the Company's 2012 consolidated income tax return.  As discussed in the Company's 2015 Annual Report on Form 10-K, the IRS proposed a cumulative taxable income adjustment of $33.6 million through 2012 in connection with the Original Issue Discount (“OID”) yield on the Company’s $429.5 million Subordinated Convertible Notes (“Notes”) due 2029. The Company believes that the amount of the OID deductions claimed on its federal income tax returns since the 2009 issuance of the Notes is proper and appealed the IRS proposed adjustment. The appeals hearing took place on October 19, 2016 and the Company is currently awaiting the Office of Appeals ruling. With limited exceptions, tax years prior to 2010 are no longer open in major foreign, state, or local tax jurisdictions.

Tables of Contents

12.	Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
The components of net periodic benefit cost for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	September 30, 2016		October 2, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.3	$1.0	$0.4	$1.5
Interest cost	1.8	0.8	1.8	1.1
Expected return on plan assets	(2.4)	(0.6)	(2.6)	(0.7)
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net loss	1.7	0.3	1.9	0.7
Net pension expense	$1.4	$1.7	$1.5	$2.8

	Nine Fiscal Months Ended
	September 30, 2016		October 2, 2015
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.9	$3.0	$1.2	$4.5
Interest cost	5.4	2.4	5.4	3.3
Expected return on plan assets	(7.2)	(1.8)	(7.8)	(2.1)
Amortization of prior service cost	—	0.6	—	0.6
Amortization of net loss	5.1	0.9	5.7	2.1
Settlement loss	—	—	—	0.9
Net pension expense	$4.2	$5.1	$4.5	$9.3
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net pension expense in 2016 is $8.4 million. The prior service cost to be amortized from accumulated other comprehensive income (loss) into net pension expense over the next fiscal year is not material.
Defined benefit pension plan cash contributions for the three fiscal months ended September 30, 2016 and October 2, 2015 were $1.3 million and $3.0 million, respectively. Defined benefit pension plan cash contributions for the nine fiscal months ended September 30, 2016 and October 2, 2015 were $3.9 million and $9.0 million, respectively.

Tables of Contents

13.	Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of September 30, 2016 and December 31, 2015, respectively, consisted of the following (in millions):

	September 30, 2016		December 31, 2015
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(231.5)	$(13.0)	$(275.6)	$(13.5)
Pension adjustments, net of tax	(60.7)	(1.5)	(64.6)	(1.5)
Accumulated other comprehensive income (loss)	$(292.2)	$(14.5)	$(340.2)	$(15.0)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2015 to September 30, 2016 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2015	$(275.6)	$(64.6)	$(340.2)
Other comprehensive income (loss) before reclassifications	12.3	—	12.3
Amounts reclassified from accumulated other comprehensive income	31.8	3.9	35.7
Net current - period other comprehensive income (loss)	44.1	3.9	48.0
Balance, September 30, 2016	$(231.5)	$(60.7)	$(292.2)
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

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016 and October 2, 2015 (in millions, net of tax):

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	September 30, 2016	September 30, 2016
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries	$13.5	$31.8	SG&A
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.3	Cost of Sales
Net loss	1.2	3.6	Cost of Sales
Total - Pension Items	$1.3	$3.9
Total	$14.8	$35.7

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	October 2, 2015	October 2, 2015
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries	$20.9	$32.3	SG&A
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.3	Cost of Sales
Net loss	1.7	5.1	Cost of Sales
Settlement loss	—	1.2	Cost of Sales
Total - Pension Items	$1.8	$6.6
Total	$22.7	$38.9

14.     Redeemable Noncontrolling Interest
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables, the Company's subsidiary in Colombia. The existing shareholders immediately prior to the subscription (the “Sellers” or “Minority Shareholders”) maintained control of the remaining 40% of the shares. The Company and the Minority Shareholders also agreed to certain put and call options with regard to the remaining 40% interest in Procables retained by the Minority Shareholders. For a 36-month period commencing on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option to sell their entire 40% interest in Procables to the Company. The Company shall be irrevocably obligated to purchase the shares (the "Put Option"). In addition, the Company has a call option (the "Call Option") to purchase the Minority Shareholders’ 40% interest in Procables, during the 36-month period commencing on the expiration of the Put Option period. The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its earnings before interest, taxes, depreciation and amortization (“EBITDA”) over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness, as defined in the agreement, of the Company for the most recent audited fiscal year (“EBITDA average”). The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature required classification of the Minority Shareholder's interest in the Condensed Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.”
The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. At September 30, 2016, the final per share purchase price was greater than the EBITDA average; therefore, the redeemable noncontrolling interest was valued at the same cost as the fair value determined at the opening balance sheet date, $18.2 million. Subsequent adjustments to the value of the redeemable noncontrolling interest due to the redemption feature, if any, will be recognized as they occur and recorded within Net income (loss). Subsequent to September 30, 2016, the Minority Shareholders elected to exercise the Put Option to sell their entire 40% interest in Procables to the Company. The Put Option will be paid by the Company based on the final per share purchase price, and is expected to be approximately $18 million.
15.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $28.4 million and $29.0 million, respectively, for the three fiscal months ended September 30, 2016 and October 2, 2015 and $87.9 million and $91.5 million, respectively, for the nine fiscal months ended September 30, 2016 and October 2, 2015.

Tables of Contents

16.	Earnings (Loss) Per Common Share
The Company applies the two-class method of computing basic and diluted earnings per share.
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Amounts attributable to the Company – basic and diluted:
Net income (loss) attributable to Company common shareholders	$(14.3)	$(29.0)	$10.8	$(74.0)
Net income (loss) for EPS computations (1)	(14.3)	(29.0)	10.8	(74.0)
Weighted average shares outstanding for basic EPS computation (2)	49.6	48.9	49.5	48.9
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$(0.29)	$(0.59)	$0.22	$(1.51)
Weighted average shares outstanding including nonvested shares	49.6	48.9	49.5	48.9
Dilutive effect of stock options and restricted stock units	—	—	2.2	—
Weighted average shares outstanding for diluted EPS computation (2)	49.6	48.9	51.7	48.9
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(0.29)	$(0.59)	$0.21	$(1.51)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

For the three and nine months ended September 30, 2016, there were approximately 4.0 million shares and 1.8 million shares and for the three and nine months ended October 2, 2015, there were approximately 3.7 million shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes. The average stock price threshold conditions had not been met as of September 30, 2016 or October 2, 2015. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
The Company conducts its operations through four geographic operating and reportable segments — North America, Europe, Latin America, and Africa/Asia Pacific. The Company’s operating and reportable segments align with the structure of the Company’s internal management organization. All four segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, construction, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the North America and Latin America segments manufacture and distribute rod mill wire and cable products.
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three and nine months ended September 30, 2016, intersegment sales were $7.4 million and $31.1 million in North America, $3.5 million and $7.9 million in Europe, $4.7 million and $14.5 million in Latin America and $0.2 million in Africa/Asia Pacific, respectively. In the three and nine months ended October 2, 2015, intersegment sales were $7.0 million and $24.8 million in North America, $2.1 million and $16.4 million in Europe, and $5.3 million and $14.8 million in Latin America, respectively.
The chief operating decision maker ("CODM") evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income before interest income, interest expense, other income (expense), other financial costs and income tax. Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended September 30, 2016 and October 2, 2015 is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions)	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net Sales:
North America	$496.1	$571.9	$1,565.2	$1,819.5
Europe	212.1	231.0	663.5	743.7
Latin America	158.0	169.2	481.2	563.3
Africa/Asia Pacific	58.3	124.3	238.5	435.1
Total	$924.5	$1,096.4	$2,948.4	$3,561.6
Segment Operating Income (Loss):
North America	$10.0	$17.9	$101.5	$78.4
Europe	10.8	3.2	17.0	7.9
Latin America	(7.1)	(1.2)	(10.4)	(19.6)
Africa/Asia Pacific	(9.0)	4.9	(29.6)	(15.1)
Total	$4.7	$24.8	$78.5	$51.6

(in millions)	September 30, 2016	December 31, 2015
Total Assets:
North America	$945.9	$986.9
Europe	688.9	632.0
Latin America	491.0	480.8
Africa/Asia Pacific	243.8	354.9
Total	$2,369.6	$2,454.6

18.	Commitments and Contingencies
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
At September 30, 2016 and December 31, 2015, we had an accrued liability of approximately $4.6 million and $3.6 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 28 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of September 30, 2016, we were a defendant in approximately 322 cases brought in state and federal courts throughout the United States. In the nine months ended September 30, 2016, 65 asbestos cases were brought against us. In the calendar year 2015, 99 asbestos cases were brought against us. In the last 28 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of September 30, 2016, 50,942 asbestos cases have been dismissed. In the nine months ended September 30, 2016, 67 asbestos cases were dismissed. As of December 31, 2015, 50,875 cases were dismissed. With regards to the approximately 322 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of September 30, 2016, plaintiffs have asserted monetary damages in 165 cases. In 56 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $681 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 108 other cases pending in state and federal district courts, plaintiffs seek approximately $430 million in damages from as many as 50 defendants. In one case, plaintiffs have asserted damages related to General Cable in the amount of $4 million. In addition, in relation to these 165 cases, there are claims of $270 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of September 30, 2016 and December 31, 2015, we had accrued, on a gross basis, approximately $4.3 million and $4.1 million, respectively, and as of September 30, 2016 and December 31, 2015, had recovered approximately $0.4 million of insurance recoveries for these lawsuits. The net amount of $3.9 million and $3.7 million, as of September 30, 2016 and December 31, 2015, respectively, represents our best estimate in order to cover resolution of current asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of September 30, 2016 and December 31, 2015, aggregate settlement costs were $9.8 million and $9.7 million, respectively. For the nine months ended September 30, 2016 and October 2, 2015, settlement costs totaled less than $0.1 million and $0.2 million, respectively. As of September 30, 2016 and December 31, 2015, aggregate litigation costs were $26.9 million and $26.1 million, respectively. For the nine months ended September 30, 2016 and October 2, 2015, litigation costs were $0.8 million and $1.1 million, respectively.
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
Our Brazilian subsidiaries have received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. We believe we correctly applied the tax credits taken and that we have substantial defenses to these claims. The total amount of taxes allegedly due for the disputed credits, including potential interest and penalties, is up to $12 million.
Government and internal investigations
We have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with, and certain other transactions involving, our operations in Angola, Thailand, India, China and Egypt (the “Subject Countries”). Our review has focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. During 2015, we substantially completed our internal review in the Subject Countries and, based on our findings, we increased our outstanding FCPA-related accrual to $28 million in the year ended December 31, 2015.  We subsequently entered into and have continued to hold discussions with the SEC and DOJ regarding the terms of a potential resolution of the ongoing investigations. Based on these discussions, we now believe that the total amount required to resolve the investigation, including disgorgement of profits, pre-judgment interest, and potential fines and penalties is in the range of $33 million to approximately $120 million.  The existing accrual as of September 30, 2016 remains $33 million, which represents the low-end of the range and an increase of $5 million since December 31, 2015. The amount accrued and the additional range of reasonably possible loss reflect profits and pre-judgment interest that may be disgorged and DOJ fines or penalties that may be imposed, but do not include, and we are not able to reasonably estimate, the amount of any additional possible fines, civil penalties or other relief that may be sought with respect to the SEC FCPA investigation or the SEC accounting investigation described below, any or all of which could be substantial. The SEC and DOJ inquiries into these matters remain ongoing, and we continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature or duration of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions, in the event that we do not reach to a mutually agreeable resolution with the DOJ and SEC.
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
Purported class action and derivative litigation
Litigation was initiated against us and certain of our current and former directors, executive officers and employees following the restating of our financial statements, principally as a result of the matters described above under “Government and internal investigations” relating to our Brazilian business.
Two civil complaints were filed in the United States District Court for the Southern District of New York on October 21, 2013 and December 4, 2013 by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our former Executive Vice President and Chief Financial Officer. On our motion, the complaints were transferred to the United States District Court for the Eastern District of Kentucky, the actions were consolidated, and a consolidated complaint was filed in that Court on May 20, 2014 by City of Livonia Employees Retirement System, as lead plaintiff on behalf of a purported class of all persons or entities who purchased our securities between November 3, 2010 and October 14, 2013 (the “City of Livonia Complaint”). The City of Livonia Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that we employed inadequate internal financial reporting controls that resulted in, among other things, improper revenue recognition, understated cost of sales, overstated operating income, net income and earnings per share, and the failure to detect inventory lost through theft; that we issued materially false financial results that had to be restated on two occasions; and that statements of Messrs. Kenny and Robinson that they had tested and found effective our internal controls over financial reporting and disclosure were false. The City of Livonia Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The City of Livonia Complaint sought damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. On January 27, 2015, the Court dismissed the City of Livonia Complaint, with prejudice, based on plaintiff’s failure to state a claim upon which relief could be granted. Plaintiff subsequently appealed the lower Court’s decisions to the Sixth Circuit Court of Appeals, which affirmed the lower Court’s decisions dismissing the case. The period of time available to plaintiff to further appeal the Sixth Circuit’s decision has now expired, and the case is closed.
In addition, a derivative complaint was filed on January 7, 2014 in the Campbell County, Kentucky Circuit Court against all but one member of our Board of Directors, including Mr. Kenny, two former directors, Mr. Robinson and two former officers, one of whom is a former executive officer. The derivative complaint alleges that the defendants breached their fiduciary duties by knowingly failing to ensure that we implemented and maintained adequate internal controls over our accounting and financial reporting functions and by knowingly disseminating to stockholders materially false and misleading statements concerning our financial results and internal controls. The derivative complaint seeks damages in an unspecified amount, appropriate equitable relief to remedy the alleged breaches of fiduciary duty, attorneys’ fees, experts’ fees and other costs. On March 5, 2014, the derivative case was placed on inactive status until a motion is filed by a party to reinstate the action to the Court’s active docket. On July 27, 2016, plaintiff filed a Notice of Dismissal with the Court, voluntarily terminating the derivative litigation.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 30, 2016, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 30, 2016 through October 1, 2021 and thereafter are $17.9 million, $11.3 million, $8.0 million, $6.2 million and $5.1 million, respectively, and $12.7 million thereafter.
As of September 30, 2016, the Company had $22.3 million in letters of credit, $223.8 million in various performance bonds and $77.0 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

19.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the Latin America and Africa/Asia Pacific segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” For the three fiscal months ended September 30, 2016 and October 2, 2015, equity in net earnings of affiliated companies was $0.3 million and $0.1 million, respectively. For the nine fiscal months ended September 30, 2016 and October 2, 2015, equity in net earnings of affiliated companies was $0.7 million and $0.3 million, respectively. The net investment in unconsolidated affiliated companies was $9.1 million and $8.4 million as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the Company’s ownership percentage was as follows: Colada Continua Chilena, S.A. 41%, Nostag GmbH & Co. KG 33%, and Pakistan Cables Limited 24.6%.

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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$3.6	$—	$3.6	$—	$0.9	$—	$0.9
Equity securities (1)	10.3	—	—	10.3	18.0	—	—	18.0
Total assets	$10.3	$3.6	$—	$13.9	$18.0	$0.9	$—	$18.9
Liabilities:
Derivative liabilities	$—	$3.0	$—	$3.0	$—	$12.3	$—	$12.3
Total liabilities	$—	$3.0	$—	$3.0	$—	$12.3	$—	$12.3
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at September 30, 2016 and December 31, 2015 classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $16.2 million and $25.6 million as of September 30, 2016 and December 31, 2015, respectively. Amounts payable to the plan participants at September 30, 2016 and December 31, 2015, excluding the Deferred Stock, were $11.4 million and $19.0 million, respectively, and are classified as “Other liabilities” in the Condensed Consolidated Balance Sheets.
At September 30, 2016, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$422.1	$502.4	$—	$924.5
Intercompany	16.5	44.6	36.0	(97.1)	—
	16.5	466.7	538.4	(97.1)	924.5
Cost of sales	—	405.9	496.3	(80.6)	821.6
Gross profit	16.5	60.8	42.1	(16.5)	102.9
Selling, general and administrative expenses	13.7	45.5	43.4	(16.5)	86.1
Goodwill impairment charges	—	7.4	—	—	7.4
Intangible asset impairment charges	—	4.7	—	—	4.7
Operating income (loss)	2.8	3.2	(1.3)	—	4.7
Other income (expense)	—	0.2	(2.3)	—	(2.1)
Interest income (expense):
Interest expense	(14.4)	(15.9)	(7.7)	15.5	(22.5)
Interest income	14.1	1.2	0.4	(15.5)	0.2
	(0.3)	(14.7)	(7.3)	—	(22.3)
Income (loss) before income taxes	2.5	(11.3)	(10.9)	—	(19.7)
Income tax (provision) benefit	(1.1)	11.4	(4.6)	—	5.7
Equity in net earnings of affiliated companies and subsidiaries	(15.7)	(15.8)	0.1	31.7	0.3
Net income (loss) including noncontrolling interest	(14.3)	(15.7)	(15.4)	31.7	(13.7)
Less: net income (loss) attributable to noncontrolling interest	—	—	0.6	—	0.6
Net income (loss) attributable to Company common shareholders	$(14.3)	$(15.7)	$(16.0)	$31.7	$(14.3)
Comprehensive income (loss):
Net income (loss)	$(14.3)	$(15.7)	$(15.4)	$31.7	$(13.7)
Currency translation gain (loss)	12.8	12.8	15.2	(27.4)	13.4
Defined benefit plan adjustments, net of tax	1.3	1.3	0.3	(1.6)	1.3
Comprehensive income (loss), net of tax	(0.2)	(1.6)	0.1	2.7	1.0
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	1.2	—	1.2
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(0.2)	$(1.6)	$(1.1)	$2.7	$(0.2)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended October 2, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$477.4	$619.0	$—	$1,096.4
Intercompany	18.5	54.4	37.1	(110.0)	—
	18.5	531.8	656.1	(110.0)	1,096.4
Cost of sales	—	468.3	604.3	(91.5)	981.1
Gross profit	18.5	63.5	51.8	(18.5)	115.3
Selling, general and administrative expenses	18.3	48.3	42.4	(18.5)	90.5
Operating income (loss)	0.2	15.2	9.4	—	24.8
Other income (expense)	—	(3.2)	(25.7)	—	(28.9)
Interest income (expense):
Interest expense	(14.3)	(16.3)	(8.1)	15.5	(23.2)
Interest income	13.8	1.8	0.6	(15.5)	0.7
	(0.5)	(14.5)	(7.5)	—	(22.5)
Income (loss) before income taxes	(0.3)	(2.5)	(23.8)	—	(26.6)
Income tax (provision) benefit	(1.2)	4.5	(8.6)	—	(5.3)
Equity in net earnings of affiliated companies and subsidiaries	(27.5)	(29.5)	—	57.1	0.1
Net income (loss) including noncontrolling interest	(29.0)	(27.5)	(32.4)	57.1	(31.8)
Less: net income (loss) attributable to noncontrolling interest	—	—	(2.8)	—	(2.8)
Net income (loss) attributable to Company common shareholders	$(29.0)	$(27.5)	$(29.6)	$57.1	$(29.0)
Comprehensive income (loss):
Net income (loss)	$(29.0)	$(27.5)	$(32.4)	$57.1	$(31.8)
Currency translation gain (loss)	(16.2)	(16.2)	(19.2)	32.2	(19.4)
Defined benefit plan adjustments, net of tax	1.8	1.8	0.6	(2.4)	1.8
Comprehensive income (loss), net of tax	(43.4)	(41.9)	(51.0)	86.9	(49.4)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(6.3)	—	(6.3)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(43.4)	$(41.9)	$(44.7)	$86.9	$(43.1)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,322.5	$1,625.9	$—	$2,948.4
Intercompany	50.2	162.8	115.5	(328.5)	—
	50.2	1,485.3	1,741.4	(328.5)	2,948.4
Cost of sales	—	1,302.3	1,591.4	(278.3)	2,615.4
Gross profit	50.2	183.0	150.0	(50.2)	333.0
Selling, general and administrative expenses	45.3	86.8	156.1	(50.2)	238.0
Goodwill impairment charges	—	7.4	1.6	—	9.0
Intangible asset impairment charges	—	5.0	2.5	—	7.5
Operating income (loss)	4.9	83.8	(10.2)	—	78.5
Other income (expense)	—	(0.1)	4.8	—	4.7
Interest income (expense):
Interest expense	(43.1)	(48.0)	(21.5)	45.4	(67.2)
Interest income	41.6	3.8	1.2	(45.4)	1.2
	(1.5)	(44.2)	(20.3)	—	(66.0)
Income (loss) before income taxes	3.4	39.5	(25.7)	—	17.2
Income tax (provision) benefit	(2.1)	7.6	(13.2)	—	(7.7)
Equity in net earnings of affiliated companies and subsidiaries	9.5	(37.6)	0.2	28.6	0.7
Net income (loss) including noncontrolling interest	10.8	9.5	(38.7)	28.6	10.2
Less: net income (loss) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Company common shareholders	$10.8	$9.5	$(38.1)	$28.6	$10.8
Comprehensive income (loss):
Net income (loss)	$10.8	$9.5	$(38.7)	$28.6	$10.2
Currency translation gain (loss)	44.1	44.1	42.1	(85.7)	44.6
Defined benefit plan adjustments, net of tax	3.9	3.9	0.9	(4.8)	3.9
Comprehensive income (loss), net of tax	58.8	57.5	4.3	(61.9)	58.7
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$58.8	$57.5	$4.4	$(61.9)	$58.8

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended October 2, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,520.9	$2,040.7	$—	$3,561.6
Intercompany	56.7	179.1	117.8	(353.6)	—
	56.7	1,700.0	2,158.5	(353.6)	3,561.6
Cost of sales	—	1,495.2	1,995.8	(296.9)	3,194.1
Gross profit	56.7	204.8	162.7	(56.7)	367.5
Selling, general and administrative expenses	54.8	137.2	175.7	(56.7)	311.0
Goodwill impairment charges	—	—	3.2	—	3.2
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income (loss)	1.9	67.6	(17.9)	—	51.6
Other income (expense)	0.7	(7.2)	(55.4)	—	(61.9)
Interest income (expense):
Interest expense	(44.1)	(49.9)	(28.6)	48.4	(74.2)
Interest income	42.4	6.1	2.1	(48.4)	2.2
	(1.7)	(43.8)	(26.5)	—	(72.0)
Income (loss) before income taxes	0.9	16.6	(99.8)	—	(82.3)
Income tax (provision) benefit	(2.0)	11.1	(8.2)	—	0.9
Equity in net earnings of affiliated companies and subsidiaries	(72.9)	(100.6)	0.1	173.7	0.3
Net income (loss) including noncontrolling interest	(74.0)	(72.9)	(107.9)	173.7	(81.1)
Less: net income (loss) attributable to noncontrolling interest	—	—	(7.1)	—	(7.1)
Net income (loss) attributable to Company common shareholders	$(74.0)	$(72.9)	$(100.8)	$173.7	$(74.0)
Comprehensive income (loss):
Net income (loss)	$(74.0)	$(72.9)	$(107.9)	$173.7	$(81.1)
Currency translation gain (loss)	(70.0)	(70.0)	(55.4)	117.8	(77.6)
Defined benefit plan adjustments, net of tax	6.6	6.6	3.0	(9.6)	6.6
Comprehensive income (loss), net of tax	(137.4)	(136.3)	(160.3)	281.9	(152.1)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(15.0)	—	(15.0)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(137.4)	$(136.3)	$(145.3)	$281.9	$(137.1)

Tables of Contents

Condensed Balance Sheets Information
September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.5	$117.7	$—	$120.2
Receivables, net of allowances	—	228.9	498.5	—	727.4
Inventories	—	328.8	450.8	—	779.6
Prepaid expenses and other	—	22.1	50.1	—	72.2
Total current assets	—	582.3	1,117.1	—	1,699.4
Property, plant and equipment, net	0.3	193.5	350.3	—	544.1
Deferred income taxes	—	62.2	28.1	(62.2)	28.1
Intercompany accounts	1,095.5	109.6	70.6	(1,275.7)	—
Investment in subsidiaries	129.8	677.9	—	(807.7)	—
Goodwill	—	5.6	6.6	—	12.2
Intangible assets, net	—	6.0	22.9	—	28.9
Unconsolidated affiliated companies	—	8.9	0.2	—	9.1
Other non-current assets	—	17.0	30.8	—	47.8
Total assets	$1,225.6	$1,663.0	$1,626.6	$(2,145.6)	$2,369.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$120.7	$296.7	$—	$417.4
Accrued liabilities	7.3	114.5	220.6	—	342.4
Current portion of long-term debt	—	—	96.1	—	96.1
Total current liabilities	7.3	235.2	613.4	—	855.9
Long-term debt	771.3	66.0	59.6	—	896.9
Deferred income taxes	184.2	—	17.3	(62.2)	139.3
Intercompany accounts	—	1,165.0	110.7	(1,275.7)	—
Other liabilities	0.6	67.0	114.7	—	182.3
Total liabilities	963.4	1,533.2	915.7	(1,337.9)	2,074.4
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	262.2	129.8	677.9	(807.7)	262.2
Noncontrolling interest	—	—	14.8	—	14.8
Total liabilities, redeemable noncontrolling interest and equity	$1,225.6	$1,663.0	$1,626.6	$(2,145.6)	$2,369.6

Tables of Contents

Condensed Balance Sheets Information
December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$0.8	$111.6	$—	$112.4
Receivables, net of allowances	—	214.0	501.4	—	715.4
Inventories	—	367.7	478.7	—	846.4
Prepaid expenses and other	—	18.5	47.7	—	66.2
Total current assets	—	601.0	1,139.4	—	1,740.4
Property, plant and equipment, net	0.4	192.6	370.2	—	563.2
Deferred income taxes	—	56.2	30.9	(56.2)	30.9
Intercompany accounts	1,114.5	102.8	66.4	(1,283.7)	—
Investment in subsidiaries	72.4	672.8	—	(745.2)	—
Goodwill	—	13.8	8.4	—	22.2
Intangible assets, net	—	9.5	27.1	—	36.6
Unconsolidated affiliated companies	—	8.4	—	—	8.4
Other non-current assets	—	27.1	25.8	—	52.9
Total assets	$1,187.3	$1,684.2	$1,668.2	$(2,085.1)	$2,454.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.5	$325.2	$—	$428.7
Accrued liabilities	11.2	124.0	217.3	—	352.5
Current portion of long-term debt	—	—	168.1	—	168.1
Total current liabilities	11.2	227.5	710.6	—	949.3
Long-term debt	768.6	127.5	15.5	—	911.6
Deferred income taxes	179.5	—	22.2	(56.2)	145.5
Intercompany accounts	—	1,180.1	103.6	(1,283.7)	—
Other liabilities	—	76.7	110.4	—	187.1
Total liabilities	959.3	1,611.8	962.3	(1,339.9)	2,193.5
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	228.0	72.4	672.8	(745.2)	228.0
Noncontrolling interest	—	—	14.9	—	14.9
Total liabilities, redeemable noncontrolling interest and equity	$1,187.3	$1,684.2	$1,668.2	$(2,085.1)	$2,454.6

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$2.4	$48.2	$15.3	$—	$65.9
Cash flows of investing activities:
Capital expenditures	—	(28.2)	(25.3)	—	(53.5)
Proceeds from properties sold	—	0.4	0.7	—	1.1
Disposal of subsidiaries, net of cash disposed of	—	76.8	3.2	—	80.0
Other	—	(0.8)	1.0	—	0.2
Net cash flows of investing activities	—	48.2	(20.4)	—	27.8
Cash flows of financing activities:
Dividends paid to shareholders	(26.7)	—	—	—	(26.7)
Intercompany accounts	24.3	(36.9)	12.6	—	—
Proceeds from debt	—	820.8	334.7	—	1,155.5
Repayments of debt	—	(882.4)	(341.5)	—	(1,223.9)
Proceeds from sale leaseback transaction	—	—	6.2	—	6.2
Dividends paid to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net cash flows of financing activities	(2.4)	(98.5)	11.9	—	(89.0)
Effect of exchange rate changes on cash and cash equivalents	—	3.8	(0.7)	—	3.1
Increase (decrease) in cash and cash equivalents	—	1.7	6.1	—	7.8
Cash and cash equivalents – beginning of period	—	0.8	111.6	—	112.4
Cash and cash equivalents – end of period	$—	$2.5	$117.7	$—	$120.2

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended October 2, 2015

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(0.6)	$161.9	$(24.5)	$(11.7)	$125.1
Cash flows of investing activities:
Capital expenditures	—	(15.6)	(32.5)	—	(48.1)
Proceeds from properties sold	—	0.1	1.6	—	1.7
Reduction of cash due to Venezuela deconsolidation	—	—	(8.2)	—	(8.2)
Disposal of subsidiaries, net of cash disposed of	—	88.4	(10.0)	—	78.4
Other	—	(0.1)	0.3	—	0.2
Net cash flows of investing activities	—	72.8	(48.8)	—	24.0
Cash flows of financing activities:
Dividends paid to shareholders	(26.5)	—	—	—	(26.5)
Intercompany accounts	151.9	(201.5)	37.9	11.7	—
Proceeds from debt	—	1,780.4	674.3	—	2,454.7
Repayments of debt	(125.0)	(1,784.1)	(720.2)	—	(2,629.3)
Dividends paid to noncontrolling interest	—	—	(2.5)	—	(2.5)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities	0.6	(205.2)	(10.5)	11.7	(203.4)
Effect of exchange rate changes on cash and cash equivalents	—	(26.8)	(15.0)	—	(41.8)
Increase (decrease) in cash and cash equivalents	—	2.7	(98.8)	—	(96.1)
Cash and cash equivalents - beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents - end of period	$—	$3.9	$105.8	$—	$109.7
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended September 30, 2016 and the twelve months ended December 31, 2015:

(in millions)	September 30, 2016	December 31, 2015
Beginning Balance	$1,114.5	$1,280.8
Non-cash transactions
Deferred tax	—	(19.9)
Equity based awards	5.3	11.7
Foreign currency and other	—	0.2
Cash transactions	(24.3)	(158.3)
Ending Balance	$1,095.5	$1,114.5
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended September 30, 2016 or October 2, 2015.
Parent Company Long-Term Debt
At September 30, 2016 and December 31, 2015, the Parent Company was party to the following long-term financing arrangements:

(in millions)	September 30, 2016	December 31, 2015
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount	(256.2)	(257.8)
Debt issuance costs	(11.0)	(12.1)
Other	9.0	9.0
Total Parent Company debt	771.3	768.6
Less current maturities	—	—
Parent Company Long-term debt	$771.3	$768.6

(in millions)	Q3 2017	Q3 2018	Q3 2019	Q3 2020	Q3 2021
Debt maturities twelve month period ending	$—	$—	$—	$—	$—
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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of September 30, 2016, the Company manufactured its product lines in 38 manufacturing facilities and sold its products through its global operations. Additional financial information regarding the Company's segments appears in Note 17 - Segment Information. The Company's guiding principles are as follows:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced uneven demand with pockets of relative demand strength. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in the three and nine months ended September 30, 2016.
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In the nine months ended September 30, 2016, a 1% change in copper and aluminum costs would have impacted the cost of sales by approximately $12 million. This impact would directly impact gross profit if the Company was unable to change the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery, but the Company does not engage in speculative metals trading.

Asia Pacific divestiture program
As part of the 2014 announced divestiture plan, the Company completed the following transactions as of September 30, 2016:

•
In the first quarter of 2016, the Company completed the sale of India for cash consideration of $10.8 million. The pre-tax gain recognized in the nine months ended September 30, 2016 from the disposition of India was $1.6 million. Based on the estimated expected sales price of the India operations, the Company recorded an impairment loss in cost of sales of $13.6 million in the three and nine months ended October 2, 2015.

•
In the third quarter of 2015, the Company completed the sale of Thailand for cash consideration of approximately $88 million. The pre-tax gain recognized in the three and nine months ended October 2, 2015 from the disposition of Thailand was $16.1 million.

•
In the first quarter of 2015, the Company completed the sale of its 51% interest in Fiji and its 20% interest in Keystone, (the Company's equity investment in China) for cash consideration of $9.3 million and $11.0 million, respectively. In the nine months ended October 2, 2015, the pre-tax loss on the sale from the disposition of Fiji recognized was $2.6 million and the pre-tax gain from the disposition of Keystone recognized was $3.6 million.

•	In the fourth quarter of 2014, the Company completed the sale of its interest in PDP and PDEP for cash consideration of $67.1 million.
The results of the Asia Pacific operations were previously presented as discontinued operations; however, in the third quarter of 2016, management determined that the sale of these businesses within one year was uncertain, and therefore determined that the held for sale criteria was no longer met for the businesses in China, New Zealand and Australia. As a result and because the businesses that have been sold to date including the Philippines, Thailand, India, Fiji and Keystone, in the aggregate, are not considered a strategic shift; the Asia Pacific operations will no longer be presented as discontinued operations in the financial statements for all periods presented. The Company's results from the Asia Pacific operations are presented in continuing operations for all periods disclosed in this report. Refer to Note 3 - Divestitures for additional information.
Africa divestiture program
As part of the 2014 announced divestiture plan, the Company completed the following transactions as of September 30, 2016:

•
In the third quarter of 2016, the Company completed the sale of Zambia for cash consideration of $9.8 million. In the second quarter of 2016, the Company recognized an estimated pre-tax loss of $13.3 million, and in the third quarter of 2016, after the completion of the sale, the Company recorded an additional loss of $1.1 million due to working capital adjustments. The total loss recognized in the nine months ended September 30, 2016 was $14.4 million and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Africa/Asia Pacific segment.

•
In the second quarter of 2016, the Company completed the sale of Egypt for gross proceeds of $5.8 million. The pre-tax loss recognized in the nine months ended September 30, 2016 from the disposition of Egypt was $8.4 million and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Europe segment (based on the legal entity hierarchy). The disposal loss was calculated using the Company's cumulative translation adjustment as part of the carrying amount of the investment.

The disposal of the Company's Africa businesses is not considered a strategic shift that has or will have a major effect on the Company's operations and financial results; therefore, the results are presented as continued operations.
Restructuring activities
In the fourth quarter of 2015, the Company committed to a new strategic roadmap targeting growth and improvement in market positions, improvement to its overall cost position, growth through innovation, enhancement of organization capabilities, alignment of its organization structure and cultivation of a high-performance culture. This effort will be launched in a phased approach and is expected to continue over the next several years. For the three and nine months ended September 30, 2016, the Company incurred total costs of $23.4 million and $39.8 million, including $23.0 million and $35.3 million in North America, $0.1 million and $3.7 million in Europe and $0.3 million and $0.8 million in Latin America, respectively. These actions resulted in the elimination of approximately 310 positions globally. The Company anticipates these actions will result in savings of approximately $100 million annually beginning in 2018.
In July 2014, the Company announced that it was implementing a restructuring program. As of September 30, 2016, the program is substantially complete. The restructuring program generated approximately $27 million of savings in the first nine months of 2016, and is expected to generate ongoing annual savings of approximately $80 million to $100 million. For the three and nine months ended September 30, 2016, the Company incurred charges of $0.8 million and $10.6 million, respectively. For the three and nine months ended September 30, 2016, costs incurred were $0.1 million and $6.2 million in North America, $0.2 million and $2.0 million in Europe and $0.5 million and $2.4 million in Latin America, respectively. These actions resulted in the elimination of approximately 1,430 positions globally.
North America automotive ignition wire sale
As part of the November 2015 strategic roadmap, in the second quarter of 2016, the Company completed the disposal of its North American Automotive Ignition Wire business for total consideration of $70.7 million. The pre-tax gain recognized in the nine months ended September 30, 2016 from the disposition of the Automotive Ignition Wire business was $53.2 million. The gain is recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This disposal did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Events affecting Venezuelan Operations
In the third quarter of 2016, the Company completed the sale of its Venezuelan subsidiary for cash consideration of approximately $6 million. The pre-tax gain recognized in the three and nine months ended September 30, 2016 was $5.9 million, and is included in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the Europe segment (based on the legal structure).
Effective October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in the Venezuelan subsidiary using the cost method of accounting. Beginning in the fourth quarter of 2015, the Company's financial results only included U.S. dollar payments received from its Venezuelan subsidiary. Refer to Note 1 - Basis of Presentation and Principles of Consolidation for further details.
FCPA Matters
We have been reviewing, with the assistance of external counsel, our use and payment of agents in connection with, and certain other transactions involving, our operations in Angola, Thailand, India, China and Egypt (the “Subject Countries”). Our review has focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raise concerns under the FCPA and possibly under the laws of other jurisdictions. During 2015, we substantially completed our internal review in the Subject Countries and, based on our findings, we increased our outstanding FCPA-related accrual to $28 million in the year ended December 31, 2015.  We subsequently entered into and have continued to hold discussions with the SEC and DOJ regarding the terms of a potential resolution of the ongoing investigations. Based on these discussions, we now believe that the total amount required to resolve the investigation, including disgorgement of profits, pre-judgment interest, and potential fines and penalties is in the range of $33 million to approximately $120 million.  The existing accrual as of September 30, 2016 remains $33 million, which represents the low-end of the range and an increase of $5 million since December 31, 2015. The amount accrued and the additional range of reasonably possible loss reflect profits and pre-judgment interest that may be disgorged and DOJ fines or penalties that may be imposed, but do not include, and we are not able to reasonably estimate, the amount of any additional possible fines, civil penalties or other relief that may be sought with respect to the SEC FCPA investigation or the SEC accounting investigation described below, any or all of which could be substantial. The SEC and DOJ inquiries into these matters remain ongoing, and we continue to cooperate with the DOJ and the SEC with respect to these matters. At this time, we are unable to predict the nature or duration of any action that may be taken by the DOJ or SEC or any remedies these agencies may pursue as a result of such actions, in the event that we do not reach to a mutually agreeable resolution with the DOJ and SEC.
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

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 30, 2016		October 2, 2015		September 30, 2016		October 2, 2015
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$924.5	100.0%	$1,096.4	100.0%	$2,948.4	100.0%	$3,561.6	100.0%
Cost of sales	821.6	88.9%	981.1	89.5%	2,615.4	88.7%	3,194.1	89.7%
Gross profit	102.9	11.1%	115.3	10.5%	333.0	11.3%	367.5	10.3%
Selling, general and administrative expenses	86.1	9.3%	90.5	8.3%	238.0	8.1%	311.0	8.7%
Goodwill impairment charges	7.4	0.8%	—	—%	9.0	0.3%	3.2	0.1%
Intangible asset impairment charges	4.7	0.5%	—	—%	7.5	0.3%	1.7	—%
Operating income (loss)	4.7	0.5%	24.8	2.3%	78.5	2.7%	51.6	1.4%
Other income (expense)	(2.1)	(0.2)%	(28.9)	(2.6)%	4.7	0.2%	(61.9)	(1.7)%
Interest expense, net	(22.3)	(2.4)%	(22.5)	(2.1)%	(66.0)	(2.2)%	(72.0)	(2.0)%
Income (loss) before income taxes	(19.7)	(2.1)%	(26.6)	(2.4)%	17.2	0.6%	(82.3)	(2.3)%
Income tax (provision) benefit	5.7	0.6%	(5.3)	(0.5)%	(7.7)	(0.3)%	0.9	—%
Equity in net earnings of affiliated companies	0.3	—%	0.1	—%	0.7	—%	0.3	—%
Net income (loss) including noncontrolling interest	(13.7)	(1.5)%	(31.8)	(2.9)%	10.2	0.3%	(81.1)	(2.3)%
Less: net income (loss) attributable to noncontrolling interest	0.6	0.1%	(2.8)	(0.3)%	(0.6)	—%	(7.1)	(0.2)%
Net income (loss) attributable to Company common shareholders	$(14.3)	(1.5)%	$(29.0)	(2.6)%	$10.8	0.4%	$(74.0)	(2.1)%
Three Fiscal Months Ended September 30, 2016 Compared with Three Fiscal Months Ended October 2, 2015
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended October 2, 2015 have been adjusted to reflect the three months ended September 30, 2016 copper COMEX average price of $2.16 per pound (a $0.23 decrease compared to the same period in 2015) and the aluminum LME average price of $0.80 per pound (consistent with the same period in 2015).
See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Three Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Amount	%	Amount	%
North America	$496.1	54%	$571.9	52%
Europe	212.1	23%	231.0	21%
Latin America	158.0	17%	169.2	15%
Africa/Asia Pacific	58.3	6%	124.3	12%
Total net sales	$924.5	100%	$1,096.4	100%
Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above.

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Amount	%	Amount	%
North America	$496.1	54%	$559.8	52%
Europe	212.1	23%	227.1	21%
Latin America	158.0	17%	162.2	15%
Africa/Asia Pacific	58.3	6%	120.1	12%
Total metal-adjusted net sales	$924.5	100%	$1,069.2	100%
Metal adjustment	—		27.2
Total net sales	$924.5		$1,096.4
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Three Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Pounds	%	Pounds	%
North America	136.2	55%	138.9	53%
Europe	37.3	15%	36.4	14%
Latin America	57.8	23%	57.1	22%
Africa/Asia Pacific	16.7	7%	30.6	11%
Total metal pounds sold	248.0	100%	263.0	100%
Consolidated:
Net sales decreased $171.9 million, or 16%, in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net decrease is primarily attributable to:

•	Businesses sold as part of the restructuring and divestiture programs of $55.1 million

•	Unfavorable copper and aluminum price changes of $27.2 million

•	Unfavorable selling price and product mix of $76.1 million

•	Decreased volume of $10.1 million

•	Unfavorable foreign currency exchange rate changes on the translation of reported revenues of $3.4 million
Volume, as measured by metal pounds sold, decreased 15.0 million pounds, or 6%, in the three months ended September 30, 2016 compared to the three months ended October 2, 2015.
North America
Net sales in the North America segment decreased $75.8 million, or 13% in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net decrease is primarily attributable to:

•	Businesses sold as part of the restructuring program of $25.4 million

•	Unfavorable copper and aluminum price changes of $12.1 million

•	Unfavorable selling price and product mix of $34.4 million

•	Decreased volume of $4.3 million

•	Favorable foreign currency exchange rate changes on the translation of reported revenues of $0.4 million
Volume, as measured by metal pounds sold, decreased 2.7 million pounds, or 2%, in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The decrease was primarily attributable to unfavorable market demand for industrial and specialty products, particularly those used in oil and gas applications, partially offset by favorable market demand for the North American construction and electric utility distribution businesses.
Europe
Net sales in the Europe segment decreased $18.9 million, or 8% for the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net decrease is primarily attributable to:

•	Unfavorable copper and aluminum price changes of $3.9 million

•	Unfavorable product mix of $16.4 million

•	Increased volume of $1.4 million
Volume, as measured by metal pounds sold, increased by 0.9 million pounds, or 2%, for the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The increase in volume sold was primarily attributable to demand for electric utility cables including land-based turnkey and energy products in the three months ended September 30, 2016 compared to the three months ended October 2, 2015.
Latin America
Net sales in the Latin America segment decreased $11.2 million, or 7% for the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net decrease is primarily attributable to:

•	The sale of Venezuela of $2.2 million

•	Unfavorable copper and aluminum price changes of $7.0 million

•	Unfavorable selling price and product mix of $5.3 million

•	Increased volume of $2.7 million

•	Favorable foreign currency exchange rate changes on the translation of reported revenues of $0.6 million
Volume, as measured by metal pounds sold, remained relatively flat in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. Volume remains under pressure due to spending constraints on electric infrastructure and construction projects.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $66.0 million, or 53% in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net decrease is primarily attributable to:

•	Businesses sold as part of the divestiture program of $27.5 million

•	Unfavorable copper and aluminum price changes of $4.2 million

•	Unfavorable product mix of approximately $20.0 million

•	Decreased volume of $9.9 million

•	Unfavorable foreign currency exchange rate changes on the translation of reported revenues of $4.4 million
Volume, as measured by metal pounds sold, decreased by 13.9 million pounds, or 45%, in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The decrease in volume sold is primarily attributable to the sale of Thailand in the third quarter of 2015 and the sale of India in the first quarter of 2016.
Cost of Sales
Cost of sales decreased $159.5 million to $821.6 million in the three months ended September 30, 2016 from $981.1 million in the three months ended October 2, 2015. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost.
Gross Profit
Gross profit decreased $12.4 million for the three months ended September 30, 2016 as compared to the three months ended October 2, 2015. Gross profit as a percentage of sales was 11% for the three months ended September 30, 2016 and October 2, 2015.

SG&A Expenses
SG&A expenses decreased $4.4 million, or 5% for the three months ended September 30, 2016 as compared to the three months ended October 2, 2015. The net favorable impact to SG&A expense is primarily attributable to:

•	Favorable impact of the benefit of restructuring initiatives recognized in the three months ended September 30, 2016

•	Favorable impact due to the $5.9 million gain on the sale of Venezuela in the three months ended September 30, 2016

•	Favorable current year impact due to the deconsolidation of the Company's Venezuelan subsidiary resulting in a charge of $12.0 million in the three months ended October 2, 2015

•	Favorable current year impact due to businesses sold as part of the divestiture program of $3.3 million

•
Favorable current year impact due to the SG&A expenses incurred as part of the global restructuring program and other restructuring and divestiture costs of $6.9 million in the three months ended October 2, 2015

•	Unfavorable impact of the SG&A expenses incurred as part of the global restructuring plans and other divestiture costs of $21.3 million in the three months ended September 30, 2016

•	Favorable current year impact due to divestiture actions in the three months ended October 2, 2015

•	Unfavorable current year impact of the pre-tax gain recognized from the disposition of Thailand of $16.1 million in the three months ended October 2, 2015
SG&A expenses as a percentage of net sales was approximately 9% and 8% for the three months ended September 30, 2016 and October 2, 2015, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Amount	%	Amount	%
North America	$10.0	212%	$17.9	72%
Europe	10.8	230%	3.2	13%
Latin America	(7.1)	(151)%	(1.2)	(5)%
Africa/Asia Pacific	(9.0)	(191)%	4.9	20%
Total operating income (loss)	$4.7	100%	$24.8	100%
North America
The decrease in operating income for the North America segment is $7.9 million in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net decrease in operating income was primarily attributable to:

•	Unfavorable impact of the expenses incurred as part of the global restructuring plans of $23.1 million recognized in the three months ended September 30, 2016

•	Favorable impact of the benefit of restructuring initiatives recognized in the three months ended September 30, 2016

•	Favorable current year impact of the expenses incurred as part of the global restructuring plans of $2.3 million recognized in the three months ended October 2, 2015
Europe
The increase in operating income for the Europe segment is $7.6 million in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net increase in operating income was primarily attributable to:

•	Favorable impact of the benefit of restructuring initiatives recognized in the three months ended September 30, 2016

•	Favorable current year impact due to the deconsolidation of the Company's Venezuelan subsidiary resulting in a charge of $12.0 million in the three months ended October 2, 2015

•	Unfavorable current year impact of achieving certain milestones during the final installation stages in one of the Company's subsea power contracts in the three months ended October 2, 2015
Latin America
The increase in operating loss for the Latin America segment is $5.9 million in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net increase in operating loss was primarily attributable to:

•	Unfavorable results on the Brazil aerial transmission projects in the three months ended September 30, 2016.

Africa/Asia Pacific
The decrease in operating income (loss) for the Africa/Asia Pacific segment is $13.9 million in the three months ended September 30, 2016 compared to the three months ended October 2, 2015. The net decrease in operating income (loss) was primarily attributable to:

•	Unfavorable current year impact of the pre-tax gain recognized from the disposition of Thailand of $16.1 million in the three months ended October 2, 2015

•	Favorable current year impact of the $13.6 million long-lived asset impairment loss recognized in India in the three months ended October 2, 2015
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 30, 2016 and October 2, 2015, the Company recorded other expense of $2.1 million and $28.9 million, respectively. For the three months ended September 30, 2016, other expense was primarily attributable to $2.3 million related to foreign currency transaction losses and $0.2 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended October 2, 2015, other expense was primarily attributable to $32.3 million related to foreign currency transaction losses and $3.4 million related to gains on derivative instruments that were not designated as cash flow hedges.
Interest Expense
Net interest expense of $22.3 million for the three months ended September 30, 2016 remained relatively flat as compared to $22.5 million for the three months ended October 2, 2015.
Tax Provision
The Company’s effective tax rate for the three months ended September 30, 2016 and October 2, 2015 was 28.9% and (19.9)%, respectively. The effective tax rate for the three months ended September 30, 2016 was favorably impacted by the mix of earnings in foreign jurisdictions with statutory tax rates lower than the 35% U.S. federal statutory tax rate, and the recognition of no income tax expense on $5.9 million of pre-tax gain associated with the sale of the Venezuelan business. These favorable factors were partially offset by recognizing no tax benefit on $20.6 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The negative effective tax rate for the three months ended October 2, 2015 is primarily the result of recording income tax expense on the ordinary operational income of profitable jurisdictions while recording no income tax benefit on $34.3 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and no income tax benefit on a $12.0 million Venezuela deconsolidation charge. These negative effective tax rate drivers were partially offset by $11.5 million of tax benefits associated with the exiting of the business in India.
Nine Fiscal Months Ended September 30, 2016 Compared with Nine Fiscal Months Ended October 2, 2015
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the nine months ended October 2, 2015 have been adjusted to reflect the nine months ended September 30, 2016 copper COMEX average price of $2.13 per pound (a $0.48 decrease compared to the same period in 2015) and the aluminum LME average price of $0.79 per pound (a $0.13 decrease compared to the same period in 2015).
See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Net Sales Nine Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Amount	%	Amount	%
North America	$1,565.2	53%	$1,819.5	51%
Europe	663.5	23%	743.7	21%
Latin America	481.2	16%	563.3	16%
Africa/Asia Pacific	238.5	8%	435.1	12%
Total net sales	$2,948.4	100%	$3,561.6	100%
Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above.

	Metal-Adjusted Net Sales Nine Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Amount	%	Amount	%
North America	$1,565.2	53%	$1,700.9	52%
Europe	663.5	23%	706.0	21%
Latin America	481.2	16%	500.6	15%
Africa/Asia Pacific	238.5	8%	394.6	12%
Total metal-adjusted net sales	$2,948.4	100%	$3,302.1	100%
Metal adjustment	—		259.5
Total net sales	$2,948.4		$3,561.6
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Nine Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Pounds	%	Pounds	%
North America	415.5	53%	423.7	51%
Europe	116.3	15%	119.5	14%
Latin America	176.8	23%	182.2	22%
Africa/Asia Pacific	72.3	9%	106.8	13%
Total metal pounds sold	780.9	100%	832.2	100%
Consolidated
Net sales decreased $613.2 million, or 17%, in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net decrease is primarily attributable to:

•	Businesses sold as part of the restructuring and divestiture programs of $156.5 million

•	Unfavorable copper and aluminum price changes of $259.5 million

•	Unfavorable foreign currency exchange rate changes on the translation of reported revenues of $93.6 million

•	Unfavorable selling price and product mix of $79.7 million

•	Decreased volume of $23.9 million
Volume, as measured by metal pounds sold, decreased 51.3 million pounds, or 6%, in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015.

North America
Net sales in the North America segment decreased $254.3 million, or 14% in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net decrease is primarily attributable to:

•	Businesses sold as part of the restructuring program of $29.9 million

•	Unfavorable copper and aluminum price changes of $118.6 million

•	Unfavorable foreign currency exchange rate changes on the translation of reported revenues of $14.7 million

•	Unfavorable selling price and product mix of $78.4 million

•	Decreased volume of $12.7 million
Volume, as measured by metal pounds sold, decreased 8.2 million pounds, or 2%, in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The decrease was primarily attributable to unfavorable market demand for specialty products, particularly those used in oil and gas applications, coupled with weak market demand for electric utility distribution products in the nine months ended September 30, 2016, which benefited from a very strong first half of 2015. The decrease was partially offset by favorable market demand for the North American construction cable businesses.
Europe
Net sales in the Europe segment decreased $80.2 million, or 11% in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net decrease is primarily attributable to:

•	Unfavorable copper and aluminum price changes of $37.7 million

•	Unfavorable foreign currency exchange rate changes on the translation of reported revenues of $0.6 million

•	Unfavorable product mix of $36.9 million

•	Decreased volume of $5.0 million
Volume, as measured by metal pounds sold, decreased by 3.2 million pounds, or 3%, for the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The decrease in volume sold was primarily attributable to the exiting of certain businesses as a result of the Company's July 2014 restructuring program in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015.
Latin America
Net sales in the Latin America segment decreased $82.1 million, or 15% in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net decrease was primarily attributable to:

•	Sale of Venezuela of $5.6 million

•	Unfavorable copper and aluminum price changes of $62.7 million

•	Unfavorable foreign currency exchange rate changes on the translation of reported revenues of $37.4 million

•	Decreased volume of $2.3 million

•	Favorable selling price and product mix of $25.9 million
Volume, as measured by metal pounds sold, decreased by 5.4 million pounds, or 3%, in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The decrease in volume sold was primarily attributable to the deconsolidation of the Venezuelan subsidiary as of October 2, 2015 and end market demand pressure throughout the region due to ongoing difficult economic conditions and reduced government spending.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $196.6 million, or 45% in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net decrease is primarily attributable to:

•	Businesses sold as part of the divestiture program of $121.0 million

•	Unfavorable copper and aluminum price changes of $40.5 million

•	Unfavorable foreign currency exchange rate changes on the translation of reported revenues of $40.9 million

•	Decreased volume of $3.9 million

•	Favorable product mix of approximately $9.7 million
Volume, as measured by metal pounds sold, decreased by 34.5 million pounds, or 32%, in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The decrease in volume sold is primarily attributable to the sale of the Company's Thailand and India businesses in the third quarter of 2015 and first quarter of 2016 respectively.

Cost of Sales
Cost of sales decreased $578.7 million to $2,615.4 million in the nine months ended September 30, 2016 from $3,194.1 million in the nine months ended October 2, 2015. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost.
Gross Profit
Gross profit decreased $34.5 million for the nine months ended September 30, 2016 as compared to the nine months ended October 2, 2015. Gross profit as a percentage of sales was 11% and 10% for the nine months ended September 30, 2016 and October 2, 2015, respectively.
SG&A Expenses
SG&A expenses decreased $73.0 million, or 23% for the nine months ended September 30, 2016 as compared to the nine months ended October 2, 2015. The net favorable impact to SG&A expense is primarily attributable to:

•	Favorable impact of the $53.2 million pre-tax gain on the disposition of the North American Automotive Ignition Wire business recognized in the nine months ended September 30, 2016

•	Favorable impact of the benefit of restructuring initiatives in the nine months ended September 30, 2016

•	Favorable impact due to the $5.9 million gain on the sale of Venezuela in the nine months ended September 30, 2016

•	Favorable foreign currency exchange gain of $8.0 million in the nine months ended September 30, 2016

•	Favorable current year impact due to businesses sold as part of the divestiture program of $12.7 million

•	Favorable current year impact due to the deconsolidation of the Company's Venezuelan subsidiary resulting in a charge of $12.0 million in the nine months ended October 2, 2015

•	Favorable current year impact of the SG&A expenses incurred as part of the global restructuring plans of $24.6 million in the nine months ended October 2, 2015

•	Favorable current year impact due to divestiture actions in the nine months ended October 2, 2015

•	Unfavorable impact of the $14.4 million pre-tax loss from the disposition of Zambia in the nine months ended September 30, 2016

•	Unfavorable impact of the $8.4 million pre-tax loss from the disposition of Egypt in the nine months ended September 30, 2016

•	Unfavorable impact of the SG&A expenses incurred as part of the global restructuring plans of $34.2 million in the nine months ended September 30, 2016

•	Unfavorable current year impact of the pre-tax gain recognized from the disposition of Thailand of $16.1 million in the nine months ended October 2, 2015
SG&A expenses as a percentage of net sales was approximately 8% and 9% for the nine months ended September 30, 2016 and October 2, 2015, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Nine Fiscal Months Ended
	September 30, 2016		October 2, 2015
	Amount	%	Amount	%
North America	$101.5	129%	$78.4	152%
Europe	17.0	22%	7.9	15%
Latin America	(10.4)	(13)%	(19.6)	(38)%
Africa/Asia Pacific	(29.6)	(38)%	(15.1)	(29)%
Total operating income (loss)	$78.5	100%	$51.6	100%

North America
The increase in operating income for the North America segment was $23.1 million in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net increase in operating income was primarily attributable to:

•	Favorable impact of the $53.2 million pre-tax gain on the disposition of the North American Automotive Ignition Wire business recognized in the nine months ended September 30, 2016

•	Favorable impact of the benefit of restructuring initiatives in the nine months ended September 30, 2016

•	Favorable current year impact of restructuring costs of $9.9 million recognized in the nine months ended October 2, 2015

•	Unfavorable impact of restructuring costs of $41.5 million recognized in the nine months ended September 30, 2016

•	Unfavorable impact of decreased demand as noted above

•	Unfavorable impact of the additional accrual related to the FCPA investigation of $5.0 million recognized in the nine months ended September 30, 2016
Europe
The increase in operating income for the Europe segment was $9.1 million in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net increase in operating income was primarily attributable to:

•	Favorable impact of the benefit of restructuring initiatives in the nine months ended September 30, 2016

•	Favorable current year impact of restructuring costs of $21.5 million in the nine months ended October 2, 2015

•	Favorable current year impact due to the deconsolidation of the Company's Venezuelan subsidiary resulting in a charge of $12.0 million in the nine months ended October 2, 2015

•	Unfavorable impact of the $8.4 million pre-tax loss from the disposition of Egypt in the nine months ended September 30, 2016

•	Unfavorable impact of restructuring costs of $5.7 million in the nine months ended September 30, 2016

•	Unfavorable impact of lower subsea project activity in the nine months ended September 30, 2016 compared the nine months ended October 2, 2015
Latin America
The decrease in operating loss for the Latin America segment was $9.2 million in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net decrease in operating loss was primarily attributable to:

•	Favorable impact of the benefit of restructuring initiatives in the nine months ended September 30, 2016

•
Favorable current year impact due to the deconsolidation of its Venezuelan subsidiary effective October 2, 2015, that resulted in a $3.7 million operating loss in the nine months ended October 2, 2015.

Asia Pacific
The increase in operating loss for the Africa/Asia Pacific segment was $14.5 million in the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. The net increase in operating loss was primarily attributable to:

•	Unfavorable impact of the $14.4 million pre-tax loss from the disposition of Zambia in the nine months ended September 30, 2016

•	Unfavorable current year impact of the pre-tax gain recognized from the disposition of Thailand of $16.1 million in the nine months ended October 2, 2015

•	Favorable current year impact of the $13.6 million long-lived asset impairment loss recognized in India in the nine months ended October 2, 2015
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the nine months ended September 30, 2016 and October 2, 2015, the Company recorded other income of $4.7 million and other expense of $61.9 million, respectively. For the nine months ended September 30, 2016, other income was primarily attributable to $0.9 million related to foreign currency transaction gains and $3.8 million related to gains on derivative instruments that were not designated as cash flow hedges. For the nine months ended October 2, 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet which resulted in an expense of $22.9 million, $39.7 million related to other foreign currency transaction losses and $0.7 million related to gains on derivative instruments that were not designated as cash flow hedges.

Refer to Note 1 - Basis of Presentation and Principles of Consolidation for more information regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased to $66.0 million for the nine months ended September 30, 2016 from $72.0 million for the nine months ended October 2, 2015 primarily due to cash proceeds from divestitures which were utilized to pay down debt and the efficient management of working capital in the nine months ended September 30, 2016 as well as the incremental interest expense on the Company's Senior Floating Rate Notes recognized in the nine months ended October 2, 2015.
Tax Provision
The Company’s effective tax rate for the nine months ended September 30, 2016 and October 2, 2015 was 44.8% and 1.1%, respectively. The effective tax rate on the Company’s pre-tax income for the nine months ended September 30, 2016 was favorably impacted by the use of U.S. capital losses for which no tax benefit was previously recognized. This resulted in the recognition of only $2.4 million of income tax expense on $53.2 million of pre-tax gain associated with the sale of the North American Automotive Ignition Wire business. This favorable factor was largely offset by recognizing no tax benefit on $44.2 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
The relatively low effective tax rate on the Company’s pre-tax loss for the nine months ended October 2, 2015 was primarily due to no tax benefit being available for the $22.9 million currency devaluation loss and foreign currency loss in Venezuela, no tax benefit being recognized on $95.0 million of operational losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, and no tax benefit being recognized on the $12.0 million Venezuelan deconsolidation loss. These unfavorable factors were partially offset by $5.4 million of tax benefits associated with the net release of uncertain tax position reserves, $4.3 million of tax benefits associated with valuation allowance releases, and $11.5 million of tax benefits associated with tax deductions connected to the exiting of the business in India.

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
The Company's short term borrowings vary by period based on the Company's working capital requirements which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At September 30, 2016, current assets exceeded current liabilities by $843.5 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes its sources of liquidity will be sufficient to enable it to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, and interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $446.3 million of excess availability under its various credit facilities around the world.
The Company's North American and principal European operations generally borrow and repay under its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several European financial institutions to address working capital requirements in the business. At September 30, 2016, the arrangements had a maximum availability limit of the equivalent of approximately $167.7 million. The Company utilized $151.8 million as of September 30, 2016. The Company's Latin America and Africa/Asia Pacific operations utilize various short term credit facilities for working capital purposes.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of September 30, 2016 and December 31, 2015, approximately 98% and 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries, respectively. If these funds are needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes and the recognition of U.S. taxable income. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Company's Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs of the Company's North American and European operations.
Subsequent to September 30, 2016, the Minority Shareholders elected to exercise the Put Option to sell their entire 40% interest in Procables to the Company. The Put Option will be paid by the Company based on the final per share purchase price, and is expected to be approximately $18 million.
Summary of Cash Flows
Operating cash inflow of $65.9 million for the nine months ended September 30, 2016 reflects a net working capital source of $5.8 million as compared to a net working capital source of $40.8 million in the nine months ended October 2, 2015. The net working capital source in the nine months ended September 30, 2016 is primarily due to a decrease in inventories of $58.5 million as the Company has continued to tightly manage inventory levels partially offset by an increase in receivables of $29.1 million due to the elevated amount of sales that occurred in the months prior to September 30, 2016, particularly in September, as compared to December 31, 2015 where sales declined over the final months of the year as well as a decrease in accounts payables, accrued and other liabilities of $24.0 million due to management of inventory levels and decreased working capital needs. In addition, the operating cash inflow of $65.9 million for the nine months ended September 30, 2016 reflects a source of $60.1 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, Venezuela deconsolidation charge, non-cash interest charges, (gain) loss on disposal of subsidiaries and losses on disposal of property.
The cash inflow from investing activities was $27.8 million in the nine fiscal months ended September 30, 2016, primarily reflecting $80.0 million of proceeds from the disposal of subsidiaries, partially offset by $53.5 million of capital expenditures. The Company anticipates capital spending to be approximately $90 million to $110 million in 2016.
Financing activities resulted in $89.0 million and $203.4 million of cash outflows in the nine months ended September 30, 2016 and October 2, 2015, respectively. In the nine months ended October 2, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility. During the nine months ended September 30, 2016 and October 2, 2015, the Company paid dividends in total of approximately $26.7 million and $26.5 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the Subordinated Convertible Notes and 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company’s outstanding debt obligations were $993.0 million as of September 30, 2016 and the Company maintained approximately $446.3 million of excess availability under its various credit facilities around the world. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, debt repayments and interest payments as well as discretionary investments in internal product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of September 30, 2016, the availability under the Revolving Credit Facility is greater than $100 million.
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
As of September 30, 2016 and December 31, 2015, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2015 were underfunded by $121.0 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended September 30, 2016 was $9.3 million and cash contributions were approximately $3.9 million.
The Company anticipates being able to meet its obligations as they come due based on historical operating and financing experience and the expected availability of funds under its current credit facilities. At September 30, 2016, maturities of long-term debt during the twelve month periods beginning September 30, 2016 through October 1, 2021 and thereafter are $96.1 million, $112.5 million, $10.8 million, $0.8 million and $1.6 million, respectively, and $771.2 million thereafter.
Off Balance Sheet Assets and Obligations
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 30, 2016, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 30, 2016 through October 1, 2021 and thereafter are $17.9 million, $11.3 million, $8.0 million, $6.2 million and $5.1 million, respectively, and $12.7 million thereafter.
As of September 30, 2016, the Company had $22.3 million in letters of credit, $223.8 million in various performance bonds and $77.0 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $2.4 million and $1.8 million for the nine months ended September 30, 2016 and October 2, 2015, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $4.6 million and $3.6 million at September 30, 2016, and at December 31, 2015, respectively, for all environmental liabilities. Environmental matters are further described in Note 18 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited annual consolidated financial statements in the Company's 2015 Annual Report on Form 10-K. In the nine months ended September 30, 2016, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, significant estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
As of September 30, 2016 and December 31, 2015, there were no derivatives that were designated as cash flow hedges.
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
In connection with the preparation of this Quarterly Report on Form 10-Q an evaluation was performed, as of September 30, 2016, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended September 30, 2016 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2015 Annual Report on Form 10-K, except as discussed in Note 18 - Commitments and Contingencies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the Company during the quarter ended September 30, 2016:

Period	Total number of shares purchased (1), (2)	Average price paid per share
July 2, 2016 through July 29, 2016	153	$13.20
July 30, 2016 through August 26, 2016	297	$15.05
August 27, 2016 through September 30, 2016	2,354	$15.11
Total	2,804	$15.00
(1) Includes 1,879 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $15.08 during the three months ended September 30, 2016.
(2) Includes 925 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $14.85 in the three months ended September 30, 2016. A Rabbi Trust has been established in connection with the Deferred Compensation Plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	November 3, 2016	By:	/s/ ROBERT C. KREIDLER
Robert C. Kreidler
Interim Principal Financial Officer

Signed:	November 3, 2016	By:	/s/ LEONARD R. TEXTER
Leonard R. Texter
Senior Vice President of Finance, Principal
Accounting Officer and Global Controller

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Commission on May 14, 2010)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)
10.1+	CFO Consulting Agreement, dated as of August 3, 2016, by and between the Company and Kreidler Advisory Services LLC
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+    Indicates a management contract or compensatory plan.