Form 10-K
period 2016-12-31
GENERAL CABLE CORP /DE/
filed 2017-02-24
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $625.3 million at July 1, 2016 (based upon non-affiliate holdings of 48,396,636 shares and a market price of $12.92 per share).
As of February 15, 2017 there were 49,571,334 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement for the registrant’s Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General Cable Corporation ("the Company") is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company's guiding principles are as follows:

•
Executing the implementation of the Company's strategy to deliver increased operating income margins and returns from the Company's core strategic operations in North America, Latin America and Europe by leveraging economies of scale and capitalizing on the Company's leading positions across key markets where the Company has built long-standing customer relationships, efficient supply chains and a wide range of product offerings;

•	Simplifying the geographic portfolio and reducing operational complexity by continuing its strategy to exit operations in Africa and Asia Pacific;

•	Aligning organization structure to capitalize on the Company's leading market positions to benefit from key end markets, such as electric utility, industrial and communications;

•	Strengthening and expanding customer relationships by providing high quality product lines and customer service;

•
Continuing to increase cash flow through operational excellence by leveraging the Company's operating systems, logistical expertise, Lean Six Sigma manufacturing tools and techniques to improve the Company's cost position to increase margins and delivering improved returns through restructuring initiatives;

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
By operating under these guiding principles, the Company has been able to build a strong market position in the areas in which it competes. These guiding principles are the foundation of the Company's strategic roadmap developed in 2015 that focuses on optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2016, the Company achieved significant progress in the execution of the strategic roadmap designed to transform the Company into a more focused, efficient and innovative organization.
The Company considers its key performance indicators to be volume, as measured in metal pounds sold, operating income, net income, adjusted operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA"), earnings per share, operating cash flows, cash conversion, working capital efficiency and returns on capital employed and invested capital.
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
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products primarily in the United States and Canada. The North America segment contributed approximately 53%, 51% and 43% of the Company’s consolidated revenues for 2016, 2015 and 2014, respectively.

The North America segment primarily consists of 17 manufacturing facilities across the region. In 2016, the Company has continued to execute its restructuring programs in North America, including the closure and/or sale of three manufacturing facilities.
Additionally, the North America segment has regional centers of excellence and state-of-the-art laboratories for technical expertise and innovation in material technology and compounding, electrical testing, data cables, and specialty and military cables.
Europe
The Europe segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets with operations in France, Germany, Norway, Portugal and Spain, and sells into markets throughout Europe, Latin America, Africa, Asia and North America. Additionally, the Europe segment engages in the design, integration, and installation on a turn-key basis of products such as high and extra-high voltage terrestrial and submarine power and communication systems around the world. The Europe segment contributed approximately 23%, 21% and 22% of the Company’s consolidated revenues for 2016, 2015 and 2014, respectively.
The Europe segment primarily consists of 6 manufacturing facilities across the region. In 2016, the Company has continued to execute its restructuring programs in Europe. The Europe segment has regional centers of excellence and state-of-the-art laboratories for high and extra-high voltage power cables and systems, submarine power and communications systems, and halogen-free flame retardant technology and compounding.
Latin America
The Latin America segment engages in the development, design, manufacture, marketing and distribution of copper and aluminum wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The principal Latin America operations are located in Brazil, Chile, Colombia, Costa Rica and Mexico. The Latin America segment contributed approximately 17%, 16% and 19% of the Company’s consolidated revenues in 2016, 2015 and 2014, respectively.
The Latin America segment primarily consists of 6 manufacturing facilities across the region. In 2016, the Company has continued to execute its restructuring programs in Latin America, including the closure of two manufacturing facilities. The Latin America segment has regional centers of excellence and state-of-the-art laboratories for rod fabrication and drawing.
Africa/Asia Pacific
The Africa/Asia Pacific segment engages in the development, design, manufacture, marketing and distribution of copper and aluminum wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The Africa/Asia Pacific manufacturing operations are primarily located in Algeria, Angola, China and New Zealand. The Africa/Asia Pacific segment contributed approximately 7%, 12% and 16% of the Company’s consolidated revenues in 2016, 2015 and 2014, respectively.
The Africa/Asia Pacific segment primarily consists of 4 manufacturing facilities across the region. In October 2014, the Company announced the intent to divest all of its operations in Asia Pacific and Africa. As part of the October 2014 announcement, the Company completed the following as of December 31, 2016:

Entity	Sale / Closure	Sale / Closure Date
General Cable Phoenix South Africa Pty. Ltd. (" South Africa - Durban")	Closure	Fourth Quarter 2016
National Cables (Pty) Ltd. ("South Africa - National Cables")	Closure	Fourth Quarter 2016
Metal Fabricators of Zambia PLC ("Zambia") - 75.39% interest	Sale	Third Quarter 2016
General Cable S.A.E. ("Egypt")	Sale	Second Quarter 2016
General Cable Energy India Private Ltd. ("India")	Sale	First Quarter 2016
Phelps Dodge International Thailand ("Thailand") - 75.47% interest	Sale	Third Quarter 2015
Dominion Wire and Cables ("Fiji") - 51% interest	Sale	First Quarter 2015
Keystone Electric Wire and Cable ("Keystone") - 20% interest	Sale	First Quarter 2015
Phelps Dodge International Philippines, Inc. ("PDP") - 60% interest	Sale	Fourth Quarter 2014
Phelps Dodge Philippines Energy Products Corp (“PDEP”)	Sale	Fourth Quarter 2014

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
 - shipboard cables
 - oil and gas cables
 - armored mining cables
 - alternative energy power generation cables

 - power generating stations; solar, nuclear and wind applications
 - industrial applications; marine, mining, oil and gas, transit, machine builders and entertainment
 - automotive
 - military
 - infrastructure
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
Raw Materials
The principal raw materials used by the Company in the manufacturing of its wire and cable products are copper and aluminum. The Company's products are material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product costs for the year ended December 31, 2016. The average price of copper and aluminum as traded on the London Metal Exchange (“LME”) and Commodity Exchange, Inc ("COMEX") per quarter for the last three years is:

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Copper Cathode
2016	$2.11	$2.13	$2.16	$2.39	$2.20
2015	2.66	2.77	2.40	2.20	2.51
2014	3.24	3.10	3.16	2.98	3.12
Aluminum
2016	0.77	0.79	0.80	0.85	0.80
2015	1.04	0.92	0.80	0.76	0.88
2014	0.97	1.00	1.11	1.12	1.05
The price of copper and aluminum as traded on the LME and COMEX has historically been subject to considerable volatility. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented.
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2016, if there were a 10% increase in copper and aluminum costs, then our cost of sales would have increased approximately $155 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
The Company purchases copper and aluminum from various global sources, generally through annual supply agreements. These agreements do not contractually obligate the Company to purchase products exclusively, or require the Company to purchase products for a significant period of time. Copper and aluminum raw material supply is available from many sources and supply is generally expected to remain adequate for the Company's requirements, however, unanticipated problems with the Company's copper or aluminum rod suppliers could negatively affect the Company's business. The Company has centralized purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In 2016, the Company's largest North American supplier of copper accounted for approximately

70% of its total copper purchases while the largest supplier of aluminum accounted for approximately 50% of its total aluminum purchases. In Latin America, the Company’s largest supplier of copper accounted for approximately 75%  of its total copper purchases while the largest supplier of aluminum accounted for approximately 50% of its total aluminum purchases.  In Europe, the Company's largest supplier of copper accounted for approximately 50% of its total copper purchases while the largest supplier of aluminum accounted for approximately 40% of its total aluminum purchases.
Other raw materials utilized by the Company include nylon, polyethylene resin and compounds and plasticizers, fluoropolymer compounds, optical fiber and a variety of filling, binding and sheathing materials. The Company believes that all of these materials are available in sufficient quantities through purchases in the open market.
Foreign Currency
The Company's results are directly influenced by fluctuations in foreign currency exchange rates. Uncertainty in the global market conditions has resulted in significant volatility in foreign currency exchange rates. This volatility results in gains / losses on transactions whose terms are denominated in a currency other than the entity's functional currency and the Company's consolidated results are influenced by the translation of the international units' results to U.S. dollars. To help reduce this volatility, the Company enters into foreign currency exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies.
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
Although in the aggregate these patents are of considerable importance to the manufacturing and marketing of many of the Company's products, the Company does not consider any single patent to be material to its business as a whole. Trademarks and trade names, which are important to the Company, are Phelps Dodge International Corporation®, PDIC global symbols, General Cable®, Anaconda® Brand, Carol® Brand, GenSPEED® Brand, NextGen® Brand, NSW® Brand, NUAL® Brand, Prestolite Wire® Brand, Silec® Brand, STABILOY® Brand and the Company's triad symbol. The Company believes that products bearing these trademarks have achieved significant brand recognition within the industry.
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
Advertising Expense
Advertising expense consists of expenses to promote the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $7.9 million, $10.4 million and $14.2 million in 2016, 2015 and 2014, respectively.

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
Employees
At December 31, 2016, General Cable employed approximately 10,000 employees worldwide. Approximately 35% of our employees were covered by collective bargaining agreements, of which approximately 40% are subject to agreements that expire within one year from December 31, 2016. The Company believes it will successfully renegotiate these contracts as they come due. Generally, labor agreements are negotiated on an annual or bi-annual basis. The Company believes that its relations with its employees are generally good.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report on Form 10-K") including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control.
These factors, risks and uncertainties include, but are not limited to, the following: (1) general economic conditions, particularly those in the construction, energy and information technology sectors; (2) the volatility in the price of raw materials, particularly copper and aluminum; (3) impairment charges with respect to our long-lived assets; (4) our ability to execute our plan to exit all of our Asia Pacific and African operations; (5) our ability to achieve all of our anticipated cost savings associated with our previously announced global restructuring plan; (6) our ability to invest in product development, to improve the design and performance of our products; (7) economic, political and other risks of maintaining facilities and selling products in foreign countries; (8) domestic and local country price competition; (9) our ability to successfully integrate and identify acquisitions; (10) the impact of technology; (11) our ability to maintain relationships with our distributors and retailers; (12) the changes in tax rates and exposure to new tax laws; (13) our ability to adapt to current and changing industry standards; (14) our ability to execute large customer contracts; (15) our ability to maintain relationships with key suppliers; (16) the impact of fluctuations in foreign currency rates; (17) compliance with foreign and U.S. laws and regulations, including the Foreign Corrupt Practices Act; (18) our ability to negotiate extensions of labor agreements; (19) our ability to continue our uncommitted accounts payable confirming arrangements; (20) our exposure to counterparty risk in our hedging arrangements; (21) our ability to achieve target returns on investments in our defined benefit plans; (22) possible future environmental liabilities and asbestos litigation; (23) our ability to attract and retain key employees; (24) our ability to make payments on our indebtedness; (25) our ability to comply with covenants in our existing or future financing agreements; (26) lowering of one or more of our debt ratings; (27) our ability to maintain adequate liquidity; (28) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (29) the trading price of our common stock; and (30) and other material factors described in Item 1A - Risk Factors and elsewhere in this 2016 Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").
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

Available Information
The Company’s principal executive offices are located at 4 Tesseneer Drive, Highland Heights, Kentucky 41076-9753 and its telephone number is (859) 572-8000. The Company’s internet address is www.generalcable.com. General Cable’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge at www.generalcable.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, the Company will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Investor Relations, General Cable Corporation, 4 Tesseneer Drive, Highland Heights, KY 41076-9753.
The information on the website listed above is not and should not be considered part of this 2016 Annual Report on Form 10-K and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable as of February 15, 2017.

Name	Age	Position
Michael T. McDonnell	59	President and Chief Executive Officer
Matti M. Masanovich	45	Senior Vice President and Chief Financial Officer
Juan E. Picon	47	Senior Vice President, President and Chief Executive Officer, General Cable North America
Juan B. Mogollon	56	Senior Vice President General Cable Latin America
Roberto A. Sacasa	41	Senior Vice President and Chief Compliance Officer
Emerson C. Moser	40	Senior Vice President, General Counsel and Corporate Secretary
Leah S. Stark	40	Senior Vice President and Chief Human Resources Officer
Mr. McDonnell has been President and Chief Executive Officer of General Cable Corporation since July 2015. He is also a member of the Board of Directors. Mr. McDonnell has more than 25 years of experience in management and executive roles. Most recently, Mr. McDonnell was Chairman, President and Chief Executive Officer of TPC Group, a leading processor and producer of value-add products derived from petrochemicals that are sold into a wide range of performance, specialty and intermediate markets. Prior to joining TPC Group, Mr. McDonnell served as President and Chief Executive Officer of Pregis Corporation from 2006 to 2011, a leading global specialty packaging and hospital supply products company. From 2002 to 2006, Mr. McDonnell was Group Vice President, Environmental Technologies of Engelhard Corporation; and from 1998 to 2002, he was Vice President of a chemicals division for Cytec Industries, Inc. Early in his career, Mr. McDonnell held management roles with increasing levels of responsibility at Henkel Corporation and DuPont.
Mr. Masanovich has been Senior Vice President and Chief Financial Officer since November 2016. Mr. Masanovich has over 20 years of finance, accounting and operations experience across large, international manufacturing companies. Prior to joining General Cable, Mr. Masanovich served as Vice President, Finance and Corporate Controller of International Automotive Components Group North America, LLC, a privately held global automotive interior, exterior and systems components supplier. From 2011 to 2016, Mr. Masanovich was employed by Delphi Automotive PLC, a publicly held global vehicle components manufacturer and provider of electrical and electronic, powertrain and safety technology solutions to the global automotive and commercial vehicle markets, where he served as Vice President, Finance, Packard Electrical and Electronic Architecture Division from 2013 to 2016 and as Vice President and Chief Audit Executive from 2011 to 2013. From 2010 to 2011, Mr. Masanovich was Senior Vice President, Controller and Chief Accounting Officer at Pro-Build Holdings, Inc., a privately held supplier of lumber and building materials to professional builders and contractors in the United States. Prior to 2010, Mr. Masanovich served in various executive accounting positions with both public and private companies. Mr. Masanovich began his career in public accounting at Coopers & Lybrand (from 1994 to 1997) and PricewaterhouseCoopers LLP (from 1997 to 2001).
Mr. Picon has been Senior Vice President, President and Chief Executive Officer, General Cable North America since January 2017. From 1998 to 2016, prior to joining General Cable, Mr. Picon was employed at Honeywell International, Inc., a publicly held technology and manufacturing company, serving customers worldwide with aerospace products and services, turbochargers, control, sensing and security technologies for buildings, homes and industry, specialty chemicals, electronic and advanced materials, process technology for refining and petrochemicals, and energy efficient products and solutions for homes, business and transportation, where he served in a number of executive and senior management roles in their Automation & Control Solutions, Aerospace and Transportation Systems businesses within the U.S., Mexico and Switzerland. Mr. Picon's most recent position at Honeywell was Vice President & General Manager for Honeywell's Americas Environmental & Energy Solutions ACS business.

Mr. Mogollon has been Senior Vice President of General Cable Latin America since August 2016. Mr. Mogollon has more than 25 years of experience across multiple industry segments in mature and emerging markets. Prior to joining General Cable, from 2012 to 2016, Mr. Mogollon served as President of the Growth Markets business at Tyco International, a publicly held global provider of security products and services, fire detection and suppression products and services and life safety products. From 2010 to 2012, Mr. Mogollon was Vice President of Global Operations at Tyco Security Services, a global provider of security equipment and services. Prior to 2010, Mr. Mogollon served in various global leadership positions at United Technology Corporation and General Electric.
Mr. Sacasa has been Senior Vice President and Chief Compliance Officer since August 2016, and has been with General Cable since March 2015. Mr. Sacasa has more than 17 years of experience conducting investigations and providing forensic accounting and auditing services in both the public and private sectors. Prior to joining General Cable, from 2004 to 2012 and again from 2014 to 2015, Mr. Sacasa held various roles of increasing responsibility with PricewaterhouseCoopers, a multinational professional services network, ultimately culminating as a Director in the Forensic Services practice. From 2012 to 2014, Mr. Sacasa led the Forensic Audit team at PPG Industries, Inc. a publicly held global supplier of paints, coatings, optical products, specialty materials, and fiber glass.   Prior to joining PricewaterhouseCoopers, Mr. Sacasa served as an Officer in the U.S. Coast Guard and as a Senior Financial Investigator with the Florida Office of Financial Regulation.
Mr. Moser has been Senior Vice President, General Counsel and Corporate Secretary since January 2015. Mr. Moser joined General Cable in September 2008 as Assistant General Counsel and Assistant Corporate Secretary. He subsequently was promoted to Vice President in March 2013 and served as the interim General Counsel from July 2014 through his current appointment. Before joining General Cable, Mr. Moser was in private practice with the law firm, Dinsmore & Shohl LLP, and then served as Assistant General Counsel of NIBCO, INC., an international manufacturer of flow control products for use in industrial, commercial and residential construction markets.
Ms. Stark has been Senior Vice President and the Chief Human Resources Officer since July 2016. Ms. Stark has extensive and progressive human resources experience across multiple industries and geographies. Prior to joining General Cable, from 2006 to 2016, Ms. Stark held various human resources leadership roles of increasing responsibility in M&A, talent, and human resources business partnership at Whirlpool Corporation, a publicly held global manufacturer of major home appliances, and most recently served as the Human Resources leader for Greater China, KitchenAid’s global business, and global functions.  Prior to 2006, Ms. Stark served in various human resources and labor relations positions at Schneider National and General Mills, Inc., a publicly held global manufacturer and marketer of branded consumer foods sold through retail stores and a leading supplier of branded and unbranded food products to the North American foodservice and commercial baking industries.
ITEM 1A. RISK FACTORS
We are subject to a number of risks listed below, which could have a material adverse effect on our financial condition, results of operations and the value of our securities.
Certain statements in the 2016 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

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

As of December 31, 2016, property, plant and equipment, goodwill and other intangible assets account for approximately $569.6 million, or 25% of our total assets. In accordance with generally accepted accounting principles, we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets.
Future impairment charges as a result of our restructuring and divestiture programs or otherwise could significantly affect our results of operations in the period recognized.

•	We may not be able to execute our plan to exit all of our Asia Pacific and African operations.
In October 2014, we announced our plan to divest all of our Asia Pacific and African operations as described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. Our goal is to simplify our global portfolio and reduce operational complexity by focusing on core strategic operations in North America, Latin America and Europe. We may not be able to offset the dilutive impacts from the loss of revenue or operating profit associated with divested manufacturing units. In addition, we may not be able to obtain favorable selling prices of the Asia Pacific and African manufacturing units. Our plan to exit all of the Asia Pacific and African manufacturing units will take time and will involve costs and management effort to market and negotiate the sale of each of the remaining manufacturing units as well as negotiate employee separation packages, consolidate operations of certain of our facilities and make investments necessary to operate our business with a smaller number of facilities. We may not be successful in these efforts. Our failure to achieve favorable selling prices could have a material adverse effect on our results of operations and liquidity in future periods.

•	We may not be able to achieve all of our anticipated cost savings associated with our global restructuring plans.
In the fourth quarter of 2015, the Company committed to a strategic roadmap targeting growth and improvement in market positions, developing leading cost and efficiency positions, enhancement of organizational capabilities, alignment of its organization structure and cultivation of a high-performance culture. Although we have identified key initiatives, the program will take time and management effort to execute and implement changes. These efforts have been and will continue to be launched in a phased approach and are expected to continue for several years.
In addition, in July 2014, we announced a comprehensive restructuring program which is substantially complete as of December 31, 2016. The Company also implemented initiatives to reduce selling, general and administrative ("SG&A") expenses globally.
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
During the year ended December 31, 2016, approximately 47% of our sales and approximately 58% of our assets were in markets outside of North America. Our operations outside of North America reported operating cash inflows of approximately $83.4 million during this period. Some of our facilities, in particular, certain locations such as Algeria and Angola, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, natural disasters, adverse foreign tax laws and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Over time, we may expand our foreign operations, which would serve to exacerbate these risks and their potential effect on our business, financial position and results of operations. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation, changes in functional currency or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

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
We are subject to income tax in the United States and in various other global jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. Our effective tax rate could also be adversely affected by changes in tax laws. For example, certain versions of recent U.S. tax reform proposals could, if enacted, significantly impact the taxation of U.S. based multinationals and could have a material impact on our tax expense and cash flows. Proposed import tariffs and/or border adjustment proposals could impact tax expense and cash flow, as well as sourcing and supply chain strategies. In addition, we are subject to audits in various jurisdictions. Although we believe that our tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates and as a result of these estimates there could be material adjustments. As a result of ongoing or possible future tax audits, we may be required to pay additional taxes and/or penalties as a result of such tax audits, which could have a potential negative impact on our future financial results, cash flows and financial position.

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
In addition, changes in the legislative environment could affect the growth and other aspects of important markets served by us. The wire and cable industry growth has been partially driven by energy related legislation, including alternative and renewable energy sources, investment incentives for utilities and government infrastructure spending. We cannot predict the impact of legislative efforts or changes in laws or industry standards on our future financial results, cash flows or financial position.

•	Failure to properly execute large customer projects may negatively impact our ability to obtain similar contracts in the future and may result in material financial penalties.
In recent years, primarily in Europe, we have been awarded large turn-key projects for specific customers. These projects involve numerous challenges associated with large long-term contracts and the contracts related to these projects generally include material financial penalties for non-performance on our part. We actively seek to increase our market share through successful execution of contracts for medium-voltage infield array projects and high-voltage export projects as well as underground terrestrial and submarine high-voltage projects. In addition, the terrestrial and submarine transmission cable markets in Europe, which are being driven by large investments in grid interconnections and alternative energy such as offshore wind power, represent an attractive long-term opportunity for us. The successful execution of large turn-key projects is important to our long-term success in this market.

•	Interruptions of supplies from key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including those from catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase or maintain production and sales. Most copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 70% of our North American purchases in 2016, while our largest supplier of aluminum rod accounted for approximately 50% of our North American purchases in 2016. Our largest supplier of copper rod accounted for approximately 75% of our Latin American purchases in 2016 while the largest supplier of aluminum rod accounted for approximately 50% of our Latin American aluminum purchases in 2016. Our largest supplier of copper rod accounted for approximately 50% of our European purchases in 2016 while the largest supplier of aluminum rod accounted for approximately 40% of our European aluminum purchases in 2016. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of materials or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

•	We source and sell products globally and are exposed to fluctuations in foreign currency exchange rates.
We manufacture and sell products and finance operations throughout the world and are exposed to the impact of foreign currency fluctuations on our results of operations. Also, our consolidated financial results are presented in U.S. dollars; therefore, a change in the value of currencies may adversely impact our financial statements after currency remeasurements and translation to U.S. dollars. In addition, devaluations of currencies could negatively affect the value of our earnings from, and the assets located in, those markets.

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

Various laws and regulations associated with our current international operations are complex and increase our cost of doing business. Furthermore, these laws and regulations expose us to fines and penalties if we fail to comply with them. These laws and regulations include import and export requirements, anti-competition regulations, U.S. laws such as the FCPA, and local laws prohibiting payments to governmental officials and other corrupt practices. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies. Any such violations could subject us to civil or criminal penalties, including material fines or prohibitions on our ability to offer our wire and cable products in one or more countries, and could also materially damage our reputation, brand, business and operating results.
On December 29, 2016, the Company entered into agreements with the SEC and Department of Justice (“DOJ”) that bring to a conclusion those agencies’ respective investigations relating to previously disclosed FCPA matters. The Company has entered into a non-prosecution agreement with the DOJ which will be in effect for three years. No criminal charges will be brought against the Company provided it complies with its obligations under the agreement. The Company also agreed to annual self-reporting for a period of three years. Pursuant to those agreements, the Company will pay fines, disgorgement and pre-judgment interest to the SEC and DOJ. For additional information, you should refer to the Section entitled “Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19 - Commitments and Contingencies - Resolution of SEC and DOJ Investigations.”
Our failure to comply with any terms or conditions of the respective settlement agreements, including notably, payment obligations or ongoing compliance obligations, could result in acceleration of the payment schedule, additional criminal and/or civil penalties, post-settlement interest and continued expenses related to additional investigations and defense costs for addressing such a default, which could have a material adverse effect on our business and operating results.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2016, approximately 35% of our employees were represented by various labor unions, of which approximately 40% are subject to agreements that expire within the next twelve months.
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

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2016, 2015 and 2014, the defined benefit pension plans were underfunded by approximately $117.4 million, $121.0 million and $155.3 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2016, pension expense was $16.2 million, an increase of approximately $0.4 million from 2015, and cash contributions were $9.5 million. We estimate our 2017 pension expense for our defined benefit plans will be approximately $5.5 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions. Refer to Note 13 - Employee Benefit Plans of this document for details.

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
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of key personnel, without a properly executed transition plan, could have an adverse effect on us. During 2016, we announced a number of changes in our executive leadership team. Failure to effectively integrate our new executives or failure of our new executives to implement our business strategies could materially adversely affect our future financial condition and results of operation. The future loss of any key personnel could damage customer relationships, result in the loss of vital knowledge, experience and expertise, could lead to an increase in recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business. In addition, the loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

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
Our ability to make payments on our indebtedness, to refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to make payments with respect to our indebtedness or to fund our other liquidity needs. If this were the case, we might need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures or seek additional equity financing. With respect to our Subordinated Convertible Notes, the settlement amount and potential recapture of income tax deductions could be material upon a triggering event or maturity of the Subordinated Convertible Notes. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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
In addition, our trading price may be adversely affected by future issuances of our common stock. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2016, there were approximately 49.4 million shares of common stock outstanding (net of treasury shares), approximately 1.7 million shares of common stock are issuable upon the exercise of currently outstanding stock options and approximately 1.4 million shares of common stock are issuable upon the vesting of currently outstanding restricted stock units and performance stock units. In addition, a maximum of approximately 14.3 million shares of our common stock could be issuable upon conversion of our Subordinated Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
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

North American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
United States - 12	11 owned, 1 leased
Canada - 3	3 owned
Mexico - 2	2 leased

European Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Spain - 3	3 owned
France - 1	1 owned
Germany - 1	1 owned
Portugal - 1	1 owned

Latin American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Brazil - 1	1 owned
Colombia - 1	1 leased
Chile - 1	1 owned
Costa Rica - 1	1 owned
Ecuador - 1	1 leased
Mexico - 1	1 owned

Africa / Asia Pacific Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Algeria - 1	1 owned
Angola - 1	1 owned
China - 1	1 leased
New Zealand - 1	1 owned

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 15, 2017, there were approximately 1,392 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2016		2015
	High	Low	High	Low
First Quarter	$13.28	$6.22	$18.39	$10.70
Second Quarter	16.41	11.09	21.31	15.94
Third Quarter	16.46	11.65	19.85	11.34
Fourth Quarter	20.80	11.70	16.32	11.77
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per share (starting in the second quarter of 2013). During the year ended December 31, 2016, the Company paid in total approximately $35.6 million to all common shareholders of record, or $0.72 per share. During the year ended December 31, 2015, the Company paid in total approximately $35.3 million to all common shareholders of record, or $0.72 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the requirements of the Company's Revolving Credit Facility with JP Morgan Chase Bank, NA, as administrative agent, and other lenders (“Revolving Credit Facility”), and the 5.75% Senior Notes due 2022 (“5.75% Senior Notes"), and the requirements of the Delaware General Corporation law.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure.

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2016 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2016.

Cummulative Return: General Cable
Common Stock, 2016 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
Total Cummulative Return
May-97
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
General Cable
Peer Group
S&P 500

	May 1997	Dec 1997	Dec 1998	Dec 1999	Dec 2000	Dec 2001	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015	Dec 2016
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189	230	228	120	112	168
2016 Peer Group	100	138	92	107	121	89	58	99	118	135	311	361	195	234	249	184	238	324	261	310	308
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152	172	223	248	223	270

(1)
Assumes dividend reinvestment and assumes the value of the investment in General Cable common stock and each index was $100 on May 16, 1997. The 2016 Peer Group consists of Belden Inc. (NYSE: BDC), Prysmian (Italy Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the 2016 Peer Group are weighted by capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2016:

Period	Total number of shares purchased (1), (2)	Average price paid per share
October 1, 2016 through October 28, 2016	25	$14.77
October 29, 2016 through November 25, 2016	8	$15.35
November 26, 2016 through December 31, 2016	7,602	$12.51
(1) Includes 6,831 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $11.68 during the quarter ended December 31, 2016. 157,621 shares of common stock were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $10.31 during the year ended December 31, 2016.
(2) Includes 804 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $19.66 during the quarter ended December 31, 2016. 35,334 shares of common stock were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $8.69 during the year ended December 31, 2016. The Rabbi Trust (“Trust”) was established in connection with the deferred compensation plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015, was derived from audited consolidated financial statements included in this filing and for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 was derived from previously audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto, especially as the information pertains to 2016, 2015 and 2014 activity.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except metal price and share data)
Net sales	$3,858.4	$4,514.5	$5,979.8	$6,421.2	$6,059.5
Cost of sales	3,451.3	4,082.1	5,586.6	5,717.5	5,434.6
Gross profit	407.1	432.4	393.2	703.7	624.9
Selling, general and administrative expenses	408.9	412.3	450.7	492.0	425.5
Goodwill impairment charges	9.0	3.9	155.1	—	—
Intangible asset impairment charges	7.5	1.7	98.8	—	—
Operating income (loss)	(18.3)	14.5	(311.4)	211.7	199.4
Other income (expense)	7.2	(71.3)	(212.9)	(66.7)	(2.9)
Interest expense, net	(87.0)	(94.3)	(111.8)	(118.0)	(100.3)
Loss on extinguishment of debt	—	—	—	—	(9.3)
Income (loss) before income taxes	(98.1)	(151.1)	(636.1)	27.0	86.9
Income tax (provision) benefit	3.7	14.8	(8.3)	(38.8)	(78.6)
Equity in net earnings of affiliated companies	0.9	0.5	1.4	1.7	1.7
Net income (loss) including noncontrolling interest	(93.5)	(135.8)	(643.0)	(10.1)	10.0
Less: preferred stock dividends	—	—	—	0.3	0.3
Less: net income (loss) attributable to noncontrolling interest	0.3	(13.9)	(15.4)	7.7	5.7
Net income (loss) attributable to Company common shareholders	$(93.8)	$(121.9)	$(627.6)	$(18.1)	$4.0
Earnings (loss) per share: Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(1.89)	$(2.49)	$(12.86)	$(0.37)	$0.08
Earnings (loss) per common share-assuming dilution	$(1.89)	$(2.49)	$(12.86)	$(0.37)	$0.08
Weighted average common shares-basic	49.6	48.9	48.8	49.4	49.7
Weighted average common shares-assuming dilution	49.6	48.9	48.8	49.4	51.1
Dividends per common share	$0.72	$0.72	$0.72	$0.54	$—

Other Data:
Depreciation and amortization	$86.0	$96.4	$126.4	$133.5	$117.4
Capital expenditures	84.1	61.5	89.6	89.1	108.6
Average daily COMEX price per pound of copper cathode	2.20	2.51	3.12	3.34	3.62
Average daily price per pound of aluminum rod	0.80	0.88	1.05	0.95	1.02

	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013	Dec 31, 2012
Balance Sheet Data:
Working capital (1,2)	$698.1	$791.1	$911.7	$1,448.8	$1,237.8
Total assets (2)	2,241.6	2,454.6	3,353.0	4,563.3	4,914.9
Total debt	938.6	1,079.7	1,323.7	1,371.3	1,432.4
Dividends to common shareholders	35.6	35.3	35.4	26.7	—
Total equity	168.9	242.9	513.2	1,379.8	1,488.2

(1)	Working capital means current assets less current liabilities.

(2)
December 31, 2016 and 2015 amounts are not comparable to the prior periods presented due to the Company's adoption of ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" on a prospective basis for the year ended December 31, 2015. See Note 2 - Summary of Significant Accounting Policies for additional details.

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
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of December 31, 2016, the Company manufactures its product lines in 33 manufacturing facilities and sells its products worldwide through its global operations. Additional financial information regarding the segments appears in Note 18 - Segment Information.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced uneven demand with pockets of relative demand strength. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that occurred in 2016:
Effect of copper and aluminum prices
The Company’s results are directly influenced by the price of copper, and to a lesser extent, aluminum. The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and Commodity Exchange, Inc. ("COMEX") has historically been subject to considerable volatility. The Company continued and expects to continue to experience volatile commodity pricing, primarily copper and aluminum, as well as in other cost inputs. The Company typically passes these changes in copper and aluminum prices along to its customers, although there are timing delays of varying lengths depending upon the volatility of metal prices, the type of product, competitive conditions, pricing mechanisms and particular customer arrangements. Although the general trends are detailed in Item 1 - Business - Raw Materials, there is no exact measure of the effect of the change of raw material cost inputs due to the high volume of transactions in any given period, each of which involves a number of factors in the individual pricing decisions. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery, but does not engage in speculative metals trading.

Asia Pacific divestiture program and Africa divestiture program
As part of the Asia Pacific divestiture program and Africa divestiture program, the Company completed the following as of December 31, 2016 (amounts presented in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss)
South Africa - Durban(1)	Closure	Fourth Quarter 2016	$—	$1.6
South Africa - National Cables(1)	Closure	Fourth Quarter 2016	—	(29.4)
Zambia	Sale	Third Quarter 2016	9.8	(14.4)
Egypt (2)	Sale	Second Quarter 2016	5.8	(8.4)
India (3)	Sale	First Quarter 2016	10.8	1.6
Thailand	Sale	Third Quarter 2015	88.0	16.1
Fiji	Sale	First Quarter 2015	9.3	(2.6)
Keystone	Sale	First Quarter 2015	11.0	3.6
PDP and PDEP	Sale	Fourth Quarter 2014	67.1	17.6

(1)	The gain (loss) represents foreign currency translation adjustments reclassified from accumulated other comprehensive income upon liquidation.

(2)	Prior to the sale, the Company recorded a long-lived asset impairment loss of $6.0 million in the first quarter of 2016.

(3)	Prior to the sale, the Company recorded a long-lived asset impairment loss of $13.6 million in the year ended December 31, 2015.
See Note 3 - Divestitures for additional details.
New strategic roadmap - 2015 restructuring program
In the fourth quarter of 2015, the Company committed to a new strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2016, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies. The additional costs primarily include project management costs, including consulting fees related to the supply chain redesign and the cost to change internal systems and processes to support the underlying organizational changes. In addition, the Company recorded $17.2 million of non-cash asset impairment costs due to changes in estimated future cash flows that were not anticipated prior to 2016.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$65.0	$22.0	$8.0	$95.0
Total costs incurred, December 31, 2015	$0.1	$6.7	$1.8	$8.6
Total costs incurred, December 31, 2016	48.7	13.7	3.4	65.8
Total aggregate costs to date	$48.8	$20.4	$5.2	$74.4
Estimated remaining costs	$16.2	$1.6	$2.8	$20.6
Total aggregate costs of the program to date include $12.7 million of employee separation costs, $21.3 million of asset-related costs and $40.4 million of other costs, including $24.7 million of project management costs, including consulting fees. As of December 31, 2016, total aggregate cash outlays related to the program were $52.8 million. Total estimated remaining costs of $21 million include $2 million of employee separation costs, $4 million of asset-related costs and $15 million of other costs, including $10 million of consulting fees.
These actions resulted in the elimination of approximately 370 positions globally. The Company anticipates these actions will result in savings of approximately $100 million annually with incremental savings beginning in 2017 and into 2018.
See Note 4 - Restructuring for additional details.
2014 restructuring program
In July 2014, the Company announced a comprehensive restructuring program. As of December 31, 2016, this program is substantially complete and future estimated costs are expected to be immaterial. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally. The restructuring program generated approximately $36 million of savings in 2016. See Note 4 - Restructuring for additional details.
North America automotive ignition wire sale
As part of the strategic roadmap, in the second quarter of 2016, the Company completed the disposal of its North American Automotive Ignition Wire business for total consideration of $70.7 million. The pre-tax gain recognized in the year ended December 31, 2016 was $53.2 million. The gain is recognized in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). This disposal did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Events affecting Venezuela operations
In the third quarter of 2016, the Company completed the sale of its Venezuelan subsidiary for cash consideration of approximately $6 million. The pre-tax gain recognized in the year ended December 31, 2016 was $5.9 million.
Effective October 2, 2015, the Company deconsolidated its Venezuelan subsidiary and began accounting for its investment in the Venezuelan subsidiary using the cost method of accounting. Beginning in the fourth quarter of 2015, the Company's financial results only included U.S. dollar payments received from its Venezuelan subsidiary. See Note 2 - Summary of Significant Accounting Policies and additional discussion in this MD&A under Critical Accounting Policies and Estimates.
China asset impairment
In the fourth quarter of 2016, the Company recorded a long-lived asset impairment loss in costs of sales of $11.0 million related to its Chinese operations. See Note 7 - Property, Plant and Equipment for additional details.
Resolution of SEC and DOJ investigations
We announced on December 29, 2016, that we had entered into agreements with the SEC and the DOJ that bring to a conclusion those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior. Pursuant to those agreements, we will pay fines, disgorgement and pre-judgment interest to the SEC and DOJ in the total amount of $82.3 million.
The resolution with the SEC encompasses both the FCPA issues and the separate accounting and disclosure issues that were the subject of our prior restatements. We will disgorge profits of approximately $51.2 million and pay pre-judgment interest of approximately $4.1 million in connection with the FCPA matter, and pay a civil penalty in connection with the restatement-related matters of $6.5 million.
As part of the DOJ resolution for the FCPA matter, we will pay a penalty of approximately $20.5 million. We have entered into a non-prosecution agreement with the DOJ which will be in effect for three years. No criminal charges will be brought against us provided we comply with our obligations under the agreement. In light of the significant compliance enhancements made by us, neither the SEC nor the DOJ is requiring an independent compliance monitor. Instead, we agreed to annual self-reporting for a period of three years.
The DOJ penalty of $20.5 million was paid in a single payment in January 2017. We paid $12.4 million to the SEC in January 2017, and will pay approximately $18.5 million to the SEC within 180 days of the date of the resolution and will make a final payment of approximately $30.9 million to the SEC within 360 days of the date of the resolution. As of the third quarter of 2016, we had accrued $33 million for the FCPA-related investigations. As a result of the resolutions with the DOJ and the SEC, we recorded a charge of approximately $49.3 million in the fourth quarter of 2016. Taking this charge into account, we have recognized all costs associated with the resolution of these matters with the DOJ and SEC.
See Note 19 - Commitments and Contingencies for additional details.
Procables put option
On October 1, 2016, the Procables minority shareholders elected to exercise the put option to sell their entire 40% interest to the Company. On December 9, 2016, the Company paid $18.0 million to purchase the 40% interest. See Note 16 - Redeemable Noncontrolling Interest for more information.
Foreign currency
The Company's results are directly influenced by fluctuations in foreign currency exchange rates. Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates. This volatility results in gains / losses on transactions whose terms are denominated in a currency other than the entity's functional currency and the Company's consolidated results are influenced by the translation of the international units' results to U.S. dollars. To help reduce this volatility, the Company enters into foreign currency exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies.

Seasonality
The Company generally has experienced and expects to continue to experience certain seasonal trends in many products in which demand is linked with construction spending. Demand for these products during winter months in certain geographies, primarily North America, is usually lower than demand during spring and summer months. Therefore, larger amounts of working capital are generally required during winter months in order to build inventories in anticipation of higher demand during the spring and summer months, when construction activity increases. In turn, receivables related to higher sales activity during the spring and summer months are generally collected during the fourth quarter of the year. Additionally, the Company has historically experienced changes in demand resulting from poor or unusual weather.
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

	Year Ended December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Net sales	$3,858.4	100.0%	$4,514.5	100.0%	$5,979.8	100.0%
Cost of sales	3,451.3	89.4%	4,082.1	90.4%	5,586.6	93.4%
Gross profit	407.1	10.6%	432.4	9.6%	393.2	6.6%
Selling, general and administrative expenses	408.9	10.6%	412.3	9.1%	450.7	7.5%
Goodwill impairment charges	9.0	0.2%	3.9	0.1%	155.1	2.6%
Intangible asset impairment charges	7.5	0.2%	1.7	—%	98.8	1.7%
Operating income (loss)	(18.3)	(0.5)%	14.5	0.3%	(311.4)	(5.2)%
Other income (expense)	7.2	0.2%	(71.3)	(1.6)%	(212.9)	(3.6)%
Interest expense, net	(87.0)	(2.3)%	(94.3)	(2.1)%	(111.8)	(1.9)%
Income (loss) before income taxes	(98.1)	(2.5)%	(151.1)	(3.3)%	(636.1)	(10.6)%
Income tax (provision) benefit	3.7	0.1%	14.8	0.3%	(8.3)	(0.1)%
Equity in net earnings of affiliated companies	0.9	—%	0.5	—%	1.4	—%
Net income (loss) including noncontrolling interest	(93.5)	(2.4)%	(135.8)	(3.0)%	(643.0)	(10.8)%
Less: net income (loss) attributable to noncontrolling interest	0.3	—%	(13.9)	(0.3)%	(15.4)	(0.3)%
Net income (loss) attributable to Company common shareholders	$(93.8)	(2.4)%	$(121.9)	(2.7)%	$(627.6)	(10.5)%
Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2015 have been adjusted to reflect the 2016 copper average price of $2.20 per pound (a $0.31 decrease compared to 2015) and the 2016 aluminum average price of $0.80 per pound (a $0.08 decrease compared to 2015).

	Net Sales Year Ended
	Dec 31, 2016		Dec 31, 2015
	Amount	%	Amount	%
North America	$2,041.7	53%	$2,299.3	51%
Europe	875.7	23%	960.2	21%
Latin America	655.2	17%	726.8	16%
Africa/Asia Pacific	285.8	7%	528.2	12%
Total net sales	$3,858.4	100%	$4,514.5	100%

Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. Refer to Item 1 - Business for a discussion of metal price volatility.

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2016		Dec 31, 2015
	Amount	%	Amount	%
North America	$2,041.7	53%	$2,196.9	51%
Europe	875.7	23%	927.6	22%
Latin America	655.2	17%	672.3	16%
Africa/Asia Pacific	285.8	7%	491.3	11%
Total metal-adjusted net sales	$3,858.4	100%	$4,288.1	100%
Metal adjustment	—		226.4
Total net sales	$3,858.4		$4,514.5
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Year Ended
	Dec 31, 2016		Dec 31, 2015
	Pounds	%	Pounds	%
North America	548.0	54%	543.9	51%
Europe	154.0	15%	155.0	15%
Latin America	239.3	23%	239.3	22%
Africa/Asia Pacific	85.1	8%	130.8	12%
Total metal pounds sold	1,026.4	100%	1,069.0	100%
Consolidated
Net sales decreased $656.1 million, or 15%, in 2016 from 2015. The net decrease was primarily attributable to:

•	The sale or exit of operations as part of the restructuring and divestiture programs of $211.2 million

•	Lower copper and aluminum prices of $226.4 million

•	Unfavorable product mix and foreign currency rate changes of $125.9 million and $97.3 million, respectively
Volume, as measured by metal pounds sold, decreased 42.6 million pounds, or 4%, in 2016 compared to 2015, principally due to the impact of businesses sold in 2016. Excluding divested businesses, volume, as measured by metal pounds sold, increased 3.0 million pounds.
North America
Net sales in the North America segment decreased $257.6 million, or 11%, in 2016 from 2015. The net decrease was primarily attributable to:

•	Net sales of $51.7 million attributable to the automotive ignition wire business that was sold in 2016

•	Lower copper and aluminum prices of $102.4 million

•	Unfavorable product mix and foreign currency rate changes of $94.9 million and $15.1 million, respectively
Volume, as measured by metal pounds sold, increased 4.1 million pounds, or 1%, in 2016 compared to 2015. The increase was primarily attributable to favorable market demand for construction and electric utility cables which was partially offset by unfavorable market demand for specialty products, particularly oil and gas.
Europe
Net sales in the Europe segment decreased $84.5 million, or 9%, in 2016 from 2015. The net decrease was primarily attributable to:

•	Lower copper and aluminum prices of $32.6 million

•	Unfavorable product mix and foreign currency exchange rate changes of $45.0 million and $5.3 million, respectively

Volume, as measured by metal pounds sold, remained relatively flat in 2016 compared to 2015. Stronger demand for electric utility products including land-based turnkey projects as well as energy cables was offset by the continued weak demand for industrial and construction products throughout the region.
Latin America
Net sales in the Latin America segment decreased $71.6 million, or 10%, in 2016 from 2015. The net decrease was primarily attributable to:

•	Lower copper and aluminum prices of $54.5 million

•	Unfavorable foreign currency exchange rate changes of $36.1 million

•	These trends were partially offset by favorable product mix of $18.4 million
Volume, as measured by metal pounds sold, remained relatively flat in 2016 compared to 2015. Increased volume for aerial transmission cables was offset by a decrease of 3.9 million pounds related to the sale of Venezuela coupled with ongoing difficult economic conditions and reduced government spending.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $242.4 million, or 46%, in 2016 from 2015. The net decrease was primarily attributable to:

•	Net sales of $153.9 million attributable to businesses that were sold as part of the divestiture program in 2016

•	Lower copper and aluminum prices of $36.9 million

•	Unfavorable foreign currency exchange rate changes of $40.8 million
Volume, as measured by metal pounds sold, decreased by 45.7 million pounds, or 35%, in 2016 compared to 2015. The decrease in volume sold was primarily attributable to divested businesses of 41.7 million pounds.
Cost of Sales
Cost of sales decreased $630.8 million to $3,451.3 million in 2016 from $4,082.1 million in 2015. The percentage decrease in cost of sales was consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product cost with copper and aluminum metal costs comprising approximately 45% of total product cost for the year ended December 31, 2016.
Gross Profit
Gross profit decreased $25.3 million, or 6% in 2016 as compared to 2015. Gross profit as a percentage of sales was 11% and 10% for the years ended December 31, 2016 and 2015, respectively.
Selling, General and Administrative Expenses
SG&A expense decreased $3.4 million, or 1%, in 2016 from 2015. The net favorable impact to SG&A expense was primarily attributable to the benefit of restructuring savings recognized in the year ended December 31, 2016. For 2016 and 2015, SG&A expense reflects the net impact of restructuring and divestiture actions as well as discrete items including the following:

•	In 2016, the Company recorded restructuring expenses of $48.8 million and SEC and DOJ related expenses of $54.3 million, which were partially offset by net divestiture activities of $21.2 million

•
In 2015, the Company recorded restructuring expenses of $26.7 million and a Venezuela deconsolidation charge of $12.0 million, which were partially offset by net pre-tax gains on asset sales of $16.1 million

SG&A as a percentage of net sales was approximately 11% in 2016 and 9% in 2015.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2016		Dec 31, 2015
	Amount	%	Amount	%
North America	$62.4	(341)%	$84.5	583%
Europe	2.6	(14)%	6.6	45%
Latin America	(14.4)	79%	(22.8)	(157)%
Africa/Asia Pacific	(68.9)	376%	(53.8)	(371)%
Total operating income (loss)	$(18.3)	100%	$14.5	100%
North America
The decrease in operating income in North America was $22.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The net decrease in operating income was primarily due to the unfavorable net impact of the resolution of the SEC and DOJ investigations of $50.3 million coupled with the impact of weak end market demand for oil and gas products. The decrease was partially offset by the benefit of restructuring initiatives and by $10.5 million due to lower restructuring related charges (including gains on asset sales) and the impact of stronger demand for the electric utility and non-residential construction markets.
Europe
The decrease in operating income for the Europe segment was $4.0 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The net decrease in operating income was primarily attributable to the unfavorable impact of lower subsea project activity, the continued weak industrial and construction activity throughout the region and divestiture related charges of $8.4 million, including losses on divested businesses. The decrease was partially offset by $30.3 million due to lower restructuring related charges and the impact of divesting certain businesses, including the sale and deconsolidation of Venezuela (recorded in Europe based on the legal entity structure).
Latin America
The Latin America segment operating income improved $8.4 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The improvement in operating income was primarily driven by restructuring savings in the year ended December 31, 2016.
Africa/Asia Pacific
The increase in operating loss for the Africa/Asia Pacific segment was $15.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The net increase in operating loss was primarily attributable to higher costs related to divestiture activity of $18.3 million including gains and losses on sales and closures of businesses and asset-related costs.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and Venezuela devaluation charges. During 2016 and 2015, the Company recorded other income of $7.2 million and other expense $71.3 million, respectively.
For 2016, other income was primarily attributable to $8.9 million related to gains on derivative instruments that were not designated as cash flow hedges, partially offset by $1.7 million related to foreign currency transaction losses.
For 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet, which resulted in an expense of $22.9 million, $41.2 million related to foreign currency transaction losses, and $7.2 million related to losses on derivative instruments which were not designated as cash flow hedges.
Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the Company's Venezuelan operations.
Interest Expense
Net interest expense decreased $7.3 million in 2016 as compared to 2015 primarily due to cash proceeds from divestitures which were utilized to pay down debt and lower borrowings due to the efficient management of working capital and lower metal prices in the year ended December 31, 2016 as well as the incremental interest expense recognized in the year ended December 31, 2015 on the Company's Senior Floating Rate Notes, which were paid on March 31, 2015.
Tax Provision
The Company’s effective tax rate for 2016 and 2015 was 3.8% and 9.8%, respectively. The Company’s low effective tax rate for 2016 was primarily due to the adverse impact of recognizing no tax benefit on operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, recording $6.7 million of tax expense to establish a valuation allowance against beginning of year net deferred tax assets in China, and recognizing no tax benefit on $27.8 million of foreign currency translation adjustments reclassified out of accumulated other comprehensive income into continuing operations related to the closure of our South African operations. These adverse effects were partially offset by the use of U.S. capital losses for which no tax benefit was previously recognized. This resulted in the recognition of only $2.2 million of income tax expense on $53.2 million of pre-tax gain associated with the sale of the North American Automotive Ignition Wire business. The Company’s relatively low 2015 effective tax rate was primarily due to the adverse impact of operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, partially offset by tax benefits associated with the exiting of business in India and the expiration of statutes of limitation on contingent tax liabilities in various jurisdictions.
During 2016, after weighing all positive and negative evidence, including three year cumulative loss positions, forecasted future profitability, impairments and restructuring charges, difficult market and industry conditions, and factoring in prudent and feasible tax planning strategies, a valuation allowance was recorded against $6.7 million of beginning of year net deferred tax assets associated with the business unit in China. The business unit did not have a deferred tax valuation allowance prior to 2016. Various other business units maintained full deferred tax asset valuation allowances that had been established in prior years, some for which the valuation allowance amounts increased significantly due to impairments, restructuring charges and operating losses.
During 2015, $1.4 million of valuation allowances were recorded against the December 31, 2015 deferred tax assets of the Brazilian automotive and South African units, and a $4.3 million tax benefit was recognized for the release of the valuation allowance against the German unit's deferred tax assets due to a sustained level of profitability. In addition, several other business units maintained full deferred tax asset valuation allowances that had been established in prior years, some for which the valuation allowance amounts increased significantly due to impairments, restructuring charges and operating losses.
The Company derives significant cash tax savings from the Subordinated Convertible Notes.  For U.S. federal income tax purposes, the interest deduction on the Subordinated Convertible Notes is computed based on the comparable yield of a hypothetical fixed rate debt instrument with similar terms and conditions but no conversion feature. The comparable yield was determined based on independent appraisal to be 12.5%. Accordingly, annual interest deductions are calculated at 12.5% of the adjusted issue price. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term of the debt due to the difference between the interest deduction using a comparable yield of 12.5% on the adjusted issue price, and the coupon rate of 4.5% on the principal amount. Interest expense recognized in accordance with GAAP is calculated at 12.5% of the liability component of the Subordinated Convertible Notes, which is substantially lower than the adjusted issue price for tax purposes. The difference between the tax and GAAP interest computations results in substantially greater interest deductions for tax purposes than GAAP interest expense. The Company paid no U.S. federal income taxes for 2016 or 2015.

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

	Net Sales Year Ended
	Dec 31, 2015		Dec 31, 2014
	Amount	%	Amount	%
North America	$2,299.3	51%	$2,550.1	43%
Europe	960.2	21%	1,330.8	22%
Latin America	726.8	16%	1,143.0	19%
Africa/Asia Pacific	528.2	12%	955.9	16%
Total net sales	$4,514.5	100%	$5,979.8	100%
Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. Refer to Item 1 - Business for a discussion of metal price volatility.

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2015		Dec 31, 2014
	Amount	%	Amount	%
North America	$2,299.3	51%	$2,339.1	43%
Europe	960.2	21%	1,244.4	23%
Latin America	726.8	16%	1,006.0	18%
Africa/Asia Pacific	528.2	12%	854.4	16%
Total metal-adjusted net sales	$4,514.5	100%	$5,443.9	100%
Metal adjustment	—		535.9
Total net sales	$4,514.5		$5,979.8
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Year Ended
	Dec 31, 2015		Dec 31, 2014
	Pounds	%	Pounds	%
North America	543.9	51%	553.4	44%
Europe	155.0	15%	200.4	16%
Latin America	239.3	22%	307.5	24%
Africa/Asia Pacific	130.8	12%	197.4	16%
Total metal pounds sold	1,069.0	100%	1,258.7	100%
Consolidated
Net sales decreased $1,465.3 million, or 25%, in 2015 from 2014. The net decrease was primarily attributable to:

•	Lower copper and aluminum prices of $535.9 million

•	Unfavorable foreign currency exchange rate changes and lower volume of $647.4 million and $346.2 million, respectively

•	These trends were partially offset by favorable product mix of $64.2 million
Volume, as measured by metal pounds sold, decreased 189.7 million pounds, or 15%, in 2015 compared to 2014.

North America
Net sales in the North America segment decreased $250.8 million, or 10%, in 2015 from 2014. The net decrease was primarily attributable to:

•	Lower copper and aluminum prices of $211.0 million

•	Unfavorable foreign currency exchange rate changes and lower volume of $59.9 million and $17.3 million, respectively

•	These trends were partially offset by favorable product mix of $37.4 million
Volume, as measured by metal pounds sold, decreased 9.5 million pounds, or 2%, in 2015 compared to 2014. The decrease was primarily attributable to unfavorable market demand for industrial and specialty products, particularly those used in oil and gas applications, partially offset by favorable market demand for aluminum rod, communication and electric utility products.
Europe
Net sales in the Europe segment decreased $370.6 million, or 28%, in 2015 from 2014. The net decrease was primarily attributable to:

•	Lower copper and aluminum prices of $86.4 million

•	Unfavorable foreign currency exchange rate changes and lower volume of $219.4 million and $82.8 million, respectively

•	These trends were partially offset by favorable product mix of $18.0 million
Volume, as measured by metal pounds sold, decreased 45.4 million pounds, or 23%, in 2015 compared to 2014. The decrease in volume was primarily attributable to exiting of certain businesses as a result of the Company's July 2014 restructuring program and lower demand for low voltage construction and industrial products.
Latin America
Net sales in the Latin America segment decreased $416.2 million, or 36%, in 2015 from 2014. The net decrease was primarily attributable to:

•	Lower copper and aluminum prices of $137.0 million

•	Unfavorable foreign currency exchange rate changes and lower volume of $265.6 million and $124.3 million, respectively

•	These trends were partially offset by favorable product mix of $110.7 million
Volume, as measured by metal pounds sold, decreased 68.2 million pounds, or 22%, in 2015 compared to 2014. The decrease in volume was primarily attributable to the impact related to the deconsolidation of the Company's Venezuelan subsidiary in the third quarter of 2015 and overall weak end market demand due to ongoing difficult economic conditions and reduced government spending.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $427.7 million, or 45%, in 2015 from 2014. The net decrease was primarily attributable to:

•	Lower copper and aluminum prices of $101.5 million

•	Unfavorable foreign currency exchange rate changes and product mix of $102.5 million and $101.9 million, respectively, as well as lower volume of $121.8 million
Volume, as measured by metal pounds sold, decreased 66.6 million pounds, or 34%, in 2015 compared to 2014. The decrease in volume sold was primarily attributable to divested businesses and overall weak economic conditions in Africa and Asia Pacific.
Cost of Sales
Cost of sales decreased $1,504.5 million to $4,082.1 million in 2015 from $5,586.6 million in 2014. The percentage decrease in cost of sales, 27%, was greater than the percentage decrease in sales, 25%, in 2015. In 2015, the net favorable impact as compared to 2014 was primarily attributable to:

•	In 2015, the Company recorded restructuring expenses of $23.9 million and asset impairment charges of $44.3 million

•	In 2014, the Company recorded restructuring expenses of $161.8 million and asset impairment charges of $69.2 million
As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components in most of the Company's cable products. For the year ended December 31, 2015, material costs are approximately 85% of total product cost with copper and aluminum metal costs comprising approximately 45% of total product cost.

Gross Profit
Gross profit decreased $39.2 million, or 10% in 2015 as compared to 2014. Gross profit as a percentage of sales was 10% in 2015 and 7% in 2014. The increase in gross profit as a percentage of sales was primarily due to the items listed within the Cost of Sales section above.
Selling, General and Administrative Expenses
SG&A expense decreased $38.4 million, or 9%, in 2015 from 2014. The decline of SG&A expense was primarily attributable to favorable foreign currency exchange gains of $42.1 million and the benefit of restructuring savings realized in the year ended December 31, 2015. For 2015 and 2014, SG&A expense reflects the net impact of restructuring and divestiture actions as well as discrete items including the following:

•	In 2015, net pre-tax gains on asset sales of $16.1 million were partially offset by restructuring expenses of $26.7 million and a Venezuela deconsolidation charge of $12.0 million

•	In 2014, the Company recorded restructuring expenses of $14.6 million and FCPA-related expenses of $24.0 million
SG&A as a percentage of net sales was approximately 9% in 2015 and 8% in 2014.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2015		Dec 31, 2014
	Amount	%	Amount	%
North America	$84.5	583%	$118.5	(38)%
Europe	6.6	45%	(94.0)	30%
Latin America	(22.8)	(157)%	(246.6)	79%
Africa/Asia Pacific	(53.8)	(371)%	(89.3)	29%
Total operating income	$14.5	100%	$(311.4)	100%
North America
The decrease in operating income for the North America segment was $34.0 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The net decrease in operating income was primarily attributable to decreased demand for industrial and specialty products (particularly those used in oil and gas applications), lower divestiture related activity of $16.7 million and due to the negative impact of selling higher average cost inventory into a lower price environment on copper and aluminum based products in the current year, partially offset by lower restructuring costs of $4.9 million and the net impact of accruals related to the FCPA investigation of $20.0 million.
Europe
The increase in operating income for the Europe segment was $100.6 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in operating income was primarily attributable to lower restructuring costs of $86.8 million, partially offset by the unfavorable impact due to the deconsolidation of the Company's Venezuelan subsidiary resulting in a charge of $12.0 million in the year ended December 31, 2015.
Latin America
The Latin America segment operating income improved $223.8 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. Operating income improved primarily due to the recognition of goodwill and other indefinite-lived trade name impairment charges of $152.0 million recognized in the year ended December 31, 2014, the recognition of a long-lived asset impairment charge of $29.3 million in Venezuela in the year ended December 31, 2014, lower restructuring charges of $19.0 million, the recognition of a long-lived asset impairment charge of $13.1 million related to the Brazil rod mill in the year ended December 31, 2014 and the recognition of a $10.3 million charge for the long-term value added tax receivable from the Venezuelan government in the year ended December 31, 2014. The increase was partially offset by end market demand pressure throughout Latin America due to the difficult economic conditions and reduced government spending.
Africa/Asia Pacific
The Africa/Asia Pacific segment operating income improved $35.5 million in the year ended December 31, 2015 compared to the year ended December 31, 2014. Operating income improved primarily due to the recognition of goodwill and other indefinite-lived trade name impairment charges of $96.5 million recognized in the year ended December 31, 2014 and lower restructuring costs of $15.1 million, partially offset by weak economic conditions in Africa and Asia Pacific as well as higher divestiture related activity of $22.1 million.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and Venezuela devaluation charges. During 2015 and 2014, the Company recorded other expense of $71.3 million and $212.9 million, respectively.
For 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet, which resulted in an expense of $22.9 million, $41.2 million related to foreign currency transaction losses, and $7.2 million related to losses on derivative instruments which were not designated as cash flow hedges.
For 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the 6.30 BsF per U.S. dollar rate to the SICAD 1 rate, $90.2 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the SICAD 1 rate to the SICAD 2 rate, $30.3 million of foreign currency transaction losses, and losses of $4.0 million on derivative instruments that were not designated as cash flow hedges.
Interest Expense
Net interest expense decreased $17.5 million in 2015 as compared to 2014 primarily attributable to reductions in working capital in Latin America and applying divestiture sale proceeds to reduce debt in 2015, as well as incremental interest expense on the Company's Senior Floating Rate Notes recognized in 2014. The Senior Floating Rate Notes were repaid in March 2015.
Tax Provision
The Company’s effective tax rate for 2015 and 2014 was 9.8% and (1.3%), respectively. The Company’s relatively low 2015 effective tax rate was primarily due to the adverse impact of operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets, partially offset by tax benefits associated with the exiting of business in India and the expiration of statutes of limitation on contingent tax liabilities in various jurisdictions. The Company’s low effective tax rate for 2014 was primarily due to a relatively small income tax benefit recorded on the significant pre-tax charges related to asset impairments, restructuring charges, Venezuelan currency devaluation loss, and other operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets.
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
During 2015, $1.4 million of valuation allowances were recorded against the December 31, 2015 deferred tax assets of the Brazilian automotive and South African units, and a $4.3 million tax benefit was recognized for the release of the valuation allowance against the NSW German unit's deferred tax assets due to a sustained level of profitability. In addition, several other business units maintained full deferred tax asset valuation allowances that had been established in prior years, some for which the valuation allowance amounts increased significantly due to impairments, restructuring charges and operating losses.

Liquidity and Capital Resources
Cash flows from operations as well as borrowings under the Revolving Credit Facility provide the primary source for financing operating expenses and other short term liquidity needs. As necessary, the Company incurs additional borrowings to fund working capital, debt and interest payments, as well as discretionary investment in product development, acquisitions, cash dividends and to fund tax payments. The overall cash position of the Company reflects the business results and a global cash management strategy that incorporates liquidity management, economic factors, and tax considerations.
Short term borrowings vary by period based on working capital requirements, which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2016, current assets exceeded current liabilities by $698.1 million. Based upon historical experience, the cash on the balance sheet and the expected availability of funds under its credit facilities, the Company believes it has sufficient liquidity to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes as well as fines, disgorgement and pre-judgment interest related to the settlement of the Company's SEC and DOJ investigations for the next twelve months and foreseeable future. The Company maintains approximately $448.4 million of excess availability under its various credit facilities around the world.
The Company generally borrows and repays its Revolving Credit Facility multiple times per week for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European and Latin American operations also participate in accounts payable confirming arrangements with several financial institutions to address working capital requirements in the business. At December 31, 2016, the arrangements had a maximum availability limit of the equivalent of approximately $136.6 million, of which approximately $130.1 million was utilized.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of December 31, 2016 and 2015, approximately 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries. If these funds are needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes and the recognition of U.S. taxable income. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs.
On October 1, 2016, the Procables minority shareholders elected to exercise the put option to sell their entire 40% interest to the Company. On December 9, 2016, the Company paid $18.0 million to purchase the 40% interest. See Note 16 - Redeemable Noncontrolling Interest for more information.
Summary of Cash Flows
Operating cash inflow of $154.6 million in 2016 reflects a net working capital source of $143.2 million driven principally by a decrease in inventories of $52.6 million as the Company has continued to tightly manage inventory levels as well as an increase in accounts payables, accrued and other liabilities of $72.1 million primarily due to the $54.3 million increase in the SEC and DOJ investigations accrual in 2016 and a decrease in receivables of $11.2 million through timely customer collections. In addition, the operating cash inflow of $154.6 million in 2016 reflects a source of $11.4 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, non-cash interest charges, (gains) losses on disposal of subsidiaries and (gains) losses on disposal of property.
Operating cash inflow of $198.9 million in 2015 reflects a net working capital source of $121.0 million driven principally by a decrease in receivables of $133.5 million due to a decrease in volume sold and lower copper and aluminum prices in the fourth quarter of 2015 compared to the fourth quarter of 2014 and due to a decrease in inventory of $34.0 million related to the continued efficient management of inventory levels in 2015 and lower copper and aluminum prices in the fourth quarter of 2015 compared to the fourth quarter of 2014. The net working capital source was partially offset by a decrease in accounts payable, accrued and other liabilities of $69.5 million in 2015 which is primarily driven by the decrease in working capital needs. In addition, the operating cash inflow of $198.9 million in 2015 reflects a source of $77.9 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, Venezuela deconsolidation charge, non-cash asset impairment charges, non-cash interest charges, (gains) losses on disposal of subsidiaries and (gains) losses on disposal of property.
Operating cash inflow of $133.2 million in 2014 reflects a net working capital source of $55.4 million driven principally by a decrease in inventories of $110.8 million due to the achievement of an aggressive inventory reduction targeted by management in the latter portion of the year and the lower copper costs at December 31, 2014 compared to December 31, 2013, partially offset by a decrease in accounts payable, accrued and other liabilities of $79.5 million in 2014 which is primarily driven by the decrease in working capital needs partially offset by the recognition of a restructuring accrual of $33.4 million and a FCPA accrual of $24 million in 2014. In addition, the operating cash inflow of $133.2 million in 2014 reflects a source of $77.8 million related to net income (loss) adjusted for depreciation and amortization, amortization on restricted stock awards, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, non-cash interest charges, (gains) losses on disposal of subsidiaries and (gains) losses on disposal of property.
The cash outflow from investing activities was $0.6 million in 2016 principally reflecting $84.1 million of capital expenditures, partially offset by $81.8 million of proceeds from the disposal of subsidiaries. The Company currently anticipates capital spending to be approximately $90 million to $110 million in 2017.
Financing activities resulted in $165.3 million of cash outflows in 2016 as compared to cash outflows of $259.3 million in 2015. During the year ended December 31, 2016, the Company paid $18.0 million to the minority shareholders for their entire 40% interest in Procables. During the years ended December 31, 2016 and 2015, the Company paid dividends in total of approximately $35.6 million and $35.3 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indenture governing the 5.75% Senior Notes, and the requirements of the Delaware General Corporation law.
Financing activities resulted in $259.3 million of cash outflows in 2015 as compared to cash outflows of $123.1 million in 2014. The Company decreased net borrowings due to reductions in working capital and the use of cash proceeds generated from the sale of the Company's subsidiaries related to the divestiture plan. During the year ended December 31, 2015, the Company repaid its $125.0 million of Senior Floating Rate Notes at maturity by utilizing availability under its Revolving Credit Facility. During the years ended December 31, 2015 and 2014, the Company paid dividends in total of approximately $35.3 million and $35.4 million to all common shareholders of record, respectively. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indenture governing the 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. In addition, the Company purchased $30.7 million, or 1,000,000 of its common shares at an average price of $30.73 per share, during the year ended December 31, 2014.
The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $938.6 million as of December 31, 2016 and maintained approximately $448.4 million of excess availability under its various credit facilities around the world as well as approximately $6.5 million available under foreign accounts payable confirming arrangements with financial institutions. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, debt repayments and interest payments, fines, disgorgement and pre-judgment interest related to the Company's SEC and DOJ investigations as well as discretionary investments in product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
As of December 31, 2016 and December 31, 2015, the Company was in compliance with all debt covenants.
The Company’s defined benefit plans at December 31, 2016 and 2015 were underfunded by $117.4 million and $121.0 million, respectively. The Company recorded after-tax gains of $6.6 million and $15.1 million in 2016 and 2015, respectively, to accumulated other comprehensive income. The Company estimates its 2017 pension expense for its defined benefit pension plans will be approximately $5.5 million and cash contributions are expected to be approximately $4.3 million. In 2016, pension expense was $16.2 million and cash contributions were $9.5 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2016 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	More than
Contractual obligations (1,2):	Total	1 Year	Years	Years	5 Years
Total debt	$938.6	$67.5	$97.0	$1.8	$772.3
Convertible debt at maturity (3)	255.6	—	—	—	255.6
Interest payments on 5.75% Senior Notes	198.4	34.5	69.0	69.0	25.9
Interest payments on Subordinated Convertible Notes	163.0	19.3	38.6	29.0	76.1
Operating leases (4)	58.2	15.0	19.1	12.6	11.5
Purchase obligations (5)	49.4	49.4	—	—	—
Defined benefit pension obligations (6)	180.2	17.5	34.9	36.5	91.3
Postretirement benefits	7.7	0.7	1.5	1.2	4.3
Resolution of SEC and DOJ investigations (7)	82.3	82.3	—	—	—
Restructuring activities	23.7	23.7	—	—	—
Unrecognized tax benefits, including interest and penalties (8)	—	—	—	—	—
Total	$1,957.1	$309.9	$260.1	$150.1	$1,237.0

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

(4)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(5)	Represents our firm purchase commitments.

(6)	Defined benefit pension obligations reflect actuarially projected benefit payments which may differ from funding requirements based on local laws and regulations through 2024.

(7)
The DOJ penalty of $20.5 million was paid in a single payment in January 2017. The Company paid $12.4 million to the SEC in January 2017, and will pay approximately $18.5 million to the SEC within 180 days of the date of the resolution and will make a final payment of approximately $30.9 million to the SEC within 360 days of the date of the resolution. Refer to Note 19 - Commitments and Contingencies for additional information.

(8)
Unrecognized tax benefits of $13.7 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
As of December 31, 2016, the Company had $23.6 million in letters of credit, $268.1 million in various performance bonds and $72.5 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See "Liquidity and Capital Resources" for excess availability under the Company’s various credit borrowings.

Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $4.2 million, $2.7 million and $5.8 million in 2016, 2015 and 2014, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $5.6 million and $3.6 million at December 31, 2016 and 2015, respectively, for all environmental liabilities. Environmental matters are described in Item 1 - Business and Note 19 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
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
The results of Asia Pacific are presented in continuing operations for all periods disclosed in this report. Previously, the results of these businesses were presented as discontinued operations; however, in the third quarter of 2016 management determined that the held for sale criteria was no longer met for the remaining Asia Pacific operations, primarily driven by management’s belief that the probability of a sale within one year was uncertain. The Company’s Asia Pacific businesses that have been sold to date, in the aggregate, are not considered a strategic shift; therefore, the Company no longer presents the Asia Pacific operations as discontinued operations in its financial statements for all periods presented. See Note 3 - Divestitures for additional details.
Prior to October 2, 2015, the Company included the results of the Venezuelan operations in the consolidated financial statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows were reflected in the historical consolidated financial statements using a combination of official exchange rates, including the SICAD 1, SICAD 2 and SIMADI rates. Evolving conditions in Venezuela, prior to the Company's sale of the business, including currency exchange regulations which reduced access to dollars through currency exchange markets and local market dynamics, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and restricted the Company's Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. Additionally, the existence of other governmental limitations restricted the Company's ability to control its Venezuelan operations. For accounting purposes, this lack of exchangeability and governmental restrictions on operations resulted in a lack of control. Therefore, in accordance with ASC 810 - Consolidation ("ASC 810"), the Company deconsolidated its Venezuelan subsidiary as of October 2, 2015 and began accounting for the investment in the Venezuelan subsidiary using the cost method of accounting. Since October 2, 2015, and through the date of the sale, the Company's financial results did not include the operating results of its Venezuelan subsidiary and the carrying value of the cost method investment was zero. On July 6, 2016, the Company completed the sale of its Venezuelan subsidiary. See Note 3 - Divestitures for additional details.

Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collectability is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. The Company has a portion of long-term contracts for specialized products that can include installation and/or other services and is recognized based on the percentage of completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. Management reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined.
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
Inventory Costing and Valuation
Approximately 85% of the Company's inventory was valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. To determine if a lower of cost or market adjustment is required, the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, are considered in the obsolete and slow moving inventory analysis.
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
Benefit costs for the defined benefit pension plans sponsored by the Company are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension expense for 2016 was 4.30% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2016 that was used to determine benefit obligations was 4.01% for the U.S. defined benefit pension plans, and was determined based on hypothetical yield curves developed using yields of corporate bonds across the full maturity spectrum of the projected pension benefit obligations and based on information received from actuaries. The included bonds are AA-rated (or equivalent quality) by a a recognized rating agency. The weighted-average discount rate used to determine the net pension cost for 2016 was 3.18% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where the Company provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for the Company’s non-U.S. defined benefit pension plans was 2.55% as of December 31, 2016. The Company’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, and as a result, 2017 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 4.01% for U.S. plans and 2.55% for non-U.S. plans.

The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 6%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2016, pension expense for the Company’s defined benefit pension plans was $16.2 million. Based on a weighted-average expected rate of return on plan assets of 6.99%, a weighted-average discount rate of 3.83% and various other assumptions, the Company estimates its 2017 pension expense for its defined benefit pension plans will decrease to approximately $5.5 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.7 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2016, the Company had recorded a net deferred tax liability of $106.3 million ($199.3 million deferred tax asset less $305.6 million deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2016, the Company recorded a valuation allowance of $177.1 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
Long-Lived Assets, Goodwill and Impairment
The valuation and classification of long-lived assets and the assignment of useful depreciable and amortizable lives and salvage values involve significant judgments and the use of estimates. The testing of these long-lived assets for impairment also requires a significant amount of judgment and assumptions, particularly as it relates to identification of asset groups and the determination of fair market value. The Company periodically evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on historical operating results, forecasts, general and industry trends and anticipated cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. See Note 3 - Divestitures, Note 4 - Restructuring and Note 7 - Property, Plant and Equipment.
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. The Company typically completes its annual impairment test within the fourth quarter of each year. In addition, the Company evaluates the carrying value between the valuations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Events or circumstances may include, but are not limited to, a significant change in legal factors or in the business climate, adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, possible sale or disposal of a reporting unit or a significant portion of a reporting unit, significant changes in financial projections or significant changes in the market capitalization. See Note 8 - Goodwill and Other Intangible Assets, net.
Share-Based Compensation
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
Loss Contingencies
The Company determines whether to accrue and/or disclose for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. The Company's assessment is developed in consultation with its outside counsel and other advisers and is based on an analysis of possible outcomes. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. The Company believes that its assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, the Company's assessment may prove ultimately to be incorrect, which could materially impact the consolidated financial statements. See Note 19 - Commitments and Contingencies.
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
Interest Rate Risk
The Company is subject to interest rate risk on its fixed and floating rate debt. As of December 31, 2016, $161.3 million of the Company’s debt and $130.1 million of the Company's accounts payable confirming arrangements were subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and accounts payable confirming arrangements, assuming no changes in the Company’s financial structure, if market interest rates average 1% higher over the next twelve months than the market interest rates as of December 31, 2016, interest expense for the next twelve months would increase by approximately $2.9 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
Raw Material Price Risk
The costs of copper and aluminum, the most significant raw materials we use, have been subject to considerable volatility caused by supply conditions, weather, political and economic variables as well as other unknown and unpredictable variables. This copper and aluminum price volatility is representative of all reportable segments. In addition, the Company has historically experienced volatility on raw materials other than copper and aluminum used in cable manufacturing, such as insulating compounds, wood reels, freight costs and energy costs. Generally, the Company attempts to adjust selling prices in most of its markets in order to offset the impact of this raw material price and other cost volatility on reported earnings. The Company’s ability to execute and ultimately realize price adjustments is influenced by competitive conditions in its markets, including manufacturing capacity utilization.
The Company enters into commodity instruments to hedge the purchase of copper, aluminum as well as other raw materials in future periods. Principal transactions hedged during the year were firm sales and purchase commitments. In 2016, the Company accounted for these commodity instruments as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
In 2016, the Company estimates that a 10% increase in copper and aluminum costs over current market prices would have increased the Company's Cost of sales by approximately $155 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum.
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
In 2016, the Company accounted for these foreign currency exchange contracts as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2016 and 2015, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheet included a cumulative translation loss of

$228.2 million and $275.6 million, respectively. A 10% increase in the value of the U.S. dollar relative to foreign currencies would increase the cumulative translation loss resulting in a reduction to recorded equity of approximately $51.5 million in 2016. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks, particularly in the Company’s emerging or developing markets within its Latin America and Africa/Asia Pacific segments.

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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures at a reasonable assurance level were effective as of December 31, 2016.

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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2016 using the framework established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
See the information on the Company’s Executive Officers in Item 1 - Business – Executive Officers of the Registrant. Except as set forth in Item 1 - Business, the additional information required by this item, including information on the Directors of the Company, will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
The Company has adopted a Code of Ethics and Business Conduct that applies to its directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. A copy of the Code of Ethics and Business Conduct is available on the Company’s website, www.generalcable.com, and may be found under the “Investor Information” section by clicking on “Corporate Governance”. This document is also available in print to any shareholders who request it. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the location specified above.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in the definitive Proxy Statement which General Cable intends to file with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed, or furnished as applicable, as part of the 2016 Annual Report on Form 10-K:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2016, 2015 and 2014:

II. Valuation and Qualifying Accounts Page 113

All other schedules for which provisions are made in the applicable SEC regulation have been omitted as they are not applicable, not required, or the required information is included in the Consolidated Financial Statements or Notes thereto.

3. The exhibits listed on the accompanying Exhibit Index are filed or furnished, as applicable, herewith or incorporated herein by reference.

Documents indicated by a double asterisk (**) are filed or furnished, as applicable, herewith; documents indicated by an asterisk (*) identify each management contract or compensatory plan. Documents not indicated by a double asterisk are incorporated by reference to the document indicated. The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto (or as exhibits, schedules, annexes or other attachments thereto) should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	February 24, 2017	By:	/s/ MICHAEL T. MCDONNELL
Michael T. McDonnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of General Cable Corporation and in the capacities and on the date indicated.

/s/ MICHAEL T. MCDONNELL	President, Chief Executive Officer and Director	February 24, 2017
Michael T. McDonnell	(Principal Executive Officer)

/s/ MATTI M. MASANOVICH	Senior Vice President and Chief Financial Officer	February 24, 2017
Matti M. Masanovich	(Principal Financial Officer)

/s/ LEONARD R. TEXTER	Senior Vice President and Global Controller	February 24, 2017
Leonard R. Texter	(Principal Accounting Officer)

/s/ JOHN E. WELSH, III *	Non-executive Chairman and Director	February 24, 2017
John E. Welsh, III

/s/ SALLIE B. BAILEY*	Director	February 24, 2017
Sallie B. Bailey

/s/ NED HALL *	Director	February 24, 2017
Ned Hall

/s/ GREGORY E. LAWTON *	Director	February 24, 2017
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT *	Director	February 24, 2017
Craig P. Omtvedt

/s/ PATRICK M. PREVOST *	Director	February 24, 2017
Patrick M. Prevost

* By	/s/ EMERSON C. MOSER
Emerson C. Moser
Attorney - in - fact

Exhibit Index

Exhibit Number	Description
2.1
Purchase Agreement, dated as of June 25, 2015, by and between General Cable Corporation and MM Logistics Co., Ltd. (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015).

2.2
Stock and Asset Purchase Agreement, dated as of May 23, 2016, among General Cable Industries, Inc., Prestolite de México, S.A. de C.V., GK Technologies, Inc., General Cable de México, S.A. de C.V., General Cable Technologies Corporation, Servicios Latinoamericanos GC S.A. de C.V., Standard Motor Products, Inc., Standard Motor Products de Mexico S. de R.L. de C.V. and Motortronics, Inc., (incorporated by reference to Exhibit 2.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2016).

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

4.3
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

4.3.1
First Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of September 6, 2013 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 2013).

4.3.2
Second Supplemental Indenture for the 5.75% Senior Notes due 2022 dated as of November 8, 2013 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2013).

4.3.3
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

10.6.1*
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

10.6.2(††)
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

10.6.3
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

10.6.4
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

10.6.5
Amendment No. 5 to Amended and Restated Credit Agreement, dated March 9, 2015 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto, the several lenders and financial institutions party thereto, and JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 13, 2015).

10.6.6
Amendment No. 6 to Amended and Restated Credit Agreement and Limited Waiver No. 2, dated February 9, 2016 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto, the several lenders and financial institutions party thereto, and JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.6.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.6.7
Commitment reduction notice, dated November 8, 2016, to the Amended and Restated Credit Agreement, dated as of September 6, 2013, as amended, by and among General Cable Industries, Inc., General Cable Company Ltd., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2016).

10.7*
General Cable Corporation 2014 Executive Officer Severance Plan effective August 1, 2014 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.8*
General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on March 30, 2015).

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

10.8.6*
Form of Restricted Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.8.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.8.7*
Form of Performance Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.8.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.12*
Offer Letter, dated January 7, 2015, by and between General Cable Corporation and Emerson Moser (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016).

10.13*
CFO Consulting Agreement, dated as of August 3, 2016, by and between the Company and Kreidler Advisory Services LLC (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.14*,**	Separation Agreement, dated as of March 21, 2016 as amended on June 14, 2016, between the Company and Brian J. Robinson.
10.15*,**	Separation Agreement, dated as of August 12, 2016, between the Company and Gregory J. Lampert.
10.16*
Offer Letter, dated October 12, 2016, by and between the Company and Matti Masanovich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 2016).

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	List of Subsidiaries of General Cable.
23.1**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Filed or furnished, as applicable, herewith.
(†)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on January 22, 2014.
(††)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on August 1, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), cash flows and changes in total equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Cable Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 24, 2017

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Net sales	$3,858.4	$4,514.5	$5,979.8
Cost of sales	3,451.3	4,082.1	5,586.6
Gross profit	407.1	432.4	393.2
Selling, general and administrative expenses	408.9	412.3	450.7
Goodwill impairment charges	9.0	3.9	155.1
Intangible asset impairment charges	7.5	1.7	98.8
Operating income (loss)	(18.3)	14.5	(311.4)
Other income (expense)	7.2	(71.3)	(212.9)
Interest income (expense):
Interest expense	(89.5)	(97.0)	(116.3)
Interest income	2.5	2.7	4.5
	(87.0)	(94.3)	(111.8)
Income (loss) before income taxes	(98.1)	(151.1)	(636.1)
Income tax (provision) benefit	3.7	14.8	(8.3)
Equity in net earnings of affiliated companies	0.9	0.5	1.4
Net income (loss) including noncontrolling interest	(93.5)	(135.8)	(643.0)
Less: net income (loss) attributable to noncontrolling interest	0.3	(13.9)	(15.4)
Net income (loss) attributable to Company common shareholders	$(93.8)	$(121.9)	$(627.6)
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(1.89)	$(2.49)	$(12.86)
Earnings (loss) per common share-assuming dilution	$(1.89)	$(2.49)	$(12.86)
Dividends per common share	$0.72	$0.72	$0.72
Comprehensive income (loss):
Net income (loss)	$(93.5)	$(135.8)	$(643.0)
Currency translation gain (loss)	47.9	(100.2)	(97.3)
Defined benefit plan adjustments, net of tax of $3.6 million in 2016, $7.2 million in 2015 and $14.6 million in 2014	6.6	15.1	(25.7)
Other, net of tax	—	—	(7.6)
Comprehensive income (loss), net of tax	$(39.0)	$(220.9)	$(773.6)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	1.0	(22.2)	5.3
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(40.0)	$(198.7)	$(778.9)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	Dec 31, 2016	Dec 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$101.1	$112.4
Receivables, net of allowances of $20.2 million in 2016 and $23.0 million in 2015	664.5	715.4
Inventories	768.2	846.4
Prepaid expenses and other	65.4	66.2
Total current assets	1,599.2	1,740.4
Property, plant and equipment, net	529.3	563.2
Deferred income taxes	20.4	30.9
Goodwill	12.0	22.2
Intangible assets, net	28.3	36.6
Unconsolidated affiliated companies	9.0	8.4
Other non-current assets	43.4	52.9
Total assets	$2,241.6	$2,454.6
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$414.0	$428.7
Accrued liabilities	419.6	352.5
Current portion of long-term debt	67.5	168.1
Total current liabilities	901.1	949.3
Long-term debt	871.1	911.6
Deferred income taxes	126.7	145.5
Other liabilities	173.8	187.1
Total liabilities	2,072.7	2,193.5
Commitments and Contingencies (See Note 19)
Redeemable noncontrolling interest	—	18.2
Total Equity:
Common stock, $0.01 par value, issued and outstanding shares:
2016 — 49,390,850 (net of 9,419,116 treasury shares) 2015 — 48,908,227 (net of 9,901,739 treasury shares)	0.6	0.6
Additional paid-in capital	711.0	720.5
Treasury stock	(169.9)	(180.1)
Retained earnings (deficit)	(102.2)	27.2
Accumulated other comprehensive income (loss)	(286.4)	(340.2)
Total Company shareholders’ equity	153.1	228.0
Noncontrolling interest	15.8	14.9
Total equity	168.9	242.9
Total liabilities, redeemable noncontrolling interest and equity	$2,241.6	$2,454.6
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in millions)

	Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$(93.5)	$(135.8)	$(643.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86.0	96.4	125.4
Amortization on restricted stock awards	—	—	1.0
Foreign currency exchange (gain) loss	0.6	61.4	202.5
Non-cash asset impairment charges	59.5	67.3	421.7
Non-cash interest charges	5.0	3.6	1.7
Deferred income taxes	(22.7)	(24.4)	(14.4)
Venezuela deconsolidation charge	—	12.0	—
(Gain) loss on disposal of subsidiaries	(25.6)	(5.1)	(17.6)
(Gain) loss on disposal of property	2.1	2.5	0.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	11.2	133.5	(0.4)
(Increase) decrease in inventories	52.6	34.0	110.8
(Increase) decrease in other assets	7.3	23.0	24.5
Increase (decrease) in accounts payable	2.8	(37.6)	(69.0)
Increase (decrease) in accrued and other liabilities	69.3	(31.9)	(10.5)
Net cash flows of operating activities	154.6	198.9	133.2
Cash flows of investing activities:
Capital expenditures	(84.1)	(61.5)	(89.6)
Proceeds from properties sold	1.5	1.8	21.4
Reduction of cash due to Venezuela deconsolidation	—	(8.2)	—
Disposal of subsidiaries, net of cash disposed of	81.8	78.4	52.4
Other	0.2	—	(0.2)
Net cash flows of investing activities	(0.6)	10.5	(16.0)
Cash flows of financing activities:
Dividends paid to shareholders	(35.6)	(35.3)	(35.4)
Proceeds from debt	1,516.2	2,945.5	2,689.9
Repayments of debt	(1,635.2)	(3,167.2)	(2,740.3)
Purchase of noncontrolling interest	(18.0)	—	(0.7)
Dividends paid to noncontrolling interest	(0.1)	(2.5)	(6.2)
Proceeds from sale leaseback transaction	6.2	—	—
Repurchase of common shares	—	—	(30.7)
Proceeds from exercise of stock options	1.2	0.2	0.3
Net cash flows of financing activities	(165.3)	(259.3)	(123.1)
Effect of exchange rate changes on cash and cash equivalents	—	(43.5)	(205.8)
Cash held for sale	—	—	(1.3)
Increase (decrease) in cash and cash equivalents	(11.3)	(93.4)	(213.0)
Cash and cash equivalents — beginning of year	112.4	205.8	418.8
Cash and cash equivalents — end of year	$101.1	$112.4	$205.8
Supplemental Information
Cash paid during the year for:
Income tax payments	$16.3	$13.6	$22.5
Interest paid	$81.4	$87.1	$111.0
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$24.1	$13.3	$20.5
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity (dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Capital	Stock	Earnings/(Deficit)	Income/(Loss)	Equity	Interest
Balance, December 31, 2013	$1,379.8	49,598	$0.6	$699.6	$(155.3)	$847.4	$(112.1)	$1,280.2	$99.6
Comprehensive income (loss)	(773.6)					(627.6)	(151.3)	(778.9)	5.3
Common stock dividend ($0.72 per share)	(35.4)					(35.4)		(35.4)
Sale of subsidiaries - noncontrolling interest	(31.5)							—	(31.5)
Stock option and RSU expense	14.5			14.5				14.5
Exercise of stock options	0.3	20		(0.1)	0.4			0.3
Treasury shares related to nonvested stock vesting	(1.8)	(63)			(1.8)			(1.8)
Amortization of nonvested shares	0.2			0.2				0.2
Excess tax benefits (deficiencies) from stock-based compensation	(0.5)			(0.5)				(0.5)
Purchase of noncontrolling interest	(0.7)			(1.9)				(1.9)	1.2
Dividends paid to noncontrolling interest	(6.2)							—	(6.2)
Repurchase of shares	(30.7)	(1,000)			(30.7)			(30.7)
Other	(1.2)	128		3.0	3.1			6.1	(7.3)
Balance, December 31, 2014	$513.2	48,683	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$452.1	$61.1
Comprehensive income (loss)	(220.9)					(121.9)	$(76.8)	(198.7)	(22.2)
Common stock dividend ($0.72 per share)	(35.3)					(35.3)		(35.3)
Sale of subsidiaries - noncontrolling interest	(21.5)							—	(21.5)
Stock option and RSU expense	7.5			7.5				7.5
Exercise of stock options	0.2	18		(0.1)	0.3			0.2
Treasury shares related to nonvested stock vesting	(0.7)	(56)			(0.7)			(0.7)
Excess tax benefits (deficiencies) from stock-based compensation	(1.7)			(1.7)				(1.7)
Dividends paid to noncontrolling interest	(2.5)							—	(2.5)
Other	4.6	263			4.6			4.6
Balance, December 31, 2015	$242.9	48,908	$0.6	$720.5	$(180.1)	$27.2	$(340.2)	$228.0	$14.9
Comprehensive income (loss)	(39.0)					(93.8)	$53.8	(40.0)	1.0
Common stock dividend ($0.72 per share)	(35.6)					(35.6)		(35.6)
Stock option and RSU expense	5.4			5.4				5.4
Exercise of stock options	1.2	60		0.1	1.1			1.2
Excess tax benefits (deficiencies) from stock-based compensation	(5.0)			(5.0)				(5.0)
Dividends paid to noncontrolling interest	(0.1)							—	(0.1)
Other	(0.9)	423		(10.0)	9.1			(0.9)
Balance, December 31, 2016	$168.9	49,391	$0.6	$711.0	$(169.9)	$(102.2)	$(286.4)	$153.1	$15.8
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. General
General Cable Corporation (the "Company") is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company sells copper, aluminum and fiber optic wire and cable products worldwide. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Additional financial information regarding the segments appears in Note 18 - Segment Information. As of December 31, 2016, General Cable operated 33 manufacturing facilities in 16 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
The results of Asia Pacific are presented in continuing operations for all periods disclosed in this report. Previously, the results of these businesses were presented as discontinued operations; however, in the third quarter of 2016 management determined that the held for sale criteria was no longer met for the remaining Asia Pacific operations, primarily driven by management’s belief that the probability of a sale within one year is uncertain. The Company’s Asia Pacific businesses that have been sold to date, in the aggregate, are not considered a strategic shift; therefore, the Company no longer presents the Asia Pacific operations as discontinued operations in its consolidated financial statements for all periods presented. See Note 3 - Divestitures for additional details.
Prior to October 2, 2015, the Company included the results of the Venezuelan operations in the consolidated financial statements using the consolidation method of accounting. The Company’s Venezuelan earnings and cash flows were reflected in the historical consolidated financial statements using a combination of official exchange rates, including the SICAD 1, SICAD 2 and SIMADI rates. Evolving conditions in Venezuela, prior to the Company's sale of the business, including currency exchange regulations which reduced access to dollars through currency exchange markets and local market dynamics, resulted in an other-than-temporary lack of exchangeability between the Venezuelan bolivar and U.S. dollar, and restricted the Company's Venezuelan operations’ ability to pay dividends and satisfy certain other obligations denominated in U.S. dollars. Additionally, the existence of governmental limitations restricted the Company's ability to control its Venezuelan operations. For accounting purposes, this lack of exchangeability and governmental restrictions on operations resulted in a lack of control. Therefore, in accordance with ASC 810, the Company deconsolidated its Venezuelan subsidiary as of October 2, 2015 and began accounting for the investment in the Venezuelan subsidiary using the cost method of accounting. Since October 2, 2015, and through the date of the sale, the Company's financial results did not include the operating results of its Venezuelan subsidiary and the carrying value of the cost method investment was zero. On July 6, 2016, the Company completed the sale of its Venezuelan subsidiary. See Note 3 - Divestitures for additional details.
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

Historically, the Company has not experienced material changes in estimates as it relates to the revenue recognized under the percentage of completion method. However, in 2014, the Company completed a number of critical project milestones related to one certain submarine turnkey project at the Company's German submarine power cable manufacturing facility and resolved certain claims with the customer. As a result, the Company determined to no longer use the zero-profit method of accounting for this project, which had been used due to certain project failures. Based on this change in estimate and the resolution of certain claims, the Company's gross profit increased $18.3 million in the year ended December 31, 2014. There was no material impact to gross profit as a result of changes in estimates related to revenue recognition under the percentage of completion method in 2015 or 2016.
Revenue Recognition
The majority of the Company’s revenue is recognized when goods are shipped to the customer, title and risk of loss are transferred, pricing is fixed and determinable and collectability is reasonably assured. Most revenue transactions represent sales of inventory. A provision for payment discounts, product returns, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized. A portion of the Company's revenue consists of long-term contracts for specialized products that can include installation and/or other services and is recognized based on the percentage of completion method generally based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion; and there is an enforceable agreement between parties who can fulfill their contractual obligations. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full in the period when determined.
Share-Based Compensation
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
Foreign Currency
For operations outside the United States that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at spot exchange rates at the end of the period. Foreign currency translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in total equity. Upon sale or upon complete or substantially complete liquidation of an investment in a foreign entity, the foreign currency translation adjustment attributable to that entity is removed from accumulated other comprehensive income (loss) and reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) within other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The testing of these long-lived assets for impairment also requires a significant amount of judgment and assumptions, particularly as it relates to identification of asset groups and the determination of fair market value. The Company evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. See Note 4 - Restructuring and Note 7 - Property, Plant and Equipment.
The Company evaluates long-lived assets to be sold or abandoned to determine if the long-lived assets shall be classified as held for sale. The Company reviewed each remaining disposal group in the Company's Africa/Asia Pacific reportable segment to determine if the assets should be considered held for sale. As of December 31, 2016, the Company determined that the remaining Africa businesses and the remaining Asia Pacific Operations did not meet the held for sale criteria set forth in ASC 360, primarily driven by management’s belief that the probability of a sale within one year is uncertain. Additionally, the Company's businesses that have been sold to date, in the aggregate, are not considered a strategic shift. See Note 3 - Divestitures for additional details.
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
With the exception of the impairment charges noted at Note 8 - Goodwill and Other Intangible Assets, net, the annual impairment test for both remaining goodwill and indefinite lived intangible assets indicated there was no impairment. However, future changes in judgments, assumptions and estimates that are used in the annual impairment testing, including discount and tax rates, future cash flow projections, or the long term growth rate could result in significantly different estimates of fair value.
Intangible assets that are not deemed to have an indefinite life, principally customer relationships and tradenames, are amortized over their useful lives based on the expected economic benefit consistent with the historical customer attrition rates. See Note 8 - Goodwill and Other Intangible Assets, net.
Severance Expenses
In 2015 and 2014, the Company announced restructuring plans. As a result, the Company has incurred restructuring costs which include employee separation costs. The charges relate to involuntary separations and the amounts are based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or as charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712"). The charges are recognized when it is probable that a liability has been incurred and the amount of such liability is reasonably estimable. Management estimates must be applied to determine when it is appropriate to record restructuring accruals as well as assumptions in calculating the restructuring accruals, as employees could choose to voluntarily leave the Company, forfeiting termination benefits. To the extent these assumptions and estimates change, there could be future subsequent adjustments to the accrual balance.
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
Derivative Financial Instruments
It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage commodity and foreign currency risk. In the normal course of business, the Company occasionally enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. At December 31, 2016, there were no derivatives that were designated as cash flow hedges.
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
Loss Contingencies
The Company determines whether to accrue and/or disclose for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable. The Company's assessment is developed in consultation with its outside counsel and other advisers and is based on an analysis of possible outcomes. Loss contingency assumptions involve judgments that are inherently subjective and can involve matters that are in litigation, which, by its nature is unpredictable. The Company believes that its assessment of the probability of loss contingencies is reasonable, but because of the subjectivity involved and the unpredictable nature of the subject matter at issue, the Company's assessment may prove ultimately to be incorrect, which could materially impact the consolidated financial statements. See Note 19 - Commitments and Contingencies.
Self-insurance
The Company is self-insured for certain employee medical benefits, workers’ compensation benefits, environmental and asbestos-related issues. The Company has purchased stop-loss coverage in order to limit its exposure to any significant level of workers’ compensation claims. Certain insurers are also partly responsible for coverage on many of the asbestos-related issues (refer to

Note 19 - Commitments and Contingencies). Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred using the Company’s historical claims experience.
Concentration of Risk
General Cable sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. General Cable customers generally receive a 30 to 60 day payment period on purchases from the Company, with exceptions in certain end markets. Certain automotive customers of the Company receive payment terms ranging from 45 days to 360 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. General Cable maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2016, 2015 and 2014 was $5.1 million, $8.1 million and $11.4 million, respectively.
The Company has centralized purchasing of copper, aluminum and other significant raw materials. In 2016, the Company's largest North American supplier of copper accounted for approximately 70% of its total copper purchases while the largest supplier of aluminum accounted for approximately 50% of its total aluminum purchases. In Latin America, the Company’s largest supplier of copper accounted for approximately 75%  of its total copper purchases while the largest supplier of aluminum accounted for approximately 50% of its total aluminum purchases. In Europe, the Company's largest supplier of copper accounted for approximately 50% of its total copper purchases while the largest supplier of aluminum accounted for approximately 40% of its total aluminum purchases.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2016, the Company had recorded a net deferred tax liability of $106.3 million ($199.3 million deferred tax asset less $305.6 million deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2016, the Company recorded a valuation allowance of $177.1 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company would reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
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
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $114.2 million, $118.0 million and $157.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $7.9 million, $10.4 million and $14.2 million in 2016, 2015 and 2014, respectively.
New Accounting Pronouncements
During the year ended December 31, 2016, the Company did not change any of its existing accounting policies that are expected to have a material effect on the consolidated financial statements.
The following accounting pronouncements were adopted and became effective with respect to the Company in 2016 and 2015:
In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This update provides guidance on simplifying the presentation of deferred income taxes. Prior to the adoption of ASU 2015-17, deferred income tax liabilities and assets were separated into current and non-current amounts while ASU 2015-17 amends the standard to require that deferred tax liabilities and assets be classified as non-current. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented with earlier application permitted as of the beginning of an interim or annual reporting period. The Company elected early adoption of the standard on a prospective basis and implemented ASU 2015-17 for the year ended December 31, 2015. Adoption of this ASU resulted in reclassifications of current deferred tax assets and current deferred tax liabilities to non-current in the Company's Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient in accordance with the standard for fair value measurement. The update was effective for the Company beginning January 1, 2016 and requires retrospective application. The fair value disclosure for the Company’s defined benefit pension plan investments as of December 31, 2016 and 2015 have been updated to reflect the adoption of this standard (refer to Note 13 - Employee Benefit Plans). The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The update requires retrospective application and represents a change in accounting principle. Debt issuance costs of $1.5 million, previously recorded to Prepaid expenses and other, and $10.6 million, previously recorded to Other non-current assets, are now presented as a direct deduction from the carrying amount of Long-term debt on the Company's Consolidated Balance Sheet as of December 31, 2015.
In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This standard provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.
The following recently issued accounting pronouncements will become effective in future periods with respect to the Company:
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." This update eliminates the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. Under this update, the selling (transferring) entity is required to recognize a current tax expense or benefit upon transfer of the asset, and the purchasing (receiving) entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. This update is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted for all entities as of the beginning of a fiscal year for which neither the annual or interim financial statements have been issued. If an entity chooses to early adopt the amendments in this update, it must do so in the first interim period of its annual financial statements. The amendments in this update should be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. ASU 2016-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." The update eliminates the current diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance on eight specific cash flow classification issues. This update is effective for annual and interim reporting periods beginning after December 15, 2017 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted in any interim or annual period for financial statements that have not been previously issued. ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The standard will impact the Company's Consolidated Balance Sheets. The Company has not determined the quantitative impact of adoption (refer to Note 19 - Commitments and Contingencies for the Company's future minimum rental payments). The standard is not expected to have a material impact on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
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
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)", which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017 with early application permitted for annual and interim reporting periods beginning after December 15, 2016. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method. The standard will accelerate the timing of when revenue is recognized for arrangements involving consignment inventory and arrangements when the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company will adopt this standard on January 1, 2018 using the modified retrospective (cumulative effect) transition method and is currently evaluating the impact of this standard on the Company's Consolidated Financial Statements.

3. Divestitures
October 2014 Divestiture Plan
In October 2014, the Company announced the intent to divest all of the Company's operations in Asia Pacific and Africa. The Company expects to incur a total of approximately $10 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Charges incurred for the years ended December 31, 2016 and 2015 were $2.1 million and $3.4 million, respectively. The charges were immaterial for the year ended December 31, 2014.
Asia Pacific
As part of the October 2014 announcement, the Company completed the following as of December 31, 2016 (in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss) (1)
India (2)	Sale	First Quarter 2016	$10.8	$1.6
Thailand	Sale	Third Quarter 2015	88.0	16.1
Fiji	Sale	First Quarter 2015	9.3	(2.6)
Keystone	Sale	First Quarter 2015	11.0	3.6
PDP and PDEP	Sale	Fourth Quarter 2014	67.1	17.6

(1)
The pre-tax gain / (loss) for each sale was recorded in the SG&A expenses caption of the Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) included the reclassification of foreign currency translation adjustments upon sale of the entity.

(2)	Prior to the sale, the Company recorded a long-lived asset impairment loss in cost of sales of $13.6 million in the year ended December 31, 2015.
The results of the Asia Pacific operations were previously presented as discontinued operations; however, in the third quarter of 2016, management determined that the sale of these businesses within one year was uncertain, and therefore determined that the held for sale criteria was no longer met for the group of components in the remaining Asia Pacific operations. As a result and because the businesses that have been sold to date including India, Thailand, Fiji, Keystone and the Philippines, in the aggregate, are not considered a strategic shift; the Asia Pacific operations are no longer be presented as discontinued operations in the financial statements for all periods presented. The Company's results from the Asia Pacific operations are presented in continuing operations for all periods disclosed in this report.
The Company reclassified the remaining Asia Pacific operations' assets and liabilities previously presented as held for sale to held and used on its Consolidated Balance Sheets as of December 31, 2015. The remaining Asia Pacific operations are measured at the carrying amount before the assets were classified as held for sale, adjusted for depreciation and amortization expense that would have been recognized had the assets been continuously classified as held for use. The adjustments in the year ended December 31, 2016 are not material.
The sales of Thailand and PDP and PDEP are considered disposals of an individually significant component of an entity per ASC 205. The pre-tax loss of Thailand in the years ended December 31, 2015 and 2014 was $7.6 million and $84.1 million, respectively. The pre-tax loss attributable to the Company in the years ended December 31, 2015 and 2014 was $5.7 million and $63.5 million, respectively. The pre-tax profit of PDP and PDEP in the year ended December 31, 2014 was $10.4 million and the pre-tax profit attributable to the Company in the ended December 31, 2014 was $6.2 million.
Africa
The Company's Africa businesses, and disposals of related operations to date, are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company has completed the following as of December 31, 2016 (in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain (Loss)(1)
South Africa - Durban(2)	Closure	Fourth Quarter 2016	$—	$1.6
South Africa - National Cables(2)	Closure	Fourth Quarter 2016	—	(29.4)
Zambia	Sale	Third Quarter 2016	9.8	(14.4)
Egypt (3)	Sale	Second Quarter 2016	5.8	(8.4)

(1)
The pre-tax gain / (loss) for each sale was recorded in the SG&A expenses caption of the Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) included the reclassification of foreign currency translation adjustments upon sale of the entity.

(2)	The gain (loss) represents foreign currency translation adjustments reclassified from accumulated other comprehensive income upon liquidation.

(3)	Prior to the sale, the Company recorded a long-lived asset impairment loss in cost of sales of $6.0 million in the first quarter of 2016.

As of December 31, 2016, the Company determined that the remaining Africa businesses did not meet the held for sale criteria set forth in ASC 360. Management’s belief is that the probability of a sale within one year is uncertain.
Venezuela Divestiture
In the third quarter of 2016, the Company completed the sale of its Venezuelan subsidiary for cash consideration of approximately $6 million. The pre-tax gain recognized in the year ended December 31, 2016 was $5.9 million, and is included in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the Europe segment (based on the legal entity structure).
4. Restructuring
November 2015 restructuring program
In the fourth quarter of 2015, the Company committed to a new strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2016, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$65.0	$22.0	$8.0	$95.0
Costs incurred 2015 - Cost of sales	$0.1	$5.0	$1.7	$6.8
Costs incurred 2015 - SG&A	—	1.7	0.1	1.8
Total costs incurred, December 31, 2015	$0.1	$6.7	$1.8	$8.6
Costs incurred 2016 - Cost of sales	$7.4	$10.5	$2.6	$20.5
Costs incurred 2016 - SG&A	41.3	3.2	0.8	45.3
Total costs incurred, December 31, 2016	$48.7	$13.7	$3.4	$65.8
Total aggregate costs to date	$48.8	$20.4	$5.2	$74.4
Estimated remaining costs	$16.2	$1.6	$2.8	$20.6
Changes in the restructuring reserve and activity for the years ended December 31, 2016 and 2015 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$15.0	$25.0	$55.0	$95.0
Balance, December 31, 2014	$—	$—	$—	$—
Net provisions	$2.2	$1.9	$4.5	$8.6
Net benefits charged against the assets and other	—	(1.9)	(0.3)	(2.2)
Payments	(0.9)	—	(1.0)	(1.9)
Balance, December 31, 2015	$1.3	$—	$3.2	$4.5
Net provisions	$10.5	$19.4	$35.9	$65.8
Net benefits charged against the assets and other	—	(19.4)	(0.7)	(20.1)
Payments	(5.8)	—	(25.0)	(30.8)
Foreign currency translation	(0.1)	—	(0.1)	(0.2)
Balance, December 31, 2016	$5.9	$—	$13.3	$19.2
Total aggregate costs to date	$12.7	$21.3	$40.4	$74.4

Employee Separation Costs
The Company recorded employee separation costs of $10.5 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. The employee separation charges were $6.3 million and $0.1 million in North America, $3.4 million and $1.4 million in Europe and $0.8 million and $0.7 million in Latin America for the years ended December 31, 2016 and 2015, respectively.
Employee separation costs include severance and retention bonuses. As of December 31, 2016, employee separation costs included severance charges for approximately 370 employees; approximately 260 of these employees were classified as manufacturing employees and approximately 110 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712").
Asset-Related Costs
The Company recorded asset-related costs of $19.4 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. The asset-related charges were $13.9 million in North America for the year ended December 31, 2016. The asset-related charges for the years ended December 31, 2016 and 2015 were $3.7 million and $1.0 million in Europe and $1.8 million and $0.9 million in Latin America, respectively.
Asset-related costs consist of asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. Refer to Note 21 - Fair Value for additional details regarding valuation techniques used to determine fair value.
The Company notes the plan to abandon a long-lived asset before the end of its previously estimated useful life is a change in accounting estimate per ASC 250 - Accounting Changes and Error Corrections. The annual depreciation impact from the asset write-downs and changes in estimated useful lives is not material.
In 2016, as part of the new strategic plan, the Company's management evaluated alternatives for its automotive business which included the sale of its automotive ignition wire business in the second quarter as noted above. In the third quarter of 2016, the Company continued to pursue alternatives for the remaining automotive business. As a result of this change in strategy, the Company performed an impairment test in the third quarter of 2016. Using a market approach, the Company recorded a goodwill impairment charge of $7.4 million and an impairment charge on the amortized intangible assets of $4.7 million. These costs are included as asset-related costs, and were recorded in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the North America reportable segment. As of December 31, 2016, goodwill and intangible assets related to the acquisition of the automotive business was zero.
Other Costs
The Company recorded other restructuring-type charges of $35.9 million and $4.5 million for the years ended December 31, 2016 and 2015, respectively. The other restructuring-type charges were $28.5 million in North America for the year ended December 31, 2016, and $6.6 million and $4.3 million in Europe and $0.8 million and $0.2 million in Latin America for the years ended December 31, 2016 and 2015, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. These restructuring -type charges primarily include project management costs, such as consulting fees related to the supply chain redesign and the cost to change internal systems and processes to support the underlying organizational changes, as well as working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.
North America automotive ignition wire sale
As part of the strategic roadmap, in the second quarter of 2016, the Company completed the sale of its North American Automotive Ignition Wire business for total consideration of $70.7 million. The pre-tax gain recognized in the year ended December 31, 2016 was $53.2 million. The gain is recognized in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). This disposal did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
July 2014 restructuring program
In July 2014, the Company announced a comprehensive restructuring program. As of December 31, 2016, this program is substantially complete and future estimated costs are expected to be immaterial. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally.

Total costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Africa/Asia Pacific	Total
Costs incurred 2014 - Cost of sales	$6.3	$105.2	$25.3	$14.9	$151.7
Costs incurred 2014 - SG&A	0.5	10.4	3.4	0.3	14.6
Total costs incurred, December 31, 2014	$6.8	$115.6	$28.7	$15.2	$166.3
Costs incurred 2015 - Cost of sales	$6.4	$7.4	$3.4	$(0.1)	$17.1
Costs incurred 2015 - SG&A	5.5	14.7	4.5	0.2	24.9
Total costs incurred, December 31, 2015	$11.9	$22.1	$7.9	$0.1	$42.0
Costs incurred 2016 - Cost of sales	$5.7	$0.7	$1.7	$—	$8.1
Costs incurred 2016 - SG&A	0.3	2.0	1.2	—	3.5
Total costs incurred, December 31, 2016	$6.0	$2.7	$2.9	$—	$11.6
Total aggregate costs to date	$24.7	$140.4	$39.5	$15.3	$219.9
Changes in the restructuring reserve and activity for the years ended December 31, 2016 and 2015 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Balance, December 31, 2014	$32.4	$—	$1.0	$33.4
Net provisions	$12.4	$15.8	$13.8	$42.0
Net benefits charged against the assets and other	(2.8)	(15.8)	(4.4)	(23.0)
Payments	(31.2)	—	(7.2)	(38.4)
Foreign currency translation	(3.1)	—	(0.2)	(3.3)
Balance, December 31, 2015	$7.7	$—	$3.0	$10.7
Net provisions	$1.3	$2.0	$8.3	$11.6
Net benefits charged against the assets and other	—	(2.0)	0.6	(1.4)
Payments	(8.8)	—	(7.4)	(16.2)
Foreign currency translation	(0.2)	—	—	(0.2)
Balance, December 31, 2016	$—	$—	$4.5	$4.5
Total aggregate costs to date	$52.4	$135.3	$32.2	$219.9
Employee Separation Costs
The Company recorded employee separation costs of $1.3 million, $12.4 million and $38.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The employee separation charges were $1.0 million, $8.2 million and $2.2 million in North America for the years ended December 31, 2016, 2015 and 2014, respectively, $2.7 million and $33.4 million in Europe for the years ended December 31, 2015 and 2014, respectively, $0.3 million, $1.0 million and $2.7 million in Latin America for the years ended December 31, 2016, 2015 and 2014, respectively, and $0.5 million and $0.4 million in Africa/Asia Pacific for the years ended December 31, 2015 and 2014, respectively.
Employee separation costs include severance, retention bonuses and pension costs. As of December 31, 2016, employee separation costs included severance charges for approximately 1,430 employees; approximately 1,110 of these employees were classified as manufacturing employees and approximately 320 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 or as charges for contractual termination benefits under ASC 712.
Asset-Related Costs
The Company recorded asset-related restructuring costs of $2.0 million, $15.8 million and $117.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The asset-related charges were $0.7 million, $0.6 million and $3.2 million in North America for the years ended December 31, 2016, 2015 and 2014, respectively, $10.8 million and $80.1 million in Europe for the years ended December 31, 2015 and 2014, respectively, $1.3 million, $4.4 million and $20.9 million in Latin America for the years ended December 31, 2016, 2015 and 2014, respectively, and $13.3 million in Africa/Asia Pacific for the year ended December 31, 2014.
Asset-related costs consist of asset write-downs and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. Refer to Note 21 - Fair Value for additional details regarding valuation techniques used to determine fair value.
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
Other Costs
The Company recorded other restructuring-type charges of $8.3 million, $13.8 million and $10.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The other restructuring-type charges were $4.3 million, $3.1 million and $1.4 million in North America, $2.7 million, $8.6 million and $2.1 million in Europe and $1.3 million, $2.5 million and $5.1 million in Latin America for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recorded a benefit of $0.4 million and charges of $1.5 million in Africa/Asia Pacific for the years ended December 31, 2015 and 2014, respectively.
Other restructuring-type charges are incurred as a direct result of the restructuring program. Such charges primarily include working capital write-downs not associated with normal operations, equipment relocation, termination of contracts, legal fees and other immaterial costs.
5. Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and Venezuela devaluation charges. During 2016, 2015 and 2014, the Company recorded other income of $7.2 million and other expense of $71.3 million and $212.9 million, respectively.
For 2016, other income was primarily attributable to $8.9 million related to gains on derivative instruments that were not designated as cash flow hedges, partially offset by $1.7 million related to foreign currency transaction losses.
For 2015, other expense was primarily attributable to the adoption of the SIMADI currency exchange system in Venezuela and ongoing remeasurement of the local balance sheet, which resulted in an expense of $22.9 million, $41.2 million related to foreign currency transaction losses, and $7.2 million related to losses on derivative instruments which were not designated as cash flow hedges.
For 2014, other expense was primarily attributable to $83.1 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the 6.30 BsF per U.S. dollar rate to the SICAD 1 rate, $90.2 million related to the Venezuela currency devaluation resulting from the remeasurement of the financial results at the SICAD 1 rate to the SICAD 2 rate, $30.3 million of foreign currency transaction losses, and losses of $4.0 million on derivative instruments that were not designated as cash flow hedges.
Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the Company's Venezuelan operations.

6. Inventories
As of December 31, 2016, all inventories are stated at the lower of cost or market value and consisted of the following (in millions):

	Dec 31, 2016	Dec 31, 2015
Raw materials	$170.7	$187.2
Work in process	130.3	127.2
Finished goods	467.2	532.0
Total	$768.2	$846.4
At December 31, 2016 and 2015, the Company had $19.3 million and $19.0 million of consignment inventory at locations not operated by the Company, respectively, with approximately 80% of the consignment inventory located in the United States and Canada.
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
7. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2016	Dec 31, 2015
Land	$44.7	$50.0
Buildings and leasehold improvements	206.5	206.3
Machinery, equipment and office furnishings	714.4	786.0
Construction in progress	53.5	26.3
Total — gross book value	1,019.1	1,068.6
Less accumulated depreciation	(489.8)	(505.4)
Total — net book value	$529.3	$563.2
Depreciation expense totaled $75.8 million, $84.1 million and $110.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The 2016, 2015 and 2014 asset impairment tests below incorporate Level 3 inputs in determining the fair value of the underlying assets. Development of estimates of fair values in these circumstances is complex and is dependent upon, among other factors, the nature of potential sales transactions, if any, composition of assets, comparability to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Refer to Note 21 - Fair Value for additional details regarding valuation techniques used to determine fair value.
2016 China Asset Impairment
In the fourth quarter of 2016, the Company updated its strategic path forward based on the current business environment and economic challenges. As a result, the performance of the business is anticipated to deteriorate such that the updated internal projections, using a probability weighted-average approach, indicated that the undiscounted expected future cash flows were less than the carrying value of the assets. A valuation of the China machinery and equipment and real property assets was performed; based on the results of the analysis, the Company recorded an impairment charge of $11.0 million in the fourth quarter of 2016. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of the China business are reported within the Africa/Asia Pacific reportable segment.
2016 Egypt Asset Impairment
In the first quarter of 2016, the Egyptian financial outlook, including anticipated cash flows from potential sales transactions, deteriorated due to evolving political and macroeconomic conditions in Egypt. Using a probability weighted-average approach, based on updated internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. A valuation of the Egypt machinery and equipment and real property assets was performed; based on the results of the analysis, the Company recorded an impairment charge of $6.0 million in the first quarter of 2016. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Egyptian results are reported within the Africa/Asia Pacific reportable segment.
2015 India Asset Impairment
In the third quarter of 2015, anticipated cash flows from potential sales transactions deteriorated. Using a probability weighted-average approach, based on internal financial projections developed by management and non-binding sale offers, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. A valuation of the India machinery and equipment and real property assets was performed. Based on the results of the analysis, the Company recorded an impairment charge of $13.6 million in the third quarter of 2015. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of the Company's India operations are reported within the Africa/Asia Pacific reportable segment.
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
2014 Venezuela Asset Impairment
Effective December 31, 2014, the Company expected that the majority of its Venezuelan subsidiary’s net monetary assets would be remeasured at the SICAD 2 rate since that was the rate the Company believed to be applicable for future dividend remittances. Due to the changes in the rate used to remeasure the financial statements of the Venezuelan subsidiary, the Company's estimated future operating results were determined to be lower than historical and previously projected future profit levels. The Company developed its internal forward business plans and 2015 outlook to determine the undiscounted expected future cash flows derived from the Venezuela long-lived assets. Based on the internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. Based on the results of the analysis, the Company recorded an impairment charge of $29.3 million in the fourth quarter of 2014. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of the Company's Venezuela operations are reported within the Latin America reportable segment. Refer to Note 2 - Summary of Significant Accounting Policies for more information regarding the Company's Venezuelan operations.
2014 India Asset Impairment
In the second quarter of 2014, the Indian financial outlook deteriorated. Based on updated internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. The Company performed an asset impairment recoverability analysis in accordance with ASC 360. Based on the results of the analysis, the Company recorded an impairment charge of $16.5 million in the second quarter of 2014. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of the Company's India operations are reported within the Africa/Asia Pacific reportable segment.
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

8. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill				Indefinite-lived intangible assets — Trade names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Total
Balance, December 31, 2014	$17.0	$3.0	$6.1	$26.1	$0.3	$0.4	$0.7
Currency translation and other adjustments	(0.5)	0.9	(0.4)	—	—	—	—
Goodwill and indefinite-lived asset impairment	—	—	(3.9)	(3.9)	—	—	—
Balance, December 31, 2015	$16.5	$3.9	$1.8	$22.2	$0.3	$0.4	$0.7
Currency translation and other adjustments	(1.0)	—	(0.2)	(1.2)	0.4	—	0.4
Goodwill and indefinite-lived asset impairment	(7.4)	—	(1.6)	(9.0)	(0.3)	—	(0.3)
Balance, December 31, 2016	$8.1	$3.9	$—	$12.0	$0.4	$0.4	$0.8
At December 31, 2016, the total accumulated goodwill impairment charge within the North America segment was $7.4 million prior to foreign currency translation adjustments. At December 31, 2016 and 2015, the total accumulated goodwill impairment charge within the Latin America segment was $82.6 million prior to foreign currency translation adjustments. At December 31, 2016 and 2015, the total accumulated goodwill impairment charge within the Africa / Asia Pacific segment was $77.4 million and $75.8 million, respectively, prior to foreign currency translation adjustments. At December 31, 2016 and 2015, the total accumulated indefinite-lived asset trade name impairment loss was $2.1 million, prior to foreign currency translation adjustments, within the North America segment, $68.9 million, prior to foreign currency translation adjustments, within the Latin America segment and $24.2 million, prior to foreign currency translation adjustments, within the Africa / Asia Pacific segment.
The amounts of other intangible assets were as follows (in millions):

	Dec 31, 2016	Dec 31, 2015
Amortized intangible assets:
Amortized intangible assets	$108.9	$129.4
Accumulated amortization	(85.0)	(87.9)
Foreign currency translation adjustment	(5.2)	(5.6)
Total Amortized intangible assets	$18.7	$35.9
Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2016 and 2015. Amortized intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets in 2016, 2015 and 2014 was $8.6 million, $11.6 million, and $14.0 million, respectively. The estimated amortization expense for the next five years in millions of dollars is: 2017 — $5.3 million, 2018 — $2.8 million, 2019 — $2.7 million, 2020 — $2.7 million, 2021 — $2.7 million and $2.5 million thereafter.
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

9. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2016	Dec 31, 2015
Payroll related accruals	$79.1	$85.8
Customers deposits and prepayments	63.6	81.3
Taxes other than income	20.0	20.1
Customer rebates	29.4	31.5
Insurance claims and related expenses	13.4	15.4
Current income tax liabilities	4.8	6.4
Restructuring reserve	23.7	15.0
SEC and DOJ settlements	82.3	28.0
Other accrued liabilities	103.3	69.0
Total	$419.6	$352.5

10. Long-Term Debt

(in millions)	Dec 31, 2016	Dec 31, 2015
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount	(255.6)	(257.8)
Debt issuance costs	(10.6)	(12.1)
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	75.9	127.6
Other	9.0	9.2
Europe
Revolving Credit Facility	—	8.7
Other	7.4	23.4
Latin America credit facilities	82.4	113.8
Africa/Asia Pacific credit facilities	0.6	37.4
Total debt	938.6	1,079.7
Less current maturities	67.5	168.1
Long-term debt	$871.1	$911.6
At December 31, 2016, maturities of long-term debt during the twelve month periods beginning December 31, 2017 through December 31, 2021 and thereafter were $67.5 million, $88.7 million, $8.3 million, $0.7 million and $1.1 million, respectively, and $772.3 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using observable quoted prices as well as inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes due 2022
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	December 31, 2016	December 31, 2015
Face Value	$600.0	$600.0
Debt issuance costs	(7.0)	(8.2)
Book value	593.0	591.8
Fair Value (Level 1)	579.0	450.0
Stated Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes due 2029 outstanding as of December 31, 2016 and 2015 are as follows:

	Subordinated Convertible Notes Due 2029

(in millions)	Dec 31, 2016	Dec 31, 2015
Face value	$429.5	$429.5
Debt discount	(255.6)	(257.8)
Debt issuance costs	(3.6)	(3.9)
Book value	170.3	167.8
Fair value (Level 1)	343.8	265.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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
(iv) a fundamental change as defined;

(v) at any time during the period beginning on August 31, 2029 and ending on the close of business on the business day immediately preceding the stated maturity date; and

(vi) on or after November 15, 2019, the Company may redeem all or a part of the notes for cash at a price equal to 100% of the principal amount of the notes, plus interest, if the price of the Company's common stock has been at least 150% of the conversion price then in effect for at least 20 trading days during the 30 consecutive trading day period immediately preceding the date on which notice is given.

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

Share issuable upon conversion	The Company may issue additional shares up to 11,686,075 under almost all conditions and up to 14,315,419 under the “make-whole” premium

Guarantee	None

(1)	In the event of a “fundamental change” or exceeding the aforementioned average pricing thresholds, the Company would be required to classify the amount outstanding as a current liability.

Revolving Credit Facility
On July 21, 2011, the Company entered into a $400 million Revolving Credit Facility, which was first amended in 2012 to increase the facility size to $700 million and then subsequently amended and restated on September 6, 2013 and further amended on October 22, 2013, May 20, 2014, September 23, 2014, October 28, 2014 and February 9, 2016, to, among other things, increase the Revolving Credit Facility to $1.0 billion. The Revolving Credit Facility was subsequently amended effective November 15, 2016 to decrease the facility size to $700 million, $441 million of which may be borrowed by the U.S. borrower, $210 million of which may be borrowed by the European borrowers and $49 million of which may be borrowed by the Canadian borrower. The Revolving Credit Facility contains restrictions including limitations on, among other things, distributions and dividends, acquisitions and investments, indebtedness, liens and affiliate transactions. The Revolving Credit Facility provides the Company with financial flexibility such that restrictions in the Revolving Credit Facility generally only apply in the event that undrawn availability under the Revolving Credit Facility falls below certain specific thresholds.
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of December 31, 2016, the availability under the Revolving Credit Facility is greater than $100 million. The fair value of the Revolving Credit Facility approximates the carrying value based on Level 2 inputs based on the short-term and asset-based nature of the Revolving Credit Facility and the related variable interest rate.
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
The Company's Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	Dec 31, 2016	Dec 31, 2015
Outstanding borrowings	$75.9	$136.3
Total credit under facility	700.0	1,000.0
Undrawn availability(1)	399.0	347.5
Interest rate	2.5%	2.5%
Outstanding letters of credit	$21.7	$36.7
Original issuance	Jul 2011
Maturity date	Sept 2018

(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2016 is $265.0 million, $36.6 million and $97.4 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2015 is $239.1 million, $34.8 million and $73.6 million, respectively.

Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	Dec 31, 2016	Dec 31, 2015
Outstanding borrowings	$82.4	$113.8
Undrawn availability	38.2	44.4
Interest rate — weighted average	11.0%	8.6%
Maturity date	Various; $63.9 million due within one year
The Company’s Latin America credit facilities are primarily short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature and variable interest rates of the facilities based on Level 2 inputs. In the first quarter 2017, the Company paid $26.0 million related to the Latin America credit facilities.
Africa/Asia Pacific Credit Facilities
The Company’s Africa/Asia Pacific credit facilities are summarized in the table below:

(in millions)	Dec 31, 2016	Dec 31, 2015
Outstanding borrowings	$0.6	$37.4
Undrawn availability	11.2	85.8
Interest rate — weighted average	8.5%	6.5%
Maturity date	Various; $0.6 million due within one year
The Company’s Africa/Asia Pacific credit facilities are short term loans utilized for working capital purposes. The fair value of the Africa/Asia Pacific credit facilities approximates the carrying value due to the short term nature and variable interest rates of the facilities based on Level 2 inputs.

11. Financial Instruments
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at December 31, 2016 and 2015 are shown below (in millions).

	December 31, 2016			December 31, 2015
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$142.5	$9.2	$1.8	$133.5	$0.3	$9.9
Foreign currency exchange	30.7	0.1	1.1	88.1	0.6	2.4
		$9.3	$2.9		$0.9	$12.3

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of  December 31, 2016 and 2015, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheets. As of  December 31, 2016 and 2015, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2016 and 2015, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions. Refer to Note 5 - Other Income (Expense) for more information.

12. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
United States	$(72.4)	$(30.2)	$(5.1)
Foreign	(25.7)	(120.9)	(631.0)
Total	$(98.1)	$(151.1)	$(636.1)
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Current tax expense (benefit):
Federal	$0.6	$(0.2)	$(7.4)
State	(0.2)	(1.1)	0.5
Foreign	18.6	10.9	29.6
Deferred tax expense (benefit):
Federal	(26.9)	(20.1)	15.1
State	(1.0)	(0.5)	0.7
Foreign	5.2	(3.8)	(30.2)
Total	$(3.7)	$(14.8)	$8.3
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Income tax expense (benefit) at Federal statutory tax rate	$(34.3)	$(52.9)	$(222.6)
Foreign tax rate differential	2.5	13.2	30.6
Nondeductible / nontaxable items(1)	1.5	2.8	96.4
Impact of divestitures and liquidations (net of valuation allowances)	(9.0)	(14.2)	3.9
Change in uncertain tax positions	9.0	(8.8)	(10.0)
Withholding tax and surcharges	3.0	4.3	5.8
Change in valuation allowance	26.8	39.0	98.1
Other (net)	(3.2)	1.8	6.1
Total	$(3.7)	$(14.8)	$8.3
(1) For the year ended December 31, 2014, the major components consist of $40.5 million for goodwill impairments, $8.4 million for the FCPA accrual and $78.1 million for non-deductible Venezuela devaluation and functional currency adjustments, partially offset by $32.9 million for Venezuela inflation adjustments.

The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2016	Dec 31, 2015
Deferred tax assets:
Net operating loss carryforwards	$238.7	$160.8
Pension and retiree benefits accruals	33.5	36.3
Inventory	9.4	8.2
Depreciation and fixed assets	11.7	12.9
Intangibles	3.3	2.8
Tax credit carryforwards	10.3	8.8
Equity compensation	16.2	21.5
Other	53.3	76.5
Valuation allowance	(177.1)	(172.1)
Total deferred tax assets	199.3	155.7
Deferred tax liabilities:
Convertible debt discount	247.0	209.2
Inventory	2.4	1.0
Depreciation and fixed assets	25.7	28.3
Intangibles	4.9	7.4
Other	25.6	24.4
Total deferred tax liabilities	305.6	270.3
Net deferred tax assets (liabilities)	$(106.3)	$(114.6)
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
As of December 31, 2016, the Company has recorded approximately $177.1 million of valuation allowance to adjust deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
As of December 31, 2016, the Company has recognized deferred tax assets of approximately $93.5 million for gross tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
United States	$229.7	2033-2036
France	11.6	Indefinite
New Zealand	7.5	Indefinite
Angola	3.4	2018-2019
Others	0.9	Various
Total	$253.1
The Company also has various foreign subsidiaries with approximately $542 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
During 2016, after weighing all positive and negative evidence, including three year cumulative loss positions, forecasted future profitability, impairments and restructuring charges, difficult market and industry conditions, and factoring in prudent and feasible tax planning strategies, a valuation allowance was recorded against $6.7 million of beginning of year net deferred tax assets associated with the business unit in China. The business unit did not have a deferred tax valuation allowance prior to 2016. Various other business units maintained full deferred tax asset valuation allowances that had been established in prior years. $20.1 million of tax expense was recorded during 2016 associated with the net increase in valuation allowances against newly created deferred tax assets resulting from operating losses and impairment charges within these units.
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
As of December 31, 2016, $0.7 million of deferred income tax liabilities were recorded for the excess of financial reporting over tax basis in investments in foreign subsidiaries and equity investees in Asia Pacific and Africa. The $0.7 million of deferred income tax liabilities recorded as of December 31, 2016 relate solely to U.S. and foreign income taxes and foreign withholding taxes that would result from the future divestiture transactions. With respect to certain Asia Pacific and Africa subsidiaries and equity investees with an excess of tax over financial reporting basis, the Company has not recorded deferred tax assets since it is not apparent that these basis differences will reverse in the foreseeable future or yield a future tax benefit even if the basis differences would reverse in the foreseeable future.
During 2016, the Company recorded $0.1 million of income tax expense associated with changes in the outside basis differences of the Asia Pacific and Africa subsidiaries. Deferred taxes have not been recorded for the tax implications of repatriating cash to the U.S. from the sales proceeds of Asia Pacific and African subsidiaries that are not directly owned by the U.S., as it is the Company’s intention to redeploy these cash proceeds in its non-U.S. operations indefinitely rather than repatriating the cash proceeds to the U.S. The additional U.S. income tax and foreign withholding tax that would be incurred upon cash repatriation of the expected sales and/or liquidation proceeds from the entities that are not owned directly by the U.S. would not be material.
In the second quarter of 2016, the Company conducted a review of the cash position and forecasted cash needs of certain Central American distributor entities. The Company had historically asserted that the earnings of these entities would be indefinitely reinvested. As a result of this review and after taking into account financial and geopolitical risks, the Company reassessed the situation and decided to repatriate the earnings of these Central American distributor entities in the near future. As a result of this change in assertion, the Company has recorded a $2.4 million deferred tax expense and associated deferred tax liability to account for the expected tax that would result from repatriation back to the U.S.
The temporary difference associated with the excess of financial reporting over tax basis in investments in all foreign subsidiaries outside of the Asia Pacific and African regions and the above mentioned Central American units is estimated at approximately $370 million as of December 31, 2016. This amount was estimated based on book retained earnings as reduced for retained earnings amounts that have been previously taxed in the U.S. The Company remains committed to permanently reinvesting these earnings and does not see a need to repatriate cash to fund operations, including investing and financing activities, in the foreseeable future. Accordingly, no deferred income taxes have been recorded on the outside basis difference of foreign subsidiaries outside of the Asia Pacific and Africa regions and certain Central American distributor entities. The determination of the additional income taxes that would be incurred upon repatriation of assets or disposition of such foreign subsidiaries is not practical due to the complexities, variables, and assumptions inherent in the hypothetical calculation.
The Company applies ASC 740 in determining unrecognized tax benefits. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosures.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Unrecognized Tax Benefit — Beginning balance	$25.1	$31.9	$57.7
Gross Increases — Tax Positions in Prior Period	1.6	2.1	1.6
Gross Decreases — Tax Positions in Prior Period	(0.4)	(0.6)	(0.7)
Gross Increases — Tax Positions in Current Period	11.1	2.6	7.3
Dispositions	—	(2.2)	(0.9)
Settlements	(0.4)	—	(0.4)
Lapse of Statute of Limitations	(3.3)	(5.3)	(12.9)
Foreign Currency Translation	(0.3)	(3.4)	(19.8)
Unrecognized Tax Benefit — Ending Balance	$33.4	$25.1	$31.9

Included in the balance of unrecognized tax benefits at December 31, 2016, 2015 and 2014 are $31.0 million, $22.7 million and $29.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $0.3 million and interest of $0.3 million during 2016 and in total, as of December 31, 2016, has recognized a liability for penalties of $1.8 million and interest of $2.9 million. During 2015 and 2014, the Company accrued penalties of $(1.4) million and $(1.1) million, respectively, and interest of $(3.0) million and $(0.2) million, respectively, and in total, as of December 31, 2015 and 2014, had recognized liabilities for penalties of $1.8 million and $3.8 million, respectively and interest of $3.5 million and $7.5 million, respectively.
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
The Internal Revenue Service (“IRS”) proposed cumulative taxable income adjustments of approximately $50 million for the 2012-2013 tax years in February 2016. The proposed adjustments related to the Original Issue Discount (“OID”) yield claimed on the Company’s $429.5 million Subordinated Convertible Notes (“Notes”). The Company believes that the amount of the OID deductions claimed on its federal income tax returns since the 2009 issuance of the Notes is proper and appealed the IRS audit adjustment. The IRS Appeals hearing was held in October 2016 and the Company is awaiting an official response from the IRS Appeals Office. If the IRS were to sustain the proposed adjustment in full, the Company’s OID deductions claimed on the 2014 - 2016 tax returns would also be reduced. The estimated impact on income tax expense and cash taxes would not be material due to the Company’s tax loss and tax credit carry forward positions.
In February 2017, the Company received notification from the IRS that the 2015 federal income tax return will be examined. With limited exceptions, tax years prior to 2011 are no longer open for examination in major foreign, state, or local tax jurisdictions.

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
Defined Benefit Pension Plans
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Changes in Benefit Obligation:
Beginning benefit obligation	$175.0	$191.0	$115.8	$151.0
Foreign currency exchange rate changes and other	—	—	8.5	(20.8)
Transfers	—	—	—	(8.1)
Service cost	1.4	1.5	4.2	4.9
Interest cost	7.3	7.3	3.7	3.6
Curtailment (gain) loss	—	—	(0.8)	(0.3)
Settlements	(19.3)	—	—	(2.7)
Benefits paid	(9.8)	(13.8)	(7.1)	(8.4)
Employee contributions	—	—	0.4	0.4
Amendments / Change in assumptions	—	(0.1)	(1.3)	0.1
Actuarial (gain) loss	(3.0)	(10.9)	7.3	(3.9)
Ending benefit obligation	$151.6	$175.0	$130.7	$115.8
Changes in Plan Assets:
Beginning fair value of plan assets	$132.1	$140.9	$37.7	$45.8
Foreign currency exchange rate changes and other	—	—	10.1	(7.5)
Employee contributions	—	—	0.4	0.4
Actual return on plan assets	6.2	(0.1)	5.1	1.4
Company contributions	3.2	5.1	6.3	8.7
Settlements	(19.3)	—	—	(2.7)
Benefits paid	(9.8)	(13.8)	(7.1)	(8.4)
Ending fair value of plan assets	$112.4	$132.1	$52.5	$37.7
Funded status at end of year	$(39.2)	$(42.9)	$(78.2)	$(78.1)
Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$1.7	$2.0
Accrued liabilities	$(0.3)	$(0.3)	$(2.3)	$(3.5)
Other liabilities	$(38.9)	$(42.6)	$(77.6)	$(76.6)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$58.9	$68.8	$26.9	$25.4
Prior service cost	(0.2)	(0.2)	1.2	2.0
	$58.7	$68.6	$28.1	$27.4

The accumulated benefit obligation for U.S. defined benefit retirement pension plans was $150.8 million and $174.2 million for 2016 and 2015, respectively. The accumulated benefit obligation for Non-U.S. defined benefit retirement pension plans was $123.3 million and $110.4 million for 2016 and 2015, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Projected benefit obligation	$151.6	$175.0	$102.4	$100.4
Accumulated benefit obligation	150.8	174.2	97.2	95.5
Fair value of the plan assets	112.4	132.1	41.5	36.9
Pension expense included the following components (in millions):

	U.S. Plans Year ended			Non-U.S. Plans Year ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Pension expense:
Service cost	$1.4	$1.5	$1.6	$4.2	$4.9	$4.6
Interest cost	7.3	7.3	8.0	3.7	3.6	5.4
Expected return on plan assets	(9.2)	(10.2)	(10.4)	(2.9)	(2.4)	(3.1)
Amortization of prior service cost	—	—	0.1	0.7	0.7	0.9
Amortization of net loss	2.5	7.7	4.8	1.3	1.7	0.3
Amortization of transition obligation	—	—	—	—	0.1	0.3
Curtailment (gain) loss	—	—	(0.1)	(0.2)	—	0.3
Settlement loss	7.4	—	—	—	0.9	2.7
Net pension expense	$9.4	$6.3	$4.0	$6.8	$9.5	$11.4
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $4.0 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $0.6 million.
In 2016, the Company offered a one-time lump sum payment option to deferred vested participants in the U.S. defined benefit pension plan. Lump sum payments were approximately $19.3 million in 2016, which exceeded the settlement threshold, and the Company recorded a pre-tax non-cash settlement loss of approximately $7.4 million for the year ended December 31, 2016.
In 2015, the Company recorded a pre-tax non-cash settlement loss of $0.9 million for the termination of pension plans related to the closure of one North America manufacturing plant.
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015
Discount rate	4.01%	4.30%	2.55%	2.81%
Expected rate of increase in future compensation levels	2.50%	2.50%	2.88%	3.10%

The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Discount rate	4.30%	4.00%	4.85%	3.18%	3.18%	4.27%
Expected rate of increase in future compensation levels	2.50%	2.50%	2.50%	3.46%	3.78%	3.91%
Long-term expected rate of return on plan assets	7.50%	7.50%	7.50%	6.30%	6.36%	6.47%
Pension expense for the defined benefit pension plans sponsored by General Cable is determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on assets. The discount rates for the U.S. defined benefit pension plans were determined based on hypothetical yield curves developed using yields of corporate bonds across the full maturity spectrum of the projected pension benefit obligations and based on information received from actuaries. The included bonds are AA-rated (or equivalent quality) by a recognized rating agency. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where General Cable provides a defined benefit pension plan.
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 6%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 64% of equity investments and 36% of fixed-income investments at December 31, 2016 and 65% of equity investments and 35% of fixed-income investments at December 31, 2015. Approximately 30% and 43% of plan assets were concentrated in two mutual funds as of December 31, 2016 and 2015, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 50% allocated to equity investments and 50% to fixed-income investments. The actual weighted-average asset allocations were 48% of equity investments and 52% of fixed-income investments at December 31, 2016 and 61% of equity investments and 39% of fixed-income investments at December 31, 2015. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The Company determined the fair market values of the pension plan assets based on the fair value hierarchy established in ASC 820. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The fair value of Level 1 assets are based on quoted market prices in active markets. The fair value of Level 2 assets are determined using a market approach and inputs that are primarily directly or indirectly observable. The fair value of the Company’s pension plan assets at December 31, 2016 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$35.9	$35.9	$—	$—
Equity Securities at NAV (1)	25.0	—	—	—
Mutual Funds - Equity Securities	35.8	35.8	—	—
Mutual Funds - Fixed Income	33.6	33.6	—	—
Bond Funds - Fixed Income at NAV (1)	16.5	—	—	—
Equitable Contract	11.0	—	11.0	—
Equitable Contract at NAV (1)	0.8	—	—	—
Coal Lease (2)	3.2	—	—	3.2
Cash and cash equivalents	3.1	3.1	—	—
Total	$164.9	$108.4	$11.0	$3.2

The fair value of the Company’s pension plan assets at December 31, 2015 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$47.7	$47.7	$—	$—
Equity Securities at NAV (1)	22.3	—	—	—
Mutual Funds - Equity Securities	37.4	37.4	—	—
Mutual Funds - Fixed Income	39.6	39.6	—	—
Bond Funds - Fixed Income at NAV (1)	15.4	—	—	—
Short Term Investments	2.8	—	2.8	—
Equitable Contract at NAV (1)	1.1	—	—	—
Coal Lease (2)	3.5	—	—	3.5
Total	$169.8	$124.7	$2.8	$3.5

(1)
In accordance with ASC 820, investments measured at fair value using the NAV practical expedient are excluded from the fair value hierarchy. Prior period amounts have been adjusted to conform to current year presentation.

(2)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

Coal Lease
Beginning balance at January 1, 2015	$3.7
Change in fair value of plan assets	(0.2)
Ending balance December 31, 2015	$3.5
Change in fair value of plan assets	(0.3)
Ending balance at December 31, 2016	$3.2
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
The Company’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year. The 2017 expense for the pension plans will be based on the weighted-average discount rate of approximately 4.01% for U.S. defined benefit pension plans and 2.55% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at least the minimum required, but not more than is tax deductible, $4.3 million to its defined benefit pension plans for 2017. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $17.5 million in 2017, $17.3 million in 2018, $17.6 million in 2019, $18.3 million in 2020, $18.2 million in 2021 and $91.3 million from 2022 through 2026.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $11.5 million, $12.0 million and $12.8 million, respectively, for the years ended December 31, 2016, 2015 and 2014.

14. Equity and Accumulated Other Comprehensive Income
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The components of accumulated other comprehensive income (loss) as of December 31, 2016 and 2015, respectively, consisted of the following (in millions):

	Fiscal Years Ended
	December 31, 2016		December 31, 2015
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(228.2)	$(13.0)	$(275.6)	$(13.5)
Pension adjustments, net of tax	(58.2)	(1.3)	(64.6)	(1.5)
Accumulated other comprehensive income (loss)	$(286.4)	$(14.3)	$(340.2)	$(15.0)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2014 to December 31, 2016 including the effect of significant reclassifications out of accumulated other comprehensive income (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2014	$(185.1)	$(78.3)	$(263.4)
Other comprehensive income (loss) before reclassifications	(122.8)	25.5	(97.3)
Amounts reclassified from accumulated other comprehensive income (loss)	32.3	(11.8)	20.5
Net current - period other comprehensive income (loss)	(90.5)	13.7	(76.8)
Balance, December 31, 2015	$(275.6)	$(64.6)	$(340.2)
Other comprehensive income (loss) before reclassifications	(12.2)	9.3	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	59.6	(2.9)	56.7
Net current - period other comprehensive income (loss)	47.4	6.4	53.8
Balance, December 31, 2016	$(228.2)	$(58.2)	$(286.4)

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2016 and 2015 (in millions, net of tax):

	Year Ended	Year Ended,
	December 31, 2016	December 31, 2015
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Exit of subsidiaries	$27.8	$—	SG&A
Sale of subsidiaries	31.8	32.3	SG&A
Total - foreign currency items	$59.6	$32.3
Defined pension items
Amortization of prior service cost	$(0.6)	$(0.6)	Cost of sales
Amortization of net loss	(7.0)	(13.7)	Cost of sales
Settlement loss	4.7	—	Cost of sales
Transfers	—	2.5	SG&A
Total - Pension Items	(2.9)	(11.8)
Total	$56.7	$20.5
Stock Repurchase Programs
On December 10, 2013, the Company's Board of Directors authorized the extension of the Company’s existing $125 million share repurchase program through the end of 2014. The share repurchase program has not been extended further. Stock purchases under this program were able to be made through the open market and privately negotiated transactions at times and in such amounts as deemed appropriate by a special committee appointed by the Board. Under the stock repurchase program, the Company purchased $30.7 million, or 1,000,000 common shares at an average price of $30.73 per share, during the year ended December 31, 2014.
15. Share-Based Compensation
The Company has various plans that provide for granting options, restricted stock units and restricted stock to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock units based on the fair value method estimated using the Monte Carlo simulation model and the grant date stock market value for the years ended December 31, 2016, 2015 and 2014. The Company records compensation expense related to non-vested stock awards as a component of the SG&A expenses caption of the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Year Ended
(in millions)	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Non-qualified stock option expense	$0.6	$1.5	$2.3
Immediately vested stock awards expense	—	—	0.8
Stock unit awards	3.4	4.5	8.0
Performance-based non-vested stock awards expense	1.4	6.1	4.7
Total pre-tax share-based compensation expense	$5.4	$12.1	$15.8
Excess tax benefit (deficiency) on share-based compensation	$(5.0)	$(1.7)	$(0.5)
During the years ended December 31, 2016, 2015 and 2014, cash received from stock option exercises was $1.2 million, $0.2 million and $0.3 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was less than $0.1 million for the years ended December 31, 2016 and December 31, 2015 and $0.1 million for the year ended December 31, 2014. The $6.5 million and $4.3 million tax deductions for all share-based compensation for the years ended December 31, 2016 and 2015, respectively, includes $(5.0) million and $(1.7) million of excess tax benefits (deficiencies). The 2016, 2015 and 2014 deficiency does not impact cash flow due to the U.S. tax loss carry forward position. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718.
The Company currently has share-based compensation awards outstanding under the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) and the General Cable Corporation Stock Incentive Plan, as amended and restated, ("Amended Plan"). The Amended Plan is an amendment and restatement of the 2005 Plan and was effective as of May 14, 2015. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards vest. The Compensation Committee of the Board of Directors will no longer grant any awards under the 2005 Plan but will continue to administer awards which were previously granted under such plan. The Amended Plan authorized a maximum of approximately 9 million shares to be granted. Shares reserved for future grants, including options, under the Amended Plan, approximated 3.2 million at December 31, 2016.
The Amended Plan authorizes the following types of awards to be granted: (i) Nonqualified Stock Options; (ii) Stock Appreciation Rights; (iii) Stock Awards; (iv) Stock Units and (v) Cash Awards, as more fully described in the Amended Plan. Stock awards, stock units and cash awards may constitute performance-based awards. Each award is subject to such terms and conditions consistent with the Amended Plan as determined by the Compensation Committee and as set forth in an award agreement.
Stock Options
All options awarded under the 2005 Plan and the Amended Plan have a term not to exceed 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. A summary of stock option activity for the year ended December 31, 2016 is as follows (options in thousands and aggregate intrinsic value in millions):

		Weighted Average	Weighted Average Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2015	2,079.9	$31.51	4.9 years	$—
Granted	—	—
Exercised	(60.0)	19.59
Forfeited or Expired	(340.3)	35.65
Outstanding as of December 31, 2016	1,679.6	$31.01	4.3 years	$—
Exercisable at December 31, 2016	1,444.8	$32.86	3.6 years	$—
Options expected to vest in the next twelve months	117.4	$19.65	8.5 years	$—
During the years ended December 31, 2016 and December 31, 2014 there were no stock options granted. During the year ended December 31, 2015, there were 352.1 thousand stock options granted and the weighted average grant date fair value of options granted was $19.65. The total intrinsic value of options exercised was less than $0.1 million during the years ended December 31, 2016 and 2015 and $0.2 million during the year ended December 31, 2014. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $27.7 million, and $25.7 million, respectively. At December 31, 2016, 2015 and 2014, the total compensation cost related to nonvested options not yet recognized was $1.3 million, $1.5 million and $1.1 million with a weighted average expense recognition period of 1.6 years, 2.3 years and 1.2 years, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

Year Ended
Dec 31, 2015
Risk-free interest rate (1)	1.4%
Expected dividend yield	3.7%
Expected option life (2)	4.0 years
Expected stock price volatility (3)	47.2%
Weighted average fair value of options granted	$5.68

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

(3)
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

Additional information regarding options outstanding as of December 31, 2016 is as follows (options in thousands):

Range of Option Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0 -$14	—	$—	0.0	—	$—
$14 - $28	905.6	20.65	4.3	670.8	2.83
$28 -$42	366.0	33.10	2.0	366.0	1.97
$42 - $56	255.3	44.80	1.4	255.3	1.38
$56 - $70	152.7	64.40	1.0	152.7	1.02
Nonvested Stock
The majority of the nonvested stock and stock unit awards granted under the 2005 Plan and the Amended Plan are in the form of restricted stock units ("RSUs") and performance-based stock units ("PSUs"). The Company's RSUs include performance conditions and are restricted as to transferability and salability with these restrictions being removed in equal annual installments over a three-year or five-year period following the grant date. The vesting is contingent upon certification that the applicable performance condition has been achieved, and the performance condition operates on a rolling basis with a catch-up feature for each vesting tranche for RSU's granted in 2015 and 2014. The Company's PSUs vest upon certification of the achievement of two cumulative three-year performance metrics: relative total shareholder return (“RTSR”) and return on invested capital (“ROIC”). A minimal amount of immediately vesting restricted stock held by certain members of the Company’s Board of Directors in the Deferred Compensation Plan is included in this presentation as nonvested stock.
A summary of all nonvested stock activity for the year ended December 31, 2016, is as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2015	1,590.1	$23.64
Granted	1,150.5	7.96
Vested	(530.3)	26.78
Forfeited	(771.5)	15.70
Balance, December 31, 2016	1,438.8	$13.87
The fair values of RSUs and PSUs are estimated based on the assumed probable outcome on the date of grant in accordance with ASC 718 - Compensation - Stock Compensation. The probable outcome is assumed to be at the target level attainment. The estimated fair value of the RSUs and the PSUs with the performance condition tied to ROIC are calculated using the closing price per share of the Company's common stock on the grant date. The estimated fair value of the PSUs with the performance condition tied to RTSR are calculated using the simulated fair value per share of the Company's common stock based on the application of a Monte Carlo simulation model.
The weighted-average grant date fair value of all nonvested stock granted, the total fair value (in millions) of all nonvested stock granted, and the fair value (in millions) of all nonvested stock that have vested during each of the past three years is as follows:

	Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Weighted-average grant date fair value of nonvested shares granted	$7.96	$15.97	$30.27
Fair value of nonvested shares granted	$9.2	$15.2	$20.0
Fair value of shares vested	$14.2	$8.7	$8.1
As of December 31, 2016, there was $6.1 million of total unrecognized compensation cost related to all nonvested stock. The cost is expected to be recognized over a weighted average period of 1.6 years. There is approximately 1.0 million nonvested stock with a weighted average grant price of $17.30 and a fair value of $17.3 million expected to vest in 2017.
16. Redeemable Noncontrolling Interest
On October 1, 2012, the Company participated in a share subscription for 60% of the outstanding and issued shares of Procables. The existing shareholders immediately prior to the subscription (the “Sellers” or “Minority Shareholders”) maintained control of the remaining 40% of the shares. The Company and the Minority Shareholders also agreed to certain put and call options with regard to the remaining 40% interest in Procables retained by the Minority Shareholders. For a 36-month period commencing on the fourth anniversary of the closing date, the Minority Shareholders may exercise a put option to sell their entire 40% interest in Procables to the Company. The Company shall be irrevocably obligated to purchase the shares (the "Put Option"). In addition, the Company has a call option (the "Call Option") to purchase the Minority Shareholders’ 40% interest in Procables, during the 36-month period commencing on the expiration of the Put Option period. The consideration to be exchanged, per share in the event of a Put Option or Call Option shall be the higher of the following (1) the final per share purchase price; or (2) a price per share based on the Company's enterprise value equal to seven times the average of its EBITDA over the two most recently audited year-end financial statements immediately prior to the option being exercised, minus the 12-month average Net Indebtedness, as defined in the agreement, of the Company for the most recent audited fiscal year (“EBITDA average”). The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature required classification of the Minority Shareholder's interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.”
The redeemable noncontrolling interest of Procables was recorded on the acquisition date based on the estimated fair value of the shares including the embedded Put Option. The fair value of the Put Option was estimated at the higher of the final per share purchase price or EBITDA average. On October 1, 2016, the Minority Shareholders elected to exercise the Put Option to sell their entire 40% interest in Procables to the Company. On December 9, 2016, the Company paid $18.0 million to the Minority Shareholders.

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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Amounts attributable to the Company — basic and diluted:
Net income (loss) attributable to Company common shareholders	$(93.8)	$(121.9)	$(627.6)
Net income (loss) for EPS computations(1)	$(93.8)	$(121.9)	$(627.6)
Weighted average shares outstanding for basic EPS computation (2,3)	49.6	48.9	48.8
Earnings (loss) per common share attributable to Company common shareholders – basic(3)	$(1.89)	$(2.49)	$(12.86)
Weighted average shares outstanding including nonvested shares	49.6	48.9	48.8
Weighted average shares outstanding for diluted EPS computation (2)	49.6	48.9	48.8
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(1.89)	$(2.49)	$(12.86)

(1)	Numerator

(2)	Denominator

(3)	Under the two class method, earnings (loss) per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
As of December 31, 2016, 2015 and 2014, there were approximately 3,429 thousand, 3,646 thousand, and 3,057 thousand shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
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
Regarding the Subordinated Convertible Notes, the average stock price threshold conditions had not been met as of December 31, 2016 or December 31, 2015. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the Subordinated Convertible Notes.

	Shares Underlying Subordinated Convertible Notes	Total Treasury Method Incremental Shares (1)
Share Price
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under U.S. GAAP.

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
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the year ended December 31, 2016, intersegment sales were $38.0 million in North America, $9.9 million in Europe, $22.9 million in Latin America and $0.2 million in Africa/Asia Pacific. For the year ended December 31, 2015, intersegment sales were $29.8 million in North America, $18.3 million in Europe and $19.5 million in Latin America. For the year ended December 31, 2014, intersegment sales were $31.5 million in North America, $55.8 million in Europe, $31.7 million in Latin America and $0.5 million in Africa/Asia Pacific.
The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Summarized financial information for the Company's reportable segments is as follows:

	Year Ended
(in millions)	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Net Sales:
North America	$2,041.7	$2,299.3	$2,550.1
Europe	875.7	960.2	1,330.8
Latin America	655.2	726.8	1,143.0
Africa/Asia Pacific	285.8	528.2	955.9
Total	$3,858.4	$4,514.5	$5,979.8
Segment Operating Income (Loss):
North America	$62.4	$84.5	$118.5
Europe	2.6	6.6	(94.0)
Latin America	(14.4)	(22.8)	(246.6)
Africa/Asia Pacific	(68.9)	(53.8)	(89.3)
Total	$(18.3)	$14.5	$(311.4)
Capital Expenditures:
North America	$51.3	$20.9	$38.4
Europe	19.8	20.7	9.5
Latin America	12.4	11.1	25.6
Africa/Asia Pacific	0.6	8.8	16.1
Total	$84.1	$61.5	$89.6
Depreciation Expense:
North America	$37.9	$37.1	$39.8
Europe	22.4	25.2	33.1
Latin America	10.7	12.6	20.4
Africa/Asia Pacific	4.8	9.2	16.8
Total	$75.8	$84.1	$110.1
Total Assets:
North America	$950.2	$986.9	$1,206.6
Europe	624.1	632.0	751.4
Latin America	466.4	480.8	656.6
Africa/Asia Pacific	200.9	354.9	738.4
Total	$2,241.6	$2,454.6	$3,353.0

Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Electric Utility	$1,357.1	$1,550.2	$2,006.1
Electrical Infrastructure	989.7	1,234.6	1,589.5
Construction	820.8	962.9	1,440.4
Communications	473.8	517.0	570.4
Rod Mill Products	217.0	249.8	373.4
Total	$3,858.4	$4,514.5	$5,979.8
Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Non - Current Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2016	Dec 31, 2015
United States	$1,738.4	$1,914.0	$2,049.3	$242.2	$255.4
Canada	293.0	345.5	467.1	25.2	25.4
France	284.4	295.2	383.6	66.8	61.9
Brazil	222.6	247.4	457.9	61.4	57.4
Spain	149.2	153.5	218.5	48.1	47.6
Others	1,170.8	1,558.9	2,403.4	198.7	266.5
Total	$3,858.4	$4,514.5	$5,979.8	$642.4	$714.2
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
On March 7, 2011, GK Technologies, Inc. (“GK Tech”) was served with a Complaint filed on February 24, 2011, by the Housing Authority of the City of Los Angeles (“HACLA”) arising under CERCLA, California statutory law, and common law in the case known as Housing Authority of the City of Los Angeles v. PCC Technical Industries, Inc., Case No. 11-CV-01626 FMO (C.D. Cal.). The Housing Authority contends that GK Tech and several other defendants are responsible for environmental contamination at property located at 9901 S. Alameda Street in Los Angeles (the “Site”), which was the location of a steel recycling mill formerly operated by a former subsidiary of GK Tech. The former subsidiary was legally dissolved in September 1993.

In January 2017, we, the other defendants and HACLA reached an agreement to settle the actions for $12 million (the “Settlement Payment”), with GK Tech responsible for a portion of such Settlement Payment in an immaterial amount, which has been accrued for in the quarter ended December 31, 2016. We anticipate paying GK Tech’s portion of the Settlement Payment in the first quarter of 2017.
At December 31, 2016 and 2015, we had a total accrued liability of approximately $5.6 million and $3.6 million, respectively, for various environmental-related liabilities to the extent costs are known and can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 28 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of December 31, 2016, we were a defendant in approximately 318 cases brought in state and federal courts throughout the United States. In the calendar year 2016, 84 asbestos cases were brought against us. In the calendar year 2015, 99 asbestos cases were brought against us. In the last 28 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of December 31, 2016, 50,958 asbestos cases have been dismissed. In the calendar year 2016, 83 asbestos cases were dismissed. As of December 31, 2015, 50,875 cases were dismissed. With regards to the approximately 318 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of December 31, 2016, plaintiffs have asserted monetary damages in 164 cases. In 54 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $652 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 108 other cases pending in state and federal district courts, plaintiffs seek approximately $430 million in damages from as many as 50 defendants. In two cases, plaintiffs have asserted damages related to General Cable in the amount of $20 million. In addition, in relation to these 164 cases, there are claims of $271 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of December 31, 2016 and 2015, we had accrued, on a gross basis, approximately $4.4 million and $4.1 million, respectively, and as of December 31, 2016 and 2015, had recovered approximately $0.4 million of insurance recoveries for these lawsuits. The net amount of $4.0 million and $3.7 million, as of December 31, 2016 and 2015, respectively, represents our best estimate in order to cover resolution of current asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of December 31, 2016 and 2015, aggregate settlement costs were $9.8 million and $9.7 million, respectively. In calendar years 2016, 2015 and 2014, the settlement costs totaled $0.1 million, $0.2 million and $0.6 million, respectively. As of December 31, 2016 and 2015, aggregate litigation costs were $27.1 million and $26.1 million, respectively. In calendar years 2016, 2015 and 2014, the costs of administering and litigating asbestos claims totaled $1.0 million, $1.4 million and $1.8 million, respectively.
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
Our Brazilian subsidiaries have received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. We believe we correctly applied the tax credits taken and that we have substantial defenses to these claims. The total amount of reasonably possible loss for the disputed credits, including potential interest and penalties is up to $17 million.
Resolution of SEC and DOJ investigations
As previously disclosed, we reviewed, with the assistance of external counsel, our use and payment of agents in connection with, and certain other transactions involving, our operations in Angola, Thailand, India, China and Egypt (the “Subject Countries”). Our review focused upon payments and gifts made, offered, contemplated or promised by certain employees in one or more of the Subject Countries, directly and indirectly, and at various times, to employees of public utility companies and/or other officials of state owned entities that raised concerns under the FCPA and possibly under the laws of other jurisdictions. During 2015, we substantially completed our internal review in the Subject Countries.
As previously disclosed, we also conducted internal investigations, subject to the oversight of the Audit Committee of our Board of Directors and with the assistance of external counsel, principally relating to matters resulting in restatements of a number of our previously issued financial statements. In connection with these matters, among others, our management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting. These material weaknesses resulted in accounting errors that caused us to issue two sets of restated financial statements. In March 2013, principally to correct inventory accounting errors, we issued restated consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and interim periods ended on March 30, 2012 and June 29, 2012. In January 2014, principally to correct errors relating to revenue recognition with respect to bill and hold sales, we issued restated consolidated financial statements (which also encompassed matters addressed in the earlier restatement) as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011, 2010 and 2009, and unaudited restated financial statements for interim periods in 2011 and 2012 and the interim period ended on March 29, 2013.
As previously disclosed, we voluntarily contacted the SEC and the DOJ to advise both agencies of our internal investigations. We cooperated with investigations of these matters by the SEC and the DOJ and made significant compliance enhancements.
In December 2016 we entered into agreements with the SEC and the DOJ that bring to a conclusion those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior. Pursuant to those agreements, we will pay fines, disgorgement and pre-judgment interest to the SEC and DOJ in the total amount of $82.3 million.
Our resolution with the SEC encompasses both the FCPA issues and the separate accounting and disclosure issues that were the subject of our prior restatements. We will disgorge profits of approximately $51.2 million and pay pre-judgment interest of approximately $4.1 million in connection with the FCPA matter, and pay a civil penalty in connection with the restatement-related matters of $6.5 million.
As part of the DOJ resolution for the FCPA matter, we will pay a penalty of approximately $20.5 million. We have entered into a non-prosecution agreement with the DOJ which will be in effect for three years. No criminal charges will be brought against us provided we comply with our obligations under the agreement. Neither the SEC nor the DOJ is requiring an independent compliance monitor. Instead, we agreed to annual self-reporting for a period of three years.
The DOJ penalty of $20.5 million was paid in a single payment in January 2017. We paid $12.4 million to the SEC in January 2017, and will pay approximately $18.5 million to the SEC within 180 days of the date of the resolution and will make a final payment of approximately $30.9 million to the SEC within 360 days of the date of the resolution. As of the third quarter of 2016, we had accrued $33 million for the FCPA-related investigations. As a result of the resolutions with the DOJ and the SEC, we recorded a charge of approximately $49.3 million in the SG&A expenses caption of the Consolidated Statements of Operations and Comprehensive Income (Loss) in the fourth quarter of 2016. Taking this charge into account, we have recognized all costs associated with the resolution of these matters with the DOJ and SEC.
Purported class action and derivative litigation
Litigation was initiated against us and certain of our current and former directors, executive officers and employees following the restating of our financial statements principally as a result of the matters described above under “Resolution of SEC and DOJ investigations” relating to our Brazilian business.
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
FCPA-related litigation matters
A civil complaint was filed in the United States District Court for the Southern District of New York on January 5, 2017, by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our former Executive Vice President and Chief Financial Officer (the “Doshi Complaint”). The parties have stipulated to the transfer of the matter to the Eastern District of Kentucky and await court approval of that agreement.  The Doshi Complaint alleges claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that the defendants made materially false and misleading statements in various quarterly and annual reports filed with the SEC between February 2012 and February 2016. Plaintiffs claim that the Corporation failed to disclose during that period that it had paid bribes in violation of the FCPA, failed to disclose that a portion of its profits were subject to disgorgement, and failed to disclose that when this conduct was discovered it would subject the Corporation to significant monetary penalties. The Doshi Complaint alleges that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock.  The Doshi Complaint seeks damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper.  We have not yet responded to the Complaint.  At this early stage in the litigation, we cannot determine the likelihood of nor can we reasonably estimate the range of any possible loss.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At December 31, 2016, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning December 31, 2016 through December 31, 2021 and thereafter are $15.0 million, $10.4 million, $8.7 million, $7.6 million and $5.0 million, respectively, and $11.5 million thereafter. Rental expense recorded in operating income (loss) was $23.9 million, $41.6 million and $45.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, the Company had $23.6 million in letters of credit, $268.1 million in various performance bonds and $72.5 million in other guarantees. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
20. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our Latin America and Africa/Asia Pacific segments. As of December 31, 2016 and 2015, the Company has recorded on its Consolidated Balance Sheets an investment in unconsolidated affiliated companies of $9.0 million and $8.4 million, respectively. The Company’s share of the income of these companies is reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” In 2016, 2015 and 2014, equity in net earnings of affiliated companies was $0.9 million, $0.5 million, and $1.4 million, respectively. As of December 31, 2016, the Company’s ownership percentage was as follows: Colada Continua Chilena, S.A. 41%, Nostag GmBH & Co. KG 33% and Pakistan Cables Limited 24.6%. In the first quarter of 2017, the Company completed the sale of its interest in Pakistan Cables Limited for cash consideration of approximately $5.3 million.
21. Fair Value
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	December 31, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$9.3	$—	$9.3	$—	$0.9	$—	$0.9
Equity securities (1)	9.8	—	—	9.8	18.0	—	—	18.0
Total Assets	$9.8	$9.3	$—	$19.1	$18.0	$0.9	$—	$18.9
Liabilities:
Derivative liabilities	$—	$2.9	$—	$2.9	$—	$12.3	$—	$12.3
Total liabilities	$—	$2.9	$—	$2.9	$—	$12.3	$—	$12.3
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at December 31, 2016 and December 31, 2015 classified as “other non-current assets” in the Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $17.2 million and $25.6 million as of December 31, 2016 and December 31, 2015, respectively. Amounts payable to the plan participants at December 31, 2016 and December 31, 2015, excluding the Deferred Stock, were $11.0 million and $19.0 million, respectively, and are classified as “Other liabilities” in the Consolidated Balance Sheets.
At December 31, 2016, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).
The following long-lived asset impairment charges were recorded in the years ended December 31, 2016, December 31, 2015 and December 31, 2014:
In the fourth quarter of 2016, the Company recorded an impairment charge of $11.0 million related to its China machinery and equipment and real property assets. The remaining property, plant and equipment, $18.6 million, was measured at fair value at December 31, 2016.

In 2016, the Company also recognized asset-related charges of $21.4 million related to the Company's restructuring programs (the remaining property, plant and equipment is immaterial) and $6.0 million related to the Company's Egypt operations (Egypt was sold in the second quarter of 2016).
In 2015, the Company recognized asset-related charges of $17.7 million related to the Company's restructuring programs, $30.7 million related to the Company's Algerian operations and $13.6 million related to the Company's India operations.
In 2014, the Company recognized asset related costs of $117.5 million related to the Company's July 2014 restructuring program, $13.1 million related to a Brazil rod mill plant, $29.3 million related to the Company's Venezuela operations, $16.5 million related to the Company's India operations and impairment charges equal to the total recorded PDIC reporting unit goodwill of $155.1 million and $93.4 million of impairment charges related to the PDIC trade name.
Refer to Note 3 - Restructuring and Note 7 - Property, Plant and Equipment for additional details regarding the impairment charges.
To determine the fair value for the above long-lived asset groups, the Company utilized standard valuation techniques, including both income and market-based approaches. The fair value of the asset groups were based on significant inputs that were not observable in the market and are considered to be Level 3 inputs as defined by ASC 820. Under the income approach, the Company used a discounted cash flow method to calculate fair value based on the present value of estimated future cash flows. Assumptions used in the discounted cash flow method, such as forecasted operating results, expected growth rates, working capital needs, tax rates, and the weighted average cost of capital ("WACC"), were based on the then current market conditions and were consistent with internal management projections. The WACC rates and the growth rates assumed were in the range of 10% to 12% and 0% to 6%, respectively. Under the market approach, the Company provided an estimate of value using multiples of earnings derived from the market values of similar type businesses and considered other binding and non-binding sales offers.

22. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. The Company's fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September. Adjustments that are material to the quarterly operating results include the effect of the disposals of businesses, restructuring costs, long-lived asset impairment charges and SEC and DOJ related charges. Refer to Note 3 - Divestitures, Note 4 - Restructuring, Note 7 - Property, Plant and Equipment and Note 19 - Commitments and Contingencies for the effect and nature of these adjustments.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net sales	$1,002.7	$1,021.2	$924.5	$910.0
Gross profit	110.9	119.2	102.9	74.1
Net income (loss) including noncontrolling interest	(4.4)	28.3	(13.7)	(103.7)
Less: net income (loss) attributable to noncontrolling interest	0.3	(1.5)	0.6	0.9
Net income (loss) attributable to Company common shareholders	(4.7)	29.8	(14.3)	(104.6)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(4.7)	29.8	(14.3)	(104.6)
Earnings (loss) per common share — basic	$(0.10)	$0.60	$(0.29)	$(2.10)
Earnings (loss) per common share — assuming dilution	$(0.10)	$0.57	$(0.29)	$(2.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$1,262.3	$1,202.9	$1,096.4	$952.9
Gross profit	120.7	131.5	115.3	64.9
Net income (loss) including noncontrolling interest	(40.9)	(8.4)	(31.8)	(54.7)
Less: net income (loss) attributable to noncontrolling interest	(2.8)	(1.5)	(2.8)	(6.8)
Net income (loss) attributable to Company common shareholders	(38.1)	(6.9)	(29.0)	(47.9)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(38.1)	(6.9)	(29.0)	(47.9)
Earnings (loss) per common share — basic	$(0.78)	$(0.14)	$(0.59)	$(0.98)
Earnings (loss) per common share — assuming dilution	$(0.78)	$(0.14)	$(0.59)	$(0.98)

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
Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,730.3	$2,128.1	$—	$3,858.4
Intercompany	63.2	206.4	155.3	(424.9)	—
	63.2	1,936.7	2,283.4	(424.9)	3,858.4
Cost of sales	—	1,703.0	2,110.0	(361.7)	3,451.3
Gross profit	63.2	233.7	173.4	(63.2)	407.1
Selling, general and administrative expenses	111.8	127.9	232.4	(63.2)	408.9
Goodwill impairment charges	—	7.4	1.6	—	9.0
Intangible asset impairment charges	—	5.0	2.5	—	7.5
Operating income (loss)	(48.6)	93.4	(63.1)	—	(18.3)
Other income (expense)	—	1.5	5.7	—	7.2
Interest income (expense):
Interest expense	(57.6)	(65.3)	(27.3)	60.7	(89.5)
Interest income	55.6	5.1	2.5	(60.7)	2.5
	(2.0)	(60.2)	(24.8)	—	(87.0)
Income (loss) before income taxes	(50.6)	34.7	(82.2)	—	(98.1)
Income tax (provision) benefit	9.7	18.4	(24.4)	—	3.7
Equity in net earnings of affiliated companies and subsidiaries	(52.9)	(106.0)	0.2	159.6	0.9
Net income (loss) including noncontrolling interest	(93.8)	(52.9)	(106.4)	159.6	(93.5)
Less: net income (loss) attributable to noncontrolling interest	—	—	0.3	—	0.3
Net income (loss) attributable to Company common shareholders	$(93.8)	$(52.9)	$(106.7)	$159.6	$(93.8)
Comprehensive income (loss):
Net income (loss)	$(93.8)	$(52.9)	$(106.4)	$159.6	$(93.5)
Currency translation gain (loss)	47.2	47.2	45.6	(92.1)	47.9
Defined benefit plan adjustments, net of tax	6.6	6.6	0.6	(7.2)	6.6
Comprehensive income (loss), net of tax	(40.0)	0.9	(60.2)	60.3	(39.0)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	1.0	—	1.0
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(40.0)	$0.9	$(61.2)	$60.3	$(40.0)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,926.4	$2,588.1	$—	$4,514.5
Intercompany	75.6	219.2	151.1	(445.9)	—
	75.6	2,145.6	2,739.2	(445.9)	4,514.5
Cost of sales	—	1,889.9	2,562.5	(370.3)	4,082.1
Gross profit	75.6	255.7	176.7	(75.6)	432.4
Selling, general and administrative expenses	75.6	185.1	227.2	(75.6)	412.3
Goodwill impairment charges	—	—	3.9	—	3.9
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income	—	70.6	(56.1)	—	14.5
Other income (expense)	0.7	(8.1)	(63.9)	—	(71.3)
Interest income (expense):
Interest expense	(58.2)	(66.2)	(36.4)	63.8	(97.0)
Interest income	56.2	7.5	2.8	(63.8)	2.7
	(2.0)	(58.7)	(33.6)	—	(94.3)
Income (loss) before income taxes	(1.3)	3.8	(153.6)	—	(151.1)
Income tax (provision) benefit	0.3	21.2	(6.7)	—	14.8
Equity in net earnings of affiliated companies and subsidiaries	(120.9)	(145.9)	0.2	267.1	0.5
Net income (loss) including noncontrolling interest	(121.9)	(120.9)	(160.1)	267.1	(135.8)
Less: net income (loss) attributable to noncontrolling interest	—	—	(13.9)	—	(13.9)
Net income (loss) attributable to Company common shareholders	$(121.9)	$(120.9)	$(146.2)	$267.1	$(121.9)
Comprehensive income (loss):
Net income (loss)	$(121.9)	$(120.9)	$(160.1)	$267.1	$(135.8)
Currency translation gain (loss)	(100.2)	(100.2)	(71.4)	171.6	(100.2)
Defined benefit plan adjustments, net of tax	15.1	15.1	10.0	(25.1)	15.1
Comprehensive income (loss), net of tax	(207.0)	(206.0)	(221.5)	413.6	(220.9)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(22.2)	—	(22.2)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(207.0)	$(206.0)	$(199.3)	$413.6	$(198.7)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$2,064.9	$3,914.9	$—	$5,979.8
Intercompany	58.8	303.6	200.3	(562.7)	—
	58.8	2,368.5	4,115.2	(562.7)	5,979.8
Cost of sales	—	2,103.8	3,986.7	(503.9)	5,586.6
Gross profit	58.8	264.7	128.5	(58.8)	393.2
Selling, general and administrative expenses	49.9	181.3	278.3	(58.8)	450.7
Goodwill impairment charges	—	—	155.1	—	155.1
Intangible asset impairment charges	—	2.1	96.7	—	98.8
Operating income	8.9	81.3	(401.6)	—	(311.4)
Other income (expense)	(1.5)	5.3	(216.7)	—	(212.9)
Interest income (expense):
Interest expense	(63.0)	(65.7)	(57.0)	69.4	(116.3)
Interest income	55.2	13.9	4.8	(69.4)	4.5
	(7.8)	(51.8)	(52.2)	—	(111.8)
Income (loss) before income taxes	(0.4)	34.8	(670.5)	—	(636.1)
Income tax (provision) benefit	0.1	(11.4)	3.0	—	(8.3)
Equity in net earnings of affiliated companies and subsidiaries	(627.3)	(650.7)	0.8	1,278.6	1.4
Net income (loss) including noncontrolling interest	(627.6)	(627.3)	(666.7)	1,278.6	(643.0)
Less: net income (loss) attributable to noncontrolling interest	—	—	(15.4)	—	(15.4)
Net income (loss) attributable to Company common shareholders	$(627.6)	$(627.3)	$(651.3)	$1,278.6	$(627.6)
Comprehensive income (loss):
Net income (loss)	$(627.6)	$(627.3)	$(666.7)	$1,278.6	$(643.0)
Currency translation gain (loss)	(118.0)	(118.0)	(61.0)	199.7	(97.3)
Defined benefit plan adjustments, net of tax	(25.7)	(25.7)	(12.4)	38.1	(25.7)
Other, net of tax	(7.6)	(7.6)	—	7.6	(7.6)
Comprehensive income (loss), net of tax	(778.9)	(778.6)	(740.1)	1,524.0	(773.6)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	5.3	—	5.3
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(778.9)	$(778.6)	$(745.4)	$1,524.0	$(778.9)

Condensed Balance Sheet Information
December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.0	$100.1	$—	$101.1
Receivables, net of allowances	—	202.9	461.6	—	664.5
Inventories	—	363.4	404.8		768.2
Prepaid expenses and other	—	26.2	39.2	—	65.4
Total current assets	—	593.5	1,005.7	—	1,599.2
Property, plant and equipment, net	0.3	202.8	326.2	—	529.3
Deferred income taxes	—	42.9	20.4	(42.9)	20.4
Intercompany accounts	1,092.4	104.7	69.4	(1,266.5)	—
Investment in subsidiaries	73.2	612.7	—	(685.9)	—
Goodwill	—	5.6	6.4	—	12.0
Intangible assets, net	—	6.0	22.3	—	28.3
Unconsolidated affiliated companies	—	8.8	0.2	—	9.0
Other non-current assets	—	15.5	27.9	—	43.4
Total assets	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$112.4	$301.6	$—	$414.0
Accrued liabilities	93.4	105.0	221.2	—	419.6
Current portion of long-term debt	—	—	67.5	—	67.5
Total current liabilities	93.4	217.4	590.3	—	901.1
Long-term debt	772.3	75.9	22.9	—	871.1
Deferred income taxes	147.1	—	22.5	(42.9)	126.7
Intercompany accounts	—	1,161.1	105.4	(1,266.5)	—
Other liabilities	—	64.9	108.9	—	173.8
Total liabilities	1,012.8	1,519.3	850.0	(1,309.4)	2,072.7
Total Company shareholders’ equity	153.1	73.2	612.7	(685.9)	153.1
Noncontrolling interest	—	—	15.8	—	15.8
Total liabilities, redeemable noncontrolling interest and equity	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6

Condensed Balance Sheet Information
December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$0.8	$111.6	$—	$112.4
Receivables, net of allowances	—	214.0	501.4	—	715.4
Inventories	—	367.7	478.7	—	846.4
Prepaid expenses and other	—	18.5	47.7	—	66.2
Total current assets	—	601.0	1,139.4	—	1,740.4
Property, plant and equipment, net	0.4	192.6	370.2	—	563.2
Deferred income taxes	—	56.2	30.9	(56.2)	30.9
Intercompany accounts	1,114.5	102.8	66.4	(1,283.7)	—
Investment in subsidiaries	72.4	672.8	—	(745.2)	—
Goodwill	—	13.8	8.4	—	22.2
Intangible assets, net	—	9.5	27.1	—	36.6
Unconsolidated affiliated companies	—	8.4	—	—	8.4
Other non-current assets	—	27.1	25.8	—	52.9
Total assets	$1,187.3	$1,684.2	$1,668.2	$(2,085.1)	$2,454.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$103.5	$325.2	$—	$428.7
Accrued liabilities	11.2	124.0	217.3	—	352.5
Current portion of long-term debt	—	—	168.1	—	168.1
Total current liabilities	11.2	227.5	710.6	—	949.3
Long-term debt	768.6	127.5	15.5	—	911.6
Deferred income taxes	179.5	—	22.2	(56.2)	145.5
Intercompany accounts	—	1,180.1	103.6	(1,283.7)	—
Other liabilities	—	76.7	110.4	—	187.1
Total liabilities	959.3	1,611.8	962.3	(1,339.9)	2,193.5
Redeemable noncontrolling interest	—	—	18.2	—	18.2
Total Company shareholders’ equity	228.0	72.4	672.8	(745.2)	228.0
Noncontrolling interest	—	—	14.9	—	14.9
Total liabilities, redeemable noncontrolling interest and equity	$1,187.3	$1,684.2	$1,668.2	$(2,085.1)	$2,454.6

Condensed Statement of Cash Flows Information
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$6.3	$63.2	$85.1	$—	$154.6
Cash flows of investing activities:
Capital expenditures	—	(48.0)	(36.1)	—	(84.1)
Proceeds from properties sold	—	0.7	0.8	—	1.5
Disposal of subsidiaries, net of cash disposed of	—	76.8	5.0	—	81.8
Other	—	(1.0)	1.2	—	0.2
Net cash flows of investing activities	—	28.5	(29.1)	—	(0.6)
Cash flows of financing activities:
Dividends paid to shareholders	(35.6)	—	—	—	(35.6)
Intercompany accounts	28.1	(42.0)	13.9	—	—
Proceeds from debt	—	1,114.0	402.2	—	1,516.2
Repayments of debt	—	(1,165.7)	(469.5)	—	(1,635.2)
Purchase of noncontrolling interest	—	—	(18.0)	—	(18.0)
Dividends paid to noncontrolling interest	—	—	(0.1)	—	(0.1)
Proceeds from exercise of stock options	1.2	—	—	—	1.2
Proceeds from sale leaseback transaction	—	—	6.2	—	6.2
Net cash flows of financing activities	(6.3)	(93.7)	(65.3)	—	(165.3)
Effect of exchange rate changes on cash and cash equivalents	—	2.2	(2.2)	—	—
Increase (decrease) in cash and cash equivalents	—	0.2	(11.5)	—	(11.3)
Cash and cash equivalents — beginning of period	—	0.8	111.6	—	112.4
Cash and cash equivalents — end of period	$—	$1.0	$100.1	$—	$101.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$1.8	$179.2	$29.6	$(11.7)	$198.9
Cash flows of investing activities:
Capital expenditures	—	(18.6)	(42.9)	—	(61.5)
Proceeds from properties sold	—	0.1	1.7	—	1.8
Reduction of cash due to Venezuela deconsolidation	—	—	(8.2)	—	(8.2)
Disposal of subsidiaries, net of cash disposed of	—	88.4	(10.0)	—	78.4
Other	—	(0.2)	0.2	—	—
Net cash flows of investing activities	—	69.7	(59.2)	—	10.5
Cash flows of financing activities:
Dividends paid to shareholders	(35.3)	—	—	—	(35.3)
Intercompany accounts	158.3	(208.4)	38.4	11.7	—
Proceeds from debt	—	2,082.1	863.4	—	2,945.5
Repayments of debt	(125.0)	(2,091.3)	(950.9)	—	(3,167.2)
Dividends paid to noncontrolling interest	—	—	(2.5)	—	(2.5)
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Net cash flows of financing activities	(1.8)	(217.6)	(51.6)	11.7	(259.3)
Effect of exchange rate changes on cash and cash equivalents	—	(31.7)	(11.8)	—	(43.5)
Increase (decrease) in cash and cash equivalents	—	(0.4)	(93.0)	—	(93.4)
Cash and cash equivalents — beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents — end of period	$—	$0.8	$111.6	$—	$112.4

Condensed Statement of Cash Flows Information
Year Ended December 31, 2014

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$0.6	$116.9	$30.8	$(15.1)	$133.2
Cash flows of investing activities:
Capital expenditures	—	(34.3)	(55.3)	—	(89.6)
Proceeds from properties sold	—	16.6	4.8	—	21.4
Disposal of subsidiaries, net of cash disposed of	—	—	52.4	—	52.4
Intercompany accounts	—	(19.8)	—	19.8	—
Other	—	(1.6)	1.4	—	(0.2)
Net cash flows of investing activities	—	(39.1)	3.3	19.8	(16.0)
Cash flows of financing activities:
Dividends paid to shareholders	(35.4)	—	—	—	(35.4)
Intercompany accounts	65.0	49.3	(109.6)	(4.7)	—
Proceeds from debt	—	1,406.6	1,283.3	—	2,689.9
Repayments of debt	—	(1,494.9)	(1,245.4)	—	(2,740.3)
Purchase of noncontrolling interest	—	(1.5)	0.8	—	(0.7)
Dividends paid to noncontrolling interest	—	—	(6.2)	—	(6.2)
Repurchase of common shares	(30.7)	—	—	—	(30.7)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Net cash flows of financing activities	(0.8)	(40.5)	(77.1)	(4.7)	(123.1)
Effect of exchange rate changes on cash and cash equivalents	—	(38.3)	(167.5)	—	(205.8)
Cash held for sale	—	—	(1.3)	—	(1.3)
Increase (decrease) in cash and cash equivalents	(0.2)	(1.0)	(211.8)	—	(213.0)
Cash and cash equivalents — beginning of period	0.2	2.2	416.4	—	418.8
Cash and cash equivalents — end of period	$—	$1.2	$204.6	$—	$205.8
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
Parent Company transactions include interest, dividends, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s “Selling, general and administrative expenses” on the Consolidated Statement of Operations and Comprehensive Income (Loss) Information for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the Consolidated Statements of Cash Flows. Non-operating cash flow changes have been classified as financing activities beginning in 2009.

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended
(in millions)	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Beginning Balance	$1,114.5	$1,280.8	$1,305.5
Non-cash transactions
Deferred tax	(27.6)	(19.9)	21.4
Equity based awards	5.2	11.7	13.8
Foreign currency and other	28.4	0.2	5.1
Cash transactions	(28.1)	(158.3)	(65.0)
Ending Balance	$1,092.4	$1,114.5	$1,280.8
Dividends
There were no dividend payments to the Parent Company from the Guarantor Subsidiaries in the twelve months ended December 31, 2016, 2015, and 2014.
Parent Company Long-Term Debt
At December 31, 2016 and 2015, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

(in millions)	Dec 31, 2016	Dec 31, 2015
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount	(255.6)	(257.8)
Debt issuance costs	(10.6)	(12.1)
Other	9.0	9.0
Total Parent Company debt	772.3	768.6
Less current maturities	—	—
Parent Company Long-term debt	$772.3	$768.6

(in millions)	2017	2018	2019	2020	2021
Debt maturities	$—	$—	$—	$—	$—
Long-term debt related to the Parent Company is discussed in Note 10 - Long-Term Debt.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 10 - Long-Term Debt and Note 19 - Commitments and Contingencies.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014
Accounts Receivable Allowances:
Beginning balance	$23.0	$32.0	$39.2
Impact of foreign currency exchange rate changes	(0.1)	(4.2)	(4.2)
Provision	5.1	8.1	11.4
Write-offs	(4.4)	(3.1)	(12.9)
Other	(3.4)	(9.8)	(1.5)
Ending balance	$20.2	$23.0	$32.0
Deferred Tax Valuation Allowance:
Beginning balance	$172.1	$145.4	$93.8
Additions charged to tax expense	27.9	45.8	111.0
Changes attributable to acquisitions and dispositions	(20.5)	6.3	(1.2)
Changes impacting equity and other movements	0.9	(18.6)	(45.4)
Reductions from utilization and reassessments	(3.3)	(6.8)	(12.8)
Ending balance	$177.1	$172.1	$145.4