Form 10-Q
period 2017-03-31
GENERAL CABLE CORP /DE/
filed 2017-05-04
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2017
Common Stock, $0.01 par value	49,631,149

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data) (unaudited)

	Three Fiscal Months Ended
	March 31, 2017	April 1, 2016
Net sales	$918.2	$1,002.7
Cost of sales	799.6	891.8
Gross profit	118.6	110.9
Selling, general and administrative expenses	94.8	88.5
Goodwill impairment charges	—	1.6
Intangible asset impairment charges	—	0.3
Operating income	23.8	20.5
Other income (expense)	15.0	(1.2)
Interest income (expense):
Interest expense	(20.7)	(21.9)
Interest income	0.6	0.5
	(20.1)	(21.4)
Income (loss) before income taxes	18.7	(2.1)
Income tax (provision) benefit	(6.3)	(2.4)
Equity in net earnings of affiliated companies	—	0.1
Net income (loss) including noncontrolling interest	12.4	(4.4)
Less: net income (loss) attributable to noncontrolling interest	—	0.3
Net income (loss) attributable to Company common shareholders	$12.4	$(4.7)
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$0.25	$(0.10)
Earnings (loss) per common share-assuming dilution	$0.24	$(0.10)
Dividends per common share	$0.18	$0.18
Comprehensive income (loss):
Net income (loss)	$12.4	$(4.4)
Currency translation gain (loss)	8.6	31.5
Defined benefit plan adjustments, net of tax of $0.4 million in the three months ended March 31, 2017 and $0.9 million in the three months ended April 1, 2016	0.8	1.3
Comprehensive income (loss), net of tax	21.8	28.4
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	(0.1)	0.5
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$21.9	$27.9
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$83.4	$101.1
Receivables, net of allowances of $22.6 million at March 31, 2017 and $20.2 million at December 31, 2016	673.9	664.5
Inventories	818.1	768.2
Prepaid expenses and other	82.4	65.4
Total current assets	1,657.8	1,599.2
Property, plant and equipment, net	529.0	529.3
Deferred income taxes	20.0	20.4
Goodwill	12.1	12.0
Intangible assets, net	27.1	28.3
Unconsolidated affiliated companies	0.2	9.0
Other non-current assets	47.6	43.4
Total assets	$2,293.8	$2,241.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$424.9	$414.0
Accrued liabilities	340.8	419.6
Current portion of long-term debt	59.6	67.5
Total current liabilities	825.3	901.1
Long-term debt	992.9	871.1
Deferred income taxes	124.0	126.7
Other liabilities	170.6	173.8
Total liabilities	2,112.8	2,072.7
Commitments and contingencies (see Note 17)
Total Equity:
Common stock, $0.01 par value, issued and outstanding shares:
March 31, 2017 – 49,615,292 (net of 9,194,674 treasury shares)
December 31, 2016 – 49,390,850 (net of 9,419,116 treasury shares)	0.6	0.6
Additional paid-in capital	705.9	711.0
Treasury stock	(166.0)	(169.9)
Retained earnings (deficit)	(98.3)	(102.2)
Accumulated other comprehensive income (loss)	(276.9)	(286.4)
Total Company shareholders’ equity	165.3	153.1
Noncontrolling interest	15.7	15.8
Total equity	181.0	168.9
Total liabilities and equity	$2,293.8	$2,241.6
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)

	Three Fiscal Months Ended
	March 31, 2017	April 1, 2016
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$12.4	$(4.4)
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	19.5	21.2
Foreign currency exchange (gain) loss	(2.0)	0.5
Deferred income taxes	(2.3)	3.1
Non-cash asset impairment charges	—	8.6
Non-cash interest charges	1.0	0.9
(Gain) loss on disposal of subsidiaries	3.5	(2.0)
(Gain) loss on disposal of property	2.9	0.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(1.9)	(91.0)
(Increase) decrease in inventories	(42.8)	3.4
(Increase) decrease in other assets	(2.8)	(2.0)
Increase (decrease) in accounts payable	19.1	41.6
Increase (decrease) in accrued and other liabilities	(95.4)	(21.0)
Net cash flows of operating activities	(88.8)	(40.6)
Cash flows of investing activities:
Capital expenditures	(35.2)	(14.3)
Proceeds from properties sold	0.3	0.2
Disposal of subsidiaries, net of cash disposed of	5.3	(0.1)
Net cash flows of investing activities	(29.6)	(14.2)
Cash flows of financing activities:
Dividends paid to shareholders	(9.4)	(8.9)
Proceeds from debt	731.7	389.9
Repayments of debt	(622.4)	(321.9)
Net cash flows of financing activities	99.9	59.1
Effect of exchange rate changes on cash and cash equivalents	0.8	3.6
Increase (decrease) in cash and cash equivalents	(17.7)	7.9
Cash and cash equivalents – beginning of period	101.1	112.4
Cash and cash equivalents – end of period	$83.4	$120.3
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$2.6	$11.4
Interest paid	$22.9	$24.3
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$11.1	$11.2
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2016	$168.9	$0.6	$711.0	$(169.9)	$(102.2)	$(286.4)	$15.8
Comprehensive income (loss)	21.8				12.4	9.5	(0.1)
Common stock dividend	(9.4)				(9.4)
Stock options and RSU expense	1.6		1.6
Other – issuance pursuant to restricted stock, stock options and other	(1.9)		(6.7)	3.9	0.9
Balance, March 31, 2017	$181.0	$0.6	$705.9	$(166.0)	$(98.3)	$(276.9)	$15.7

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2015	$242.9	$0.6	$720.5	$(180.1)	$27.2	$(340.2)	$14.9
Comprehensive income (loss)	28.4				(4.7)	32.6	0.5
Common stock dividend	(8.9)				(8.9)
Excess tax benefit (deficiency) from stock based compensation	(3.0)		(3.0)
Stock options and RSU expense	3.5		3.5
Other – issuance pursuant to restricted stock, stock options and other	(1.3)		(8.8)	7.5
Balance, April 1, 2016	$261.6	$0.6	$712.2	$(172.6)	$13.6	$(307.6)	$15.4
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 31, 2017 are not necessarily indicative of results that may be expected for the full year. The December 31, 2016 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017.
The results of Asia Pacific are presented in continuing operations for all periods disclosed in this report. Previously, the results of these businesses were presented as discontinued operations; however, in the third quarter of 2016 management determined that the sale of the remaining Asia Pacific businesses within one year was uncertain, and therefore determined that the held for sale criteria was not met for the group of components. The businesses that have been sold to date, in the aggregate, are not considered a strategic shift, and thus are presented in continuing operations for all periods presented.
The Company’s first three fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September. The Company's fourth fiscal quarter consists of the first day following the third quarter through December 31.
The Condensed Consolidated Financial Statements include the accounts of wholly-owned subsidiaries and majority-owned controlled subsidiaries. The Company records its investment in each unconsolidated affiliated Company (generally 20-50 percent ownership in which it has the ability to exercise significant influence) at its respective equity in net assets. Other investments (generally less than 20% percent ownership) are recorded at cost. All intercompany transactions and balances among the consolidated companies have been eliminated.

2.	Accounting Standards
The Company’s significant accounting policies are described in Note 2 to the audited financial statements in the 2016 Annual Report on Form 10-K. In the three months ended March 31, 2017, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the Company's Condensed Consolidated Financial Statements.
The following accounting pronouncements were adopted and became effective with respect to the Company in 2017:
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The update is intended to simplify several areas of accounting for share-based compensation arrangements such as accounting for income taxes, forfeitures and statutory tax withholding requirements and the classification of related amounts on the statement of cash flows. This update was effective for the Company beginning January 1, 2017 and was applied using a modified retrospective transition method. The impact to beginning retained earnings was $0.9 million due to the recognition of deferred tax assets on excess tax benefits that had not previously reduced taxes payable. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update provides guidance on simplifying the measurement of inventory. Prior to the adoption of ASU 2015-11, inventory was measured at lower of cost or market; where market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. ASU 2015-11 updates this guidance to measure inventory at the lower of cost and net realizable value; where net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. This update was effective for the Company beginning January 1, 2017 and was applied prospectively. The adoption of this ASU did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

The following accounting pronouncements will become effective in future periods with respect to the Company:
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires presentation of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of pension expense are required to be presented separately from the service cost component and outside a subtotal of income from operations. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2017. ASU 2017-07 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." This update eliminates Step 2 from the goodwill impairment test that requires the impairment to be measured as the difference between the implied value of a reporting unit’s goodwill and the goodwill’s carrying amount. Instead, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The update is effective for annual and interim reporting periods beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)."  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The standard will impact the Company's Condensed Consolidated Balance Sheets. The Company has not determined the quantitative impact of adoption (refer to Note 17 - Commitments and Contingencies for the Company's future minimum rental payments). The standard is not expected to have a material impact on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)", which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017. The standard will accelerate the timing of when revenue is recognized for arrangements involving consignment inventory and arrangements when the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company will adopt this standard on January 1, 2018 using the modified retrospective (cumulative effect) transition method and is currently evaluating the impact of this standard on the Company's Consolidated Financial Statements.

3.    Divestitures
October 2014 Divestiture Plan
In October 2014, the Company announced the intent to divest all of the Company's operations in Asia Pacific and Africa. The Company expects to incur a total of approximately $10 million in pre-tax charges consisting primarily of legal and transaction fees for the dispositions. Charges incurred in the three months ended March 31, 2017 and April 1, 2016 were $0.2 million.
Asia Pacific
As part of the October 2014 announcement, the Company has completed the following as of March 31, 2017 (in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss) (1)
Pakistan Cables Limited ("Pakistan") - 24.6% interest	Sale	First Quarter 2017	$5.3	$(3.5)
General Cable Energy India Private Ltd. ("India")	Sale	First Quarter 2016	10.8	1.6
Phelps Dodge International Thailand ("Thailand") - 75.47% interest	Sale	Third Quarter 2015	88.0	16.1
Dominion Wire and Cables ("Fiji") - 51% interest	Sale	First Quarter 2015	9.3	(2.6)
Keystone Electric Wire and Cable ("Keystone") - 20% interest	Sale	First Quarter 2015	11.0	3.6
Phelps Dodge International Philippines, Inc. ("PDP") - 60% interest and Phelps Dodge Philippines Energy Products Corp (“PDEP”), (together, "the Philippines")	Sale	Fourth Quarter 2014	67.1	17.6

(1)
The pre-tax gain / (loss) for each sale was recorded in the Selling, general and administrative ("SG&A") expenses caption of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) includes the reclassification of foreign currency translation adjustments upon sale of the entity.

As of March 31, 2017, management determined that the sale of the remaining Asia Pacific businesses within one year was uncertain, and therefore determined that the held for sale criteria is not met for the group of components. The businesses that have been sold to date, in the aggregate, are not considered a strategic shift, and thus are presented in continuing operations for all periods presented.
Africa
The Company's Africa businesses, and disposals of related operations to date, are also not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company has completed the following as of March 31, 2017 (in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss)(1)
General Cable Phoenix South Africa Pty. Ltd. ("South Africa - Durban") (2)	Closure	Fourth Quarter 2016	$—	$1.6
National Cables (Pty) Ltd. ("South Africa - National Cables") (2)	Closure	Fourth Quarter 2016	—	(29.4)
Metal Fabricators of Zambia PLC ("Zambia") - 75.39% interest	Sale	Third Quarter 2016	9.8	(14.4)
General Cable S.A.E. ("Egypt") (3)	Sale	Second Quarter 2016	5.8	(8.4)

(1)
The pre-tax gain / (loss) for each sale was recorded in the SG&A expenses caption of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) includes the reclassification of foreign currency translation adjustments upon sale of the entity.

(2)	The gain (loss) represents foreign currency translation adjustments reclassified from accumulated other comprehensive income upon liquidation.

(3)	Prior to the sale, the Company recorded a long-lived asset impairment charge in cost of sales of $6.0 million in the first quarter of 2016.
As of March 31, 2017, the Company determined that the remaining Africa businesses did not meet the held for sale criteria. Management’s belief is that the probability of sale within one year is uncertain.

4.    Restructuring
November 2015 restructuring program
In the fourth quarter of 2015, the Company committed to a new strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2017, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$75.0	$24.0	$6.0	$105.0
Costs incurred 2016 - Cost of sales	$0.4	$1.9	$0.1	$2.4
Costs incurred 2016 - SG&A	3.6	0.8	—	4.4
Total costs incurred, April 1, 2016	$4.0	$2.7	$0.1	$6.8
Costs incurred 2017 - Cost of sales	$1.8	$0.4	$0.3	$2.5
Costs incurred 2017 - SG&A	10.1	1.2	—	11.3
Total costs incurred, March 31, 2017	$11.9	$1.6	$0.3	$13.8
Total aggregate costs to date	$60.7	$22.0	$5.5	$88.2
Estimated remaining costs	$14.3	$2.0	$0.5	$16.8
Changes in the restructuring reserve and activity for the three months ended March 31, 2017 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$17.0	$25.0	$63.0	$105.0
Balance, December 31, 2016	$5.9	$—	$13.3	$19.2
Net provisions	2.5	—	11.3	13.8
Net benefits charged against the assets	—	—	(0.2)	(0.2)
Payments	(3.8)	—	(17.7)	(21.5)
Foreign currency translation	—	—	0.1	0.1
Balance, March 31, 2017	$4.6	$—	$6.8	$11.4
Total aggregate costs to date	$15.2	$21.3	$51.7	$88.2
Employee Separation Costs
The Company recorded employee separation costs of $2.5 million and $1.3 million for the three months ended March 31, 2017 and April 1, 2016, respectively. The employee separation charges for the three months ended March 31, 2017 and April 1, 2016 were $0.9 million and $0.5 million in North America and $1.6 million and $0.8 million in Europe, respectively.
Employee separation costs include severance and retention bonuses. As of March 31, 2017, employee separation costs included severance charges for approximately 390 employees; approximately 280 of these employees were classified as manufacturing employees and approximately 110 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712").
Asset-Related Costs
The Company did not record asset-related costs for the three months ended March 31, 2017 and recorded asset-related costs of $0.1 million in Latin America for the three months ended April 1, 2016.
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
Other Costs
The Company recorded other restructuring-type charges of $11.3 million and $5.4 million for the three months ended March 31, 2017 and April 1, 2016, respectively. The other restructuring-type charges were $11.0 million and $3.5 million in North America for the three months ended March 31, 2017 and April 1, 2016, respectively, $1.9 million in Europe for the three months ended April 1, 2016 and $0.3 million in Latin America for the three months ended March 31, 2017.
Other restructuring-type charges are incurred as a direct result of the restructuring program. These restructuring-type charges primarily include project management costs, such as consulting fees related to the supply chain redesign and the cost to change internal systems and processes to support the underlying organizational changes, as well as working capital write-downs not associated with normal operations, equipment relocation, termination of contracts and other immaterial costs.
July 2014 restructuring program
In July 2014, the Company announced a comprehensive restructuring program. As of March 31, 2017, this program is substantially complete and future estimated costs are expected to be immaterial. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally. Total aggregate costs incurred as part of the program were approximately $220 million and the remaining restructuring reserve at March 31, 2017 is not material.
5.    Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended March 31, 2017 and April 1, 2016, the Company recorded other income of $15.0 million and other expense $1.2 million, respectively. For the three months ended March 31, 2017, other income was primarily attributable to $0.7 million related to foreign currency transaction gains and $14.3 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended April 1, 2016, other expense was primarily attributable to $1.0 million related to foreign currency transaction losses and $0.2 million related to losses on derivative instruments that were not designated as cash flow hedges.
6.    Inventories
Approximately 86% of the Company’s inventories are valued using the average cost method and all remaining inventories are valued using the first-in, first-out (FIFO) method. All inventories are stated at the lower of cost and net realizable value.

(in millions)	March 31, 2017	December 31, 2016
Raw materials	$165.2	$170.7
Work in process	131.4	130.3
Finished goods	521.5	467.2
Total	$818.1	$768.2

7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Land	$42.5	$44.7
Buildings and leasehold improvements	217.5	206.5
Machinery, equipment and office furnishings	696.4	714.4
Construction in progress	51.8	53.5
Total gross book value	1,008.2	1,019.1
Less accumulated depreciation	(479.2)	(489.8)
Total net book value	$529.0	$529.3
Depreciation expense for the three fiscal months ended March 31, 2017 and April 1, 2016 was $17.5 million and $18.7 million, respectively.
2016 Egypt Asset Impairment
In the first quarter of 2016, the Egyptian financial outlook, including anticipated cash flows from potential sales transactions, deteriorated due to evolving political and macroeconomic conditions in Egypt. Using a probability weighted-average approach, based on updated internal projections developed by management, the Company determined that the undiscounted expected future cash flows were less than the carrying value of the assets. A valuation of the Egypt machinery and equipment and real property assets was performed using Level 3 inputs including potential sales transactions and negotiations with third party purchasers. Based on the results of the analysis, the Company recorded an impairment charge of $6.0 million in the first quarter of 2016. The impairment charge was recorded in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Egyptian results are reported within the Africa/Asia Pacific reportable segment.

Tables of Contents

8.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill			Indefinite-Lived Assets – Trade Names
	North America	Latin America	Total	North America	Europe	Total
Balance, December 31, 2016	$8.1	$3.9	$12.0	$0.4	$0.4	$0.8
Currency translation and other adjustments	0.1	—	0.1	—	(0.1)	(0.1)
Goodwill and indefinite-lived asset impairment	—	—	—	—	—	—
Balance, March 31, 2017	$8.2	$3.9	$12.1	$0.4	$0.3	$0.7
The amounts of other intangible assets, excluding capitalized software, were as follows (in millions):

	March 31, 2017	December 31, 2016
Amortized intangible assets:
Amortized intangible assets	$108.9	$108.9
Accumulated amortization	(86.6)	(85.0)
Foreign currency translation adjustment	(4.6)	(5.2)
Amortized intangible assets, net	$17.7	$18.7
Amortized intangible assets are stated at cost less accumulated amortization as of March 31, 2017 and December 31, 2016. Amortized intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the three months ended March 31, 2017 and April 1, 2016 was $1.6 million and $2.2 million, respectively. The estimated amortization expense during the twelve month periods beginning March 31, 2017 through April 1, 2022, based on exchange rates as of March 31, 2017, is $4.7 million, $2.7 million, $2.7 million, $2.7 million, $2.7 million, respectively, and $2.2 million thereafter.
The Company capitalizes costs for internal use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. As of March 31, 2017 and December 31, 2016, capitalized software was $8.7 million and $8.8 million, respectively.

Tables of Contents

9.	Long-Term Debt

(in millions)	March 31, 2017	December 31, 2016
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount	(255.0)	(255.6)
Debt issuance costs	(10.3)	(10.6)
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	193.7	75.9
Other	9.0	9.0
Europe
Revolving Credit Facility	21.3	—
Other	6.1	7.4
Latin America credit facilities	58.2	82.4
Africa/Asia Pacific credit facilities	—	0.6
Total debt	1,052.5	938.6
Less current maturities	59.6	67.5
Long-term debt	$992.9	$871.1
At March 31, 2017, maturities of long-term debt during the twelve month periods beginning March 31, 2017 through April 1, 2022 and thereafter are $59.6 million, $217.2 million, $0.8 million, $0.7 million and $1.0 million, respectively, and $773.2 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	March 31, 2017	December 31, 2016
Face Value	$600.0	$600.0
Debt issuance costs	(6.7)	(7.0)
Book value	593.3	593.0
Fair Value (Level 1)	588.7	579.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes due 2029 outstanding as of March 31, 2017 and December 31, 2016 are as follows:

	Subordinated Convertible Notes
(in millions)	March 31, 2017	December 31, 2016
Face value	$429.5	$429.5
Debt discount	(255.0)	(255.6)
Debt issuance costs	(3.6)	(3.6)
Book value	170.9	170.3
Fair value (Level 1)	335.1	343.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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
The Revolving Credit Facility has a maturity date of September 6, 2018. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than the greater of $100 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of March 31, 2017, the availability under the Revolving Credit Facility is greater than $100 million. The fair value of the Revolving Credit Facility approximates the carrying value based on Level 2 inputs based on the short-term and asset-based nature of the Revolving Credit Facility and the related variable interest rate.
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

Tables of Contents

average availability and Total Consolidated Leverage Ratio as set forth in the credit agreement. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	March 31, 2017	December 31, 2016
Outstanding borrowings	$215.0	$75.9
Total credit under facility	700.0	700.0
Undrawn availability(1)	316.7	399.0
Interest rate	2.9%	2.5%
Outstanding letters of credit	$20.7	$21.7
Original issuance	July 2011
Maturity date	Sept 2018
(1) Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at March 31, 2017 is $200.3 million, $48.5 million and $67.9 million, respectively. Total undrawn availability for the U.S. borrower, the Canadian borrower and the European borrowers at December 31, 2016 was $265.0 million, $36.6 million and $97.4 million, respectively.
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	March 31, 2017	December 31, 2016
Outstanding borrowings	$58.2	$82.4
Undrawn availability	29.5	38.2
Interest rate – weighted average	8.9%	11.0%
Maturity date	Various
The Company's Latin America credit facilities are primarily short-term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short-term nature ($57.9 million is short-term) and variable interest rates of the facilities based on Level 2 inputs.

Tables of Contents

10.	Financial Instruments
The Company is exposed to various market risks, including changes in foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in derivative contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
The Company enters into commodity instruments to hedge the purchase of copper and aluminum in future periods and foreign currency exchange contracts principally to hedge the currency fluctuations in certain transactions denominated in foreign currencies, thereby reducing the Company’s risk that would otherwise result from changes in exchange rates. Principal transactions hedged during the year were firm sales and purchase commitments. The fair value of foreign currency contracts represents the amount required to enter into offsetting contracts with similar remaining maturities based on quoted market prices.
The Company accounts for these commodity instruments and foreign currency exchange contracts as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings.
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at March 31, 2017 and December 31, 2016 are shown below (in millions):

	March 31, 2017			December 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$136.8	$19.6	$0.2	$142.5	$9.2	$1.8
Foreign currency exchange	64.6	—	1.3	30.7	0.1	1.1
		$19.6	$1.5		$9.3	$2.9

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of March 31, 2017 and December 31, 2016, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of March 31, 2017 and December 31, 2016, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.

11.	Income Taxes
The Company’s effective tax rate for the three fiscal months ended March 31, 2017 and April 1, 2016 was 33.7% and (114.3)%, respectively. The high effective tax rate for the three fiscal months ended April 1, 2016 was primarily due to the combined effect of incurring operational losses in jurisdictions where valuation allowances were recorded against net deferred tax assets as well as the general impact of having a low level of pre-tax loss, which results in a more volatile effective tax rate.
During the first quarter of 2017, the Company accrued approximately $0.3 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $1.9 million of income tax benefits were recognized due to statute of limitation expirations associated with various uncertain tax positions.
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

The Internal Revenue Service (“IRS”) proposed cumulative taxable income adjustments of approximately $50 million for the 2012-2013 tax years in February 2016. The proposed adjustments related to the Original Issue Discount (“OID”) yield claimed on the Company’s $429.5 million Subordinated Convertible Notes (“Notes”). The Company believed that the amount of the OID deductions claimed on its federal income tax returns since the 2009 issuance of the Notes was proper and appealed the IRS audit adjustment. In March 2017, the IRS Appeals Office ruled in favor of the Company and the audit was closed with no adjustment to reported income or tax. With limited exceptions, tax years prior to 2012 are no longer open in major foreign, state, or local tax jurisdictions.

12.	Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
The components of net pension expense for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 31, 2017		April 1, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.2	$0.9	$0.3	$1.0
Interest cost	1.1	0.7	1.8	0.8
Expected return on plan assets	(2.0)	(0.7)	(2.4)	(0.6)
Amortization of prior service cost	—	0.2	—	0.2
Amortization of net loss	0.6	0.4	1.7	0.3
Net pension expense	$(0.1)	$1.5	$1.4	$1.7
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net pension expense in 2017 is $4.0 million. The prior service cost to be amortized from accumulated other comprehensive income (loss) into net pension expense over the next fiscal year is not material.
Defined benefit pension plan cash contributions for the three fiscal months ended March 31, 2017 and April 1, 2016 were $1.1 million and $1.3 million, respectively.

Tables of Contents

13.	Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of March 31, 2017 and December 31, 2016, respectively, consisted of the following (in millions):

	March 31, 2017		December 31, 2016
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(219.5)	$(13.1)	$(228.2)	$(13.0)
Pension adjustments, net of tax	(57.4)	(1.3)	(58.2)	(1.3)
Accumulated other comprehensive income (loss)	$(276.9)	$(14.4)	$(286.4)	$(14.3)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2016 to March 31, 2017 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2016	$(228.2)	$(58.2)	$(286.4)
Other comprehensive income (loss) before reclassifications	8.7	—	8.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	0.8
Net current - period other comprehensive income (loss)	8.7	0.8	9.5
Balance, March 31, 2017	$(219.5)	$(57.4)	$(276.9)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2015 to April 1, 2016 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2015	$(275.6)	$(64.6)	$(340.2)
Other comprehensive income (loss) before reclassifications	20.8	—	20.8
Amounts reclassified from accumulated other comprehensive income (loss)	10.5	1.3	11.8
Net current - period other comprehensive income (loss)	31.3	1.3	32.6
Balance, April 1, 2016	$(244.3)	$(63.3)	$(307.6)

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and April 1, 2016 (in millions, net of tax):

	Three Fiscal Months Ended	Three Fiscal Months Ended
	March 31, 2017	April 1, 2016
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries	$—	$10.5	SG&A
Amortization of defined pension items, net of tax:
Prior service cost	$0.1	$0.1	Cost of Sales
Net loss	0.7	1.2	Cost of Sales
Total - Pension Items	$0.8	$1.3
Total	$0.8	$11.8
14.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $25.9 million and $28.8 million, respectively, for the three fiscal months ended March 31, 2017 and April 1, 2016.

Tables of Contents

15.	Earnings (Loss) Per Common Share
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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	March 31, 2017	April 1, 2016
Amounts attributable to the Company – basic and diluted:
Net income (loss) attributable to Company common shareholders	$12.4	$(4.7)
Net income (loss) for EPS computations (1)	12.4	(4.7)
Weighted average shares outstanding for basic EPS computation (2)	49.8	49.1
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$0.25	$(0.10)
Weighted average shares outstanding including nonvested shares	49.8	49.1
Dilutive effect of stock options and restricted stock units	1.8	—
Weighted average shares outstanding for diluted EPS computation (2)	51.6	49.1
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$0.24	$(0.10)

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

For the three months ended March 31, 2017 and April 1, 2016, there were approximately 1.7 million shares and 3.8 million shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes. The average stock price threshold conditions had not been met as of March 31, 2017 or April 1, 2016. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding – assuming dilution calculation for the Subordinated Convertible Notes.

Share Price	Shares Underlying Subordinated Convertible Notes	Total Treasury Method Incremental Shares (1)
$36.75	—	—
$38.75	603,152	603,152
$40.75	1,147,099	1,147,099
$42.75	1,640,151	1,640,151
$44.75	2,089,131	2,089,131

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

Tables of Contents

16.	Segment Information
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
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three months ended March 31, 2017 and April 1, 2016, intersegment sales were $5.5 million and $14.6 million in North America, $1.1 million and $3.3 million in Europe and $9.9 million and $3.6 million in Latin America, respectively.
The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 31, 2017 and April 1, 2016 is as follows:

	Three Fiscal Months Ended
(in millions)	March 31, 2017	April 1, 2016
Net Sales:
North America	$543.0	$538.2
Europe	181.0	221.9
Latin America	157.9	155.0
Africa/Asia Pacific	36.3	87.6
Total	$918.2	$1,002.7
Segment Operating Income (Loss):
North America	$25.8	$17.7
Europe	(3.6)	7.7
Latin America	4.6	(3.7)
Africa/Asia Pacific	(3.0)	(1.2)
Total	$23.8	$20.5

(in millions)	March 31, 2017	December 31, 2016
Total Assets:
North America	$1,015.8	$950.2
Europe	639.7	624.1
Latin America	472.0	466.4
Africa/Asia Pacific	166.3	200.9
Total	$2,293.8	$2,241.6

17.	Commitments and Contingencies
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
As previously disclosed, GK Technologies, Inc. (“GK Tech”) was one of several defendants named in a suit filed by the Housing Authority of the City of Los Angeles (“HACLA”) alleging that GK Tech and others were responsible for environmental contamination at the location of a former steel recycling mill in Los Angeles.  As previously disclosed, in January 2017, we, the other defendants and HACLA reached an agreement to settle the matter for $12 million (the “Settlement Payment”), with GK Tech responsible for an immaterial portion of the Settlement Payment.  In the first quarter of 2017, we paid GK Tech’s portion of the Settlement Payment, and the Court dismissed the suit, with prejudice.
At March 31, 2017 and December 31, 2016, we had an accrued liability of approximately $4.8 million and $5.6 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 29 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of March 31, 2017, we were a defendant in approximately 325 cases brought in state and federal courts throughout the United States. In the three months ended March 31, 2017, 19 asbestos cases were brought against us. In the calendar year 2016, 84 asbestos cases were brought against us. In the last 29 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of March 31, 2017, 50,962 asbestos cases have been dismissed. In the three months ended March 31, 2017, 4 asbestos cases were dismissed. As of December 31, 2016, 50,958 cases were dismissed. With regards to the approximately 325 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of March 31, 2017, plaintiffs have asserted monetary damages in 169 cases. In 60 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $544 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 107 other cases pending in state and federal district courts, plaintiffs seek approximately $430 million in damages from as many as 50 defendants. In two cases, plaintiffs have asserted damages related to General Cable in the amount of $20 million. In addition, in relation to these 169 cases, there are claims of $271 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of March 31, 2017 and December 31, 2016, we had accrued, on a gross basis, approximately $4.4 million and as of March 31, 2017 and December 31, 2016, had recovered approximately $0.4 million of insurance recoveries for these lawsuits. The net amount of $4.0 million, as of March 31, 2017 and December 31, 2016 represents our best estimate in order to cover resolution of current asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of March 31, 2017 and December 31, 2016, aggregate settlement costs were $9.9 million and $9.8 million, respectively. For the three months ended March 31, 2017 and April 1, 2016, settlement costs totaled $0.1 million. As of March 31, 2017 and December 31, 2016, aggregate litigation costs were $27.4 million and $27.1 million, respectively. For the three months ended March 31, 2017 and April 1, 2016, the costs of administering and litigating asbestos claims totaled $0.3 million.
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
Our Brazilian subsidiaries have received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. We believe we correctly applied the tax credits taken and that we have substantial defenses to these claims. The total amount of reasonably possible loss for the disputed credits, including potential interest and penalties, is up to $20 million.
Resolution of SEC and DOJ investigations
As previously disclosed, in December 2016, we entered into agreements with the SEC and the DOJ to resolve those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior.  Pursuant to those agreements, fines, disgorgement and pre-judgment interest to the SEC and DOJ total $82.3 million.   As previously disclosed, in January 2017, we paid approximately $20.5 million to the DOJ and

$12.4 million to the SEC.  We will pay approximately $18.5 million to the SEC within 180 days of the date of the resolution and will make a final payment of approximately $30.9 million to the SEC within 360 days of the date of the resolution. At March 31, 2017 and December 31, 2016, we had an accrued liability of $49.4 million and $82.3 million, respectively, for the resolution of the SEC and DOJ investigations.
Purported class action litigation
On March 15, 2017, litigation was initiated against us and certain of our current and former directors, executive officers and employees by a former employee on behalf of a purported class of employees who invested in the common stock of General Cable through our 401(k) plan.  The Plaintiff alleges that we should have not retained the General Cable stock fund as an investment option in our 401(k) plan during the period 2003-2016, when they claim the price of the Company stock was artificially inflated.  The suit alleges various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and was filed in the United States District Court for the Eastern District of Kentucky.  At this early stage in the litigation, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
FCPA-related litigation matters
A civil complaint was filed in the United States District Court for the Southern District of New York on January 5, 2017, by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our former Executive Vice President and Chief Financial Officer (the “Doshi Complaint”). The parties have stipulated to the transfer of the matter to the Eastern District of Kentucky, which has been approved. The Doshi Complaint alleges claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that the defendants made materially false and misleading statements in various quarterly and annual reports filed with the SEC between February 2012 and February 2016. Plaintiffs claim that the Corporation failed to disclose during that period that it had paid bribes in violation of the FCPA, failed to disclose that a portion of its profits were subject to disgorgement, and failed to disclose that when this conduct was discovered it would subject the Corporation to significant monetary penalties. The Doshi Complaint alleges that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock.  The Doshi Complaint seeks damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper.  We have not yet responded to the Complaint.  At this early stage in the litigation, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
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
The 2014 Executive Officer Severance Plan ("2014 Severance Plan"), applicable to the Company’s executive officers holding a position of Executive Vice President or above or the position of Chief Financial Officer, General Counsel, Chief Compliance Officer or Chief Human Resources Officer and were hired or first promoted into such position after August 1, 2014, includes a change in control provision such that the executives may receive payments or benefits in accordance with the 2014 Severance Plan to the extent that both a change of control and a triggering event, each as defined in the 2014 Severance Plan, occur. Unless there are circumstances of ineligibility, as defined, the Company must provide payments and benefits upon both a change in control and a triggering event.
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 31, 2017, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning March 31, 2017 through April 1, 2022 and thereafter are $15.2 million, $12.8 million, $9.6 million, $6.8 million and $4.5 million, respectively, and $9.4 million thereafter.
As of March 31, 2017, the Company had $23.8 million in letters of credit, $279.6 million in various performance bonds and $79.2 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

18.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the Latin America and Africa/Asia Pacific segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” Equity in net earnings of affiliated companies was immaterial for the three fiscal months ended March 31, 2017 and April 1, 2016. The net investment in unconsolidated affiliated companies was $0.2 million and $9.0 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the Company’s ownership percentage was as follows: Colada Continua Chilena, S.A. 41% and Nostag GmbH & Co. KG 33%. In the first quarter of 2017, the Company completed the sale of its 24.6% interest in Pakistan Cables Limited for cash consideration of approximately $5.3 million. Refer to Note 3 - Divestitures for more information.
19.     Fair Value
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$19.6	$—	$19.6	$—	$9.3	$—	$9.3
Equity securities (1)	9.3	—	—	9.3	9.8	—	—	9.8
Total assets	$9.3	$19.6	$—	$28.9	$9.8	$9.3	$—	$19.1
Liabilities:
Derivative liabilities	$—	$1.5	$—	$1.5	$—	$2.9	$—	$2.9
Total liabilities	$—	$1.5	$—	$1.5	$—	$2.9	$—	$2.9
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at March 31, 2017 and December 31, 2016 classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $15.9 million and $17.2 million as of March 31, 2017 and December 31, 2016, respectively. Amounts payable to the plan participants at March 31, 2017 and December 31, 2016, excluding the Deferred Stock, were $10.5 million and $11.0 million, respectively, and are classified as “Other liabilities” in the Condensed Consolidated Balance Sheets.
At March 31, 2017, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

Tables of Contents

20.	Supplemental Guarantor Condensed Financial Information
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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$466.9	$451.3	$—	$918.2
Intercompany	18.2	48.6	50.7	(117.5)	—
	18.2	515.5	502.0	(117.5)	918.2
Cost of sales	—	444.0	454.9	(99.3)	799.6
Gross profit	18.2	71.5	47.1	(18.2)	118.6
Selling, general and administrative expenses	8.0	63.8	41.2	(18.2)	94.8
Operating income (loss)	10.2	7.7	5.9	—	23.8
Other income (expense)	—	2.8	12.2	—	15.0
Interest income (expense):
Interest expense	(14.3)	(15.0)	(5.9)	14.5	(20.7)
Interest income	13.2	1.3	0.6	(14.5)	0.6
	(1.1)	(13.7)	(5.3)	—	(20.1)
Income (loss) before income taxes	9.1	(3.2)	12.8	—	18.7
Income tax (provision) benefit	(4.4)	3.8	(5.7)	—	(6.3)
Equity in net earnings of affiliated companies and subsidiaries	7.7	7.1	—	(14.8)	—
Net income (loss) including noncontrolling interest	12.4	7.7	7.1	(14.8)	12.4
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$12.4	$7.7	$7.1	$(14.8)	$12.4
Comprehensive income (loss):
Net income (loss)	$12.4	$7.7	$7.1	$(14.8)	$12.4
Currency translation gain (loss)	8.7	8.7	8.0	(16.8)	8.6
Defined benefit plan adjustments, net of tax	0.8	0.8	0.4	(1.2)	0.8
Comprehensive income (loss), net of tax	21.9	17.2	15.5	(32.8)	21.8
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$21.9	$17.2	$15.6	$(32.8)	$21.9

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended April 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$447.2	$555.5	$—	$1,002.7
Intercompany	17.1	67.0	42.8	(126.9)	—
	17.1	514.2	598.3	(126.9)	1,002.7
Cost of sales	—	453.9	547.7	(109.8)	891.8
Gross profit	17.1	60.3	50.6	(17.1)	110.9
Selling, general and administrative expenses	18.7	44.9	42.0	(17.1)	88.5
Goodwill impairment charges	—	—	1.6	—	1.6
Intangible asset impairment charges	—	0.3	—	—	0.3
Operating income (loss)	(1.6)	15.1	7.0	—	20.5
Other income (expense)	—	0.2	(1.4)	—	(1.2)
Interest income (expense):
Interest expense	(14.3)	(16.2)	(6.3)	14.9	(21.9)
Interest income	13.8	1.2	0.4	(14.9)	0.5
	(0.5)	(15.0)	(5.9)	—	(21.4)
Income (loss) before income taxes	(2.1)	0.3	(0.3)	—	(2.1)
Income tax (provision) benefit	0.1	(0.4)	(2.1)	—	(2.4)
Equity in net earnings of affiliated companies and subsidiaries	(2.7)	(2.6)	—	5.4	0.1
Net income (loss) including noncontrolling interest	(4.7)	(2.7)	(2.4)	5.4	(4.4)
Less: net income (loss) attributable to noncontrolling interest	—	—	0.3	—	0.3
Net income (loss) attributable to Company common shareholders	$(4.7)	$(2.7)	$(2.7)	$5.4	$(4.7)
Comprehensive income (loss):
Net income (loss)	$(4.7)	$(2.7)	$(2.4)	$5.4	$(4.4)
Currency translation gain (loss)	31.3	31.3	26.8	(57.9)	31.5
Defined benefit plan adjustments, net of tax	1.3	1.3	0.3	(1.6)	1.3
Comprehensive income (loss), net of tax	27.9	29.9	24.7	(54.1)	28.4
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	0.5	—	0.5
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$27.9	$29.9	$24.2	$(54.1)	$27.9

Tables of Contents

Condensed Balance Sheets Information
March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2.7	$80.7	$—	$83.4
Receivables, net of allowances	—	219.0	454.9	—	673.9
Inventories	—	406.7	411.4	—	818.1
Prepaid expenses and other	—	30.1	52.3	—	82.4
Total current assets	—	658.5	999.3	—	1,657.8
Property, plant and equipment, net	0.3	210.4	318.3	—	529.0
Deferred income taxes	—	46.8	20.0	(46.8)	20.0
Intercompany accounts	1,055.9	112.4	78.4	(1,246.7)	—
Investment in subsidiaries	90.4	633.7	—	(724.1)	—
Goodwill	—	5.6	6.5	—	12.1
Intangible assets, net	—	6.0	21.1	—	27.1
Unconsolidated affiliated companies	—	—	0.2	—	0.2
Other non-current assets	—	14.7	32.9	—	47.6
Total assets	$1,146.6	$1,688.1	$1,476.7	$(2,017.6)	$2,293.8
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$136.2	$288.7	$—	$424.9
Accrued liabilities	55.8	71.6	213.4	—	340.8
Current portion of long-term debt	—	—	59.6	—	59.6
Total current liabilities	55.8	207.8	561.7	—	825.3
Long-term debt	773.2	193.7	26.0	—	992.9
Deferred income taxes	152.2	—	18.6	(46.8)	124.0
Intercompany accounts	—	1,133.6	113.1	(1,246.7)	—
Other liabilities	0.1	62.6	107.9	—	170.6
Total liabilities	981.3	1,597.7	827.3	(1,293.5)	2,112.8
Total Company shareholders’ equity	165.3	90.4	633.7	(724.1)	165.3
Noncontrolling interest	—	—	15.7	—	15.7
Total liabilities and equity	$1,146.6	$1,688.1	$1,476.7	$(2,017.6)	$2,293.8

Tables of Contents

Condensed Balance Sheets Information
December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.0	$100.1	$—	$101.1
Receivables, net of allowances	—	202.9	461.6	—	664.5
Inventories	—	363.4	404.8	—	768.2
Prepaid expenses and other	—	26.2	39.2	—	65.4
Total current assets	—	593.5	1,005.7	—	1,599.2
Property, plant and equipment, net	0.3	202.8	326.2	—	529.3
Deferred income taxes	—	42.9	20.4	(42.9)	20.4
Intercompany accounts	1,092.4	104.7	69.4	(1,266.5)	—
Investment in subsidiaries	73.2	612.7	—	(685.9)	—
Goodwill	—	5.6	6.4	—	12.0
Intangible assets, net	—	6.0	22.3	—	28.3
Unconsolidated affiliated companies	—	8.8	0.2	—	9.0
Other non-current assets	—	15.5	27.9	—	43.4
Total assets	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$112.4	$301.6	$—	$414.0
Accrued liabilities	93.4	105.0	221.2	—	419.6
Current portion of long-term debt	—	—	67.5	—	67.5
Total current liabilities	93.4	217.4	590.3	—	901.1
Long-term debt	772.3	75.9	22.9	—	871.1
Deferred income taxes	147.1	—	22.5	(42.9)	126.7
Intercompany accounts	—	1,161.1	105.4	(1,266.5)	—
Other liabilities	—	64.9	108.9	—	173.8
Total liabilities	1,012.8	1,519.3	850.0	(1,309.4)	2,072.7
Total Company shareholders’ equity	153.1	73.2	612.7	(685.9)	153.1
Noncontrolling interest	—	—	15.8	—	15.8
Total liabilities and equity	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(26.1)	$(61.6)	$(1.1)	$—	$(88.8)
Cash flows of investing activities:
Capital expenditures	—	(20.8)	(14.4)	—	(35.2)
Proceeds from properties sold	—	0.1	0.2	—	0.3
Disposal of subsidiaries, net of cash disposed of	—	5.3	—	—	5.3
Other	—	0.2	(0.2)	—	—
Net cash flows of investing activities	—	(15.2)	(14.4)	—	(29.6)
Cash flows of financing activities:
Dividends paid to shareholders	(9.4)	—	—	—	(9.4)
Intercompany accounts	35.5	(39.9)	4.4	—	—
Proceeds from debt	—	645.3	86.4	—	731.7
Repayments of debt	—	(527.5)	(94.9)	—	(622.4)
Net cash flows of financing activities	26.1	77.9	(4.1)	—	99.9
Effect of exchange rate changes on cash and cash equivalents	—	0.6	0.2	—	0.8
Increase (decrease) in cash and cash equivalents	—	1.7	(19.4)	—	(17.7)
Cash and cash equivalents – beginning of period	—	1.0	100.1	—	101.1
Cash and cash equivalents – end of period	$—	$2.7	$80.7	$—	$83.4

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended April 1, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(5.0)	$2.6	$(38.2)	$—	$(40.6)
Cash flows of investing activities:
Capital expenditures	—	(6.6)	(7.7)	—	(14.3)
Proceeds from properties sold	—	0.1	0.1	—	0.2
Disposal of subsidiaries, net of cash disposed of	—	—	(0.1)	—	(0.1)
Other	—	(1.3)	1.3	—	—
Net cash flows of investing activities	—	(7.8)	(6.4)	—	(14.2)
Cash flows of financing activities:
Dividends paid to shareholders	(8.9)	—	—	—	(8.9)
Intercompany accounts	13.9	(16.3)	2.4	—	—
Proceeds from debt	—	259.4	130.5	—	389.9
Repayments of debt	—	(241.0)	(80.9)	—	(321.9)
Net cash flows of financing activities	5.0	2.1	52.0	—	59.1
Effect of exchange rate changes on cash and cash equivalents	—	4.8	(1.2)	—	3.6
Increase (decrease) in cash and cash equivalents	—	1.7	6.2	—	7.9
Cash and cash equivalents - beginning of period	—	0.8	111.6	—	112.4
Cash and cash equivalents - end of period	$—	$2.5	$117.8	$—	$120.3
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended March 31, 2017 and the twelve fiscal months ended December 31, 2016:

(in millions)	March 31, 2017	December 31, 2016
Beginning Balance	$1,092.4	$1,114.5
Non-cash transactions
Deferred tax	—	(27.6)
Equity based awards	(0.8)	5.2
Foreign currency and other	(0.2)	28.4
Cash transactions	(35.5)	(28.1)
Ending Balance	$1,055.9	$1,092.4
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the three fiscal months ended March 31, 2017 or April 1, 2016.
Parent Company Long-Term Debt
At March 31, 2017 and December 31, 2016, the Parent Company was party to the following long-term financing arrangements:

(in millions)	March 31, 2017	December 31, 2016
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount	(255.0)	(255.6)
Debt issuance costs	(10.3)	(10.6)
Other	9.0	9.0
Total Parent Company debt	773.2	772.3
Less current maturities	—	—
Parent Company Long-term debt	$773.2	$772.3

(in millions)	Q1 2018	Q1 2019	Q1 2020	Q1 2021	Q1 2022
Debt maturities twelve month period ending	$—	$—	$—	$—	$—
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
See Item 1A of the Company’s 2016 Annual Report on Form 10-K as filed with the SEC on February 24, 2017 and Part II, Item 1A of this Form 10-Q for a more detailed discussion on some of these risks.
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
The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of March 31, 2017, the Company manufactured its product lines in 33 principal manufacturing facilities and sold its products through its global operations. Additional financial information regarding the Company's segments appears in Note 16 - Segment Information. The Company's guiding principles are as follows:

•
Executing the implementation of the Company's strategy to deliver increased operating income margins and returns from the Company's core strategic operations in North America, Europe and Latin America by leveraging economies of scale and capitalizing on the Company's leading positions across key markets where the Company has built long-standing customer relationships, efficient supply chains and a wide range of product offerings;

•	Simplifying the geographic portfolio and reducing operational complexity by continuing the Company's strategy to exit operations in Africa and Asia Pacific;

•	Aligning organization structure to capitalize on the Company's leading market positions to benefit from key end markets, such as electric utility, industrial and communications;

•	Strengthening and expanding customer relationships by providing high quality product lines and customer service;

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
By operating under these guiding principles, the Company has been able to build a strong market position in the areas in which it competes. These guiding principles are the foundation of the Company's strategic roadmap developed in 2015 that focuses on optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2016 and through the first quarter of 2017, the Company achieved significant progress in the execution of the strategic roadmap designed to transform the Company into a more focused, efficient and innovative organization.
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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced uneven demand with pockets of relative demand strength. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in the three months ended March 31, 2017.
Effect of copper and aluminum prices
The price of copper and aluminum as traded on the London Metal Exchange (“LME”) and Commodity Exchange, Inc. ("COMEX") has historically been subject to considerable volatility. Volatility in the price of copper and aluminum and other raw materials, as well as fuel and energy, may in turn lead to significant fluctuations in our cost of sales or revenues. A significant portion of the Company's electric utility and telecommunications business and, to a lesser extent, the Company's electrical infrastructure business has metal escalators and de-escalators included in customer contracts under a variety of price setting and recovery formulas. The remainder of the Company's business requires that volatility in the cost of metals be recovered through negotiated price changes with customers. In these instances, the ability to change the Company's selling prices may lag the movement in metal prices by a period of time as the customer price changes are implemented.

Asia Pacific divestiture program and Africa divestiture program
As part of the Asia Pacific divestiture program and Africa divestiture program, the Company completed the following as of March 31, 2017 (amounts presented in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss)
Pakistan	Sale	First Quarter 2017	$5.3	$(3.5)
South Africa - Durban(1)	Closure	Fourth Quarter 2016	—	1.6
South Africa - National Cables(1)	Closure	Fourth Quarter 2016	—	(29.4)
Zambia	Sale	Third Quarter 2016	9.8	(14.4)
Egypt (2)	Sale	Second Quarter 2016	5.8	(8.4)
India	Sale	First Quarter 2016	10.8	1.6
Thailand	Sale	Third Quarter 2015	88.0	16.1
Fiji	Sale	First Quarter 2015	9.3	(2.6)
Keystone	Sale	First Quarter 2015	11.0	3.6
The Philippines	Sale	Fourth Quarter 2014	67.1	17.6

(1)	The gain (loss) represents foreign currency translation adjustments reclassified from accumulated other comprehensive income upon liquidation.

(2)	Prior to the sale, the Company recorded a long-lived asset impairment charge of $6.0 million in the first quarter of 2016.
See Note 3 - Divestitures for additional details.
New Strategic Roadmap
In the fourth quarter of 2015, the Company committed to a new strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2017, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies. The additional costs primarily include project management costs, including consulting fees.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$75.0	$24.0	$6.0	$105.0
Total costs incurred in the year ended December 31, 2015	$0.1	$6.7	$1.8	$8.6
Total costs incurred in the year ended December 31, 2016	48.7	13.7	3.4	65.8
Total costs incurred in the quarter ended March 31, 2017	11.9	1.6	0.3	13.8
Total aggregate costs to date	$60.7	$22.0	$5.5	$88.2
Estimated remaining costs	$14.3	$2.0	$0.5	$16.8
Total aggregate costs of the program to date include $15.2 million of employee separation costs, $21.3 million of asset-related costs and $51.7 million of other costs, including $34.5 million of consulting fees. As of March 31, 2017, total aggregate cash outlays related to the program were $66.5 million. Total estimated remaining costs of $17 million include $2 million of employee separation costs, $4 million of asset-related costs and $11 million of other costs, including $9 million of consulting fees.
These actions resulted in the elimination of approximately 390 positions globally. The Company anticipates these actions will result in savings of approximately $100 million annually with incremental savings beginning in 2017 and into 2018.
Resolution of SEC and DOJ investigations
As previously disclosed, in December 2016, we entered into agreements with the SEC and the DOJ to resolve those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior.  Pursuant to those agreements, we will pay fines, disgorgement and pre-judgment interest to the SEC and DOJ in the total amount of $82.3 million.   As previously disclosed, in January 2017, we paid approximately $20.5 million to the DOJ and $12.4 million to the SEC.  We will pay approximately $18.5 million to the SEC within 180 days of the date of the resolution and will make a final payment of approximately $30.9 million to the SEC within 360 days of the date of the resolution.

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
Other Trends
In addition to the factors previously mentioned, the Company is currently being affected by the following general macro-level trends:

•	Global demand and pricing are uneven as a result of macroeconomic factors, and therefore, continue to hamper growth in key end markets;

•	Currency volatility and continued political uncertainty in certain markets;

•	Volatility in the price of copper and aluminum;

•	Competitive price pressures in certain markets;

•	New commodity deposits are more difficult to find, harder and more expensive to extract, and lower in quantities;

•	End market demand in Latin America continues to be hampered by inconsistent construction spending and electrical infrastructure investment;

•	Recovery is slow in Europe and demand continues to be uneven for a broad spectrum of products in Europe;

•	The U.S. market has remained relatively stable compared to the uneven and challenging operating environments of the emerging economies;

•	New communications networks are an enabling technology, which require communication infrastructure investment;

•	Climate change concerns are resulting in increased regulatory energy mandates, emphasizing renewable sources of energy;

•	Project timing continues to be volatile resulting in a lag in demand in all segments; and

•	Countries are seeking greater energy independence for political and economic reasons.
The Company's overall financial results discussed in this section of the quarterly report reflect the above trends.

Results of Operations
The following table sets forth, for the periods indicated, consolidated statements of operations data in millions of dollars and as a percentage of net sales. Percentages may not add due to rounding.

	Three Fiscal Months Ended
	March 31, 2017		April 1, 2016
	Amount	%	Amount	%
Net sales	$918.2	100.0%	$1,002.7	100.0%
Cost of sales	799.6	87.1%	891.8	88.9%
Gross profit	118.6	12.9%	110.9	11.1%
Selling, general and administrative expenses	94.8	10.3%	88.5	8.8%
Goodwill impairment charges	—	—%	1.6	0.2%
Intangible asset impairment charges	—	—%	0.3	—%
Operating income (loss)	23.8	2.6%	20.5	2.0%
Other income (expense)	15.0	1.6%	(1.2)	(0.1)%
Interest expense, net	(20.1)	(2.2)%	(21.4)	(2.1)%
Income (loss) before income taxes	18.7	2.0%	(2.1)	(0.2)%
Income tax (provision) benefit	(6.3)	(0.7)%	(2.4)	(0.2)%
Equity in net earnings of affiliated companies	—	—%	0.1	—%
Net income (loss) including noncontrolling interest	12.4	1.4%	(4.4)	(0.4)%
Less: net income (loss) attributable to noncontrolling interest	—	—%	0.3	—%
Net income (loss) attributable to Company common shareholders	$12.4	1.4%	$(4.7)	(0.5)%
Three Fiscal Months Ended March 31, 2017 Compared with Three Fiscal Months Ended April 1, 2016
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended April 1, 2016 have been adjusted to reflect the three months ended March 31, 2017 copper COMEX average price of $2.65 per pound (a $0.54 increase compared to the same period in 2016) and the aluminum LME average price of $0.94 per pound (a $0.17 increase compared to the same period in 2016).

	Net Sales Three Fiscal Months Ended
	March 31, 2017		April 1, 2016
	Amount	%	Amount	%
North America	$543.0	59%	$538.2	54%
Europe	181.0	20%	221.9	22%
Latin America	157.9	17%	155.0	15%
Africa/Asia Pacific	36.3	4%	87.6	9%
Total net sales	$918.2	100%	$1,002.7	100%

Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	March 31, 2017		April 1, 2016
	Amount	%	Amount	%
North America	$543.0	59%	$584.2	53%
Europe	181.0	20%	235.5	22%
Latin America	157.9	17%	175.9	16%
Africa/Asia Pacific	36.3	4%	98.2	9%
Total metal-adjusted net sales	$918.2	100%	$1,093.8	100%
Metal adjustment	—		(91.1)
Total net sales	$918.2		$1,002.7
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Three Fiscal Months Ended
	March 31, 2017		April 1, 2016
	Pounds	%	Pounds	%
North America	141.7	58%	142.0	54%
Europe	36.8	15%	38.2	15%
Latin America	56.3	23%	55.1	21%
Africa/Asia Pacific	9.0	4%	25.5	10%
Total metal pounds sold	243.8	100%	260.8	100%
Consolidated:
Net sales decreased $84.5 million, or 8%, in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net decrease was primarily attributable to:

•	The sale or exit of operations as part of the restructuring and divestiture programs of $60.4 million

•	Unfavorable product mix of $108.6 million

•	Lower volume of $10.1 million

•	These trends were partially offset by higher copper and aluminum prices of $91.1 million
Volume, as measured by metal pounds sold, decreased 17.0 million pounds, or 7%, in the three months ended March 31, 2017 compared to the three months ended April 1, 2016, principally due to the impact of businesses sold in 2016. Excluding divested businesses, volume, as measured by metal pounds sold, decreased 5.6 million pounds.
North America
Net sales in the North America segment increased $4.8 million, or 1%, in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $46.0 million

•	Partially offset by net sales of $26.5 million attributable to the automotive ignition wire business that was sold in 2016 and unfavorable product mix of $17.5 million
Volume, as measured by metal pounds sold, remained relatively flat in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. Stronger demand for construction, communication and electric utility products helped to offset lower unit volume for the aluminum rod businesses, which benefited from a strong 2016.

Europe
Net sales in the Europe segment decreased $40.9 million, or 18%, for the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net decrease was primarily attributable to:

•	Unfavorable product mix and foreign currency exchange rate changes of $44.1 million and $7.9 million, respectively

•	These trends were partially offset by higher copper and aluminum prices of $13.6 million
Volume, as measured by metal pounds sold, remained relatively flat in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. Stronger demand for electric utility products including land-based turnkey projects as well as energy cables helped to offset the easing performance of the Company’s submarine turnkey project business and continued weak demand for industrial and construction products throughout the region.
Latin America
Net sales in the Latin America segment increased $2.9 million, or 2%, for the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $20.9 million

•	Favorable foreign currency exchange rate changes of $8.0 million

•	These trends were partially offset by unfavorable product mix of $28.2 million
Volume, as measured by metal pounds sold, remained relatively flat in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. Increased shipments of aerial transmission cables in Brazil were offset by the continued pressure across the portfolio driven by uneven spending on electric infrastructure and construction projects.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $51.3 million, or 59%, in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net decrease was primarily attributable to:

•	Net sales of $33.9 million attributable to businesses that were sold or liquidated as part of the divestiture program in 2016

•	Unfavorable product mix of $18.8 million

•	Lower volume of $9.3 million

•	These trends were partially offset by higher copper and aluminum prices of $10.6 million
Volume, as measured by metal pounds sold, decreased by 16.5 million pounds, or 65%, in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The decrease in volume sold was primarily attributable to divested and liquidated businesses of 11.4 million pounds.
Cost of Sales
Cost of sales decreased $92.2 million to $799.6 million in the three months ended March 31, 2017 from $891.8 million in the three months ended April 1, 2016. The decrease was primarily due to lower sales reflecting the impact of divested businesses as well as management's focus on operating efficiency and performance improvement including global procurement initiatives. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost for the three months ended March 31, 2017.
Gross Profit
Gross profit increased $7.7 million, or 7%, for the three months ended March 31, 2017 as compared to the three months ended April 1, 2016. Gross profit as a percentage of sales was 13% and 11% for the three months ended March 31, 2017 and April 1, 2016, respectively.
SG&A Expenses
SG&A expenses increased $6.3 million, or 7%, for the three months ended March 31, 2017 as compared to the three months ended April 1, 2016. For the three months ended March 31, 2017 and April 1, 2016, the increase in SG&A expense was primarily attributable to the following discrete items partially offset by the benefit of restructuring savings:

•	In the three months ended March 31, 2017, the Company recorded restructuring expenses of $11.3 million and a loss on the sale of Pakistan of $3.5 million

•	In the three months ended April 1, 2016, the Company recorded restructuring expenses of $5.1 million
SG&A expenses as a percentage of net sales was approximately 10% and 9% for the three months ended March 31, 2017 and April 1, 2016, respectively.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	March 31, 2017		April 1, 2016
	Amount	%	Amount	%
North America	$25.8	109%	$17.7	86%
Europe	(3.6)	(15)%	7.7	38%
Latin America	4.6	19%	(3.7)	(18)%
Africa/Asia Pacific	(3.0)	(13)%	(1.2)	(6)%
Total operating income (loss)	$23.8	100%	$20.5	100%
North America
The increase in operating income for the North America segment was $8.1 million in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net increase in operating income was primarily attributable to higher metal prices and the benefit of restructuring initiatives in the three months ended March 31, 2017. The increase was partially offset by higher incremental restructuring related charges of $5.6 million in the three months ended March 31, 2017 compared to the three months ended April 1, 2016.
Europe
The decrease in operating income for the Europe segment was $11.3 million in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net decrease in operating income was primarily attributable to the unfavorable impact of lower subsea project activity in the three months ended March 31, 2017.
Latin America
The increase in operating income for the Latin America segment was $8.3 million in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net increase in operating income was primarily driven by increased aerial transmission product shipments, higher metal prices and the impact of performance initiatives in the three months ended March 31, 2017.
Africa/Asia Pacific
The increase in operating loss for the Africa/Asia Pacific segment was $1.8 million in the three months ended March 31, 2017 compared to the three months ended April 1, 2016. The net increase in operating loss was primarily attributable to the net impact of divestiture activity in the three months ended March 31, 2017 compared to the three months ended April 1, 2016.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended March 31, 2017 and April 1, 2016, the Company recorded other income of $15.0 million and other expense $1.2 million, respectively. For the three months ended March 31, 2017, other income was primarily attributable to $0.7 million related to foreign currency transaction gains and $14.3 million related to gains on derivative instruments that were not designated as cash flow hedges. For the three months ended April 1, 2016, other expense was primarily attributable to $1.0 million related to foreign currency transaction losses and $0.2 million related to losses on derivative instruments that were not designated as cash flow hedges.
Interest Expense
Net interest expense of $20.1 million for the three months ended March 31, 2017 remained relatively flat as compared to $21.4 million for the three months ended April 1, 2016.
Tax Provision
The Company’s effective tax rate for the three fiscal months ended March 31, 2017 and April 1, 2016 was 33.7% and (114.3)%, respectively. The high effective tax rate for the three fiscal months ended April 1, 2016 was primarily due to the combined effect of incurring operational losses in jurisdictions where valuation allowances were recorded against net deferred tax assets as well as the general impact of having a low level of pre-tax loss, which results in a more volatile effective tax rate.

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
Short term borrowings vary by period based on the working capital requirements, which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At March 31, 2017, current assets exceeded current liabilities by $832.5 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes it has sufficient liquidity to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes as well as fines, disgorgement and pre-judgment interest related to the settlement of the Company's SEC and DOJ investigations for the next twelve months and foreseeable future.
The Company generally borrows and repays its Revolving Credit Facility multiple times per month for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European and Latin American operations also participate in accounts payable confirming arrangements with several financial institutions to address working capital requirements in the business. At March 31, 2017, the arrangements had a maximum availability limit of the equivalent of approximately $132.4 million, of which approximately $131.8 million was utilized.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of March 31, 2017 and December 31, 2016, approximately 97% and 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries, respectively. If these funds are needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes and the recognition of U.S. taxable income. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs.
Summary of Cash Flows
Operating cash outflow of $88.8 million for the three months ended March 31, 2017 reflects a net working capital use of $123.8 million as compared to a net working capital use of $69.0 million in the three months ended April 1, 2016. The net working capital use in the three months ended March 31, 2017 is primarily due to a decrease in accounts payable, accrued and other liabilities of $76.3 million primarily due to the $32.9 million of payments in the three months ended March 31, 2017 related to the resolution of the SEC and DOJ investigations as well as an increase in inventories of $42.8 million due to an increase in copper and aluminum prices from December 31, 2016. In addition, the operating cash outflow of $88.8 million for the three months ended March 31, 2017 reflects a source of $35.0 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash interest charges, (gain) loss on disposal of subsidiaries and (gains) losses on disposal of property.
The cash outflow from investing activities was $29.6 million in the three fiscal months ended March 31, 2017, primarily reflecting $35.2 million of capital expenditures, partially offset by $5.3 million of proceeds from the disposal of subsidiaries. The Company anticipates capital spending to be approximately $80 million to $100 million in 2017.
Financing activities resulted in $99.9 million and $59.1 million of cash inflows in the three months ended March 31, 2017 and April 1, 2016, respectively. The cash inflows of $99.9 million in the three months ended March 31, 2017 were primarily attributable to increased borrowings on the Company's Revolving Credit Facility of $139.1 million partially offset by repayment of $26.0 million related to the Latin America credit facilities and dividend payments of $9.4 million to all common shareholders of record in the three months ended March 31, 2017. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.

Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,052.5 million as of March 31, 2017 and maintained approximately $346.2 million of excess availability under its various credit facilities around the world. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, debt repayments and interest payments, fines, disgorgement and pre-judgment interest related to the Company's SEC and DOJ investigations as well as discretionary investments in product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows as well as borrowings under the Revolving Credit Facility. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
As of March 31, 2017 and December 31, 2016, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2016 were underfunded by $117.4 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended March 31, 2017 was $1.4 million and cash contributions were approximately $1.1 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. At March 31, 2017, maturities of long-term debt during the twelve month periods beginning March 31, 2017 through April 1, 2022 and thereafter are $59.6 million, $217.2 million, $0.8 million, $0.7 million and $1.0 million, respectively, and $773.2 million thereafter.
Off Balance Sheet Assets and Obligations
As of March 31, 2017, the Company had $23.8 million in letters of credit, $279.6 million in various performance bonds and $79.2 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $0.7 million and $0.8 million for the three months ended March 31, 2017 and April 1, 2016, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $4.8 million and $5.6 million at March 31, 2017 and December 31, 2016, respectively, for all environmental liabilities. Environmental matters are further described in Note 17 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited financial statements in the Company's 2016 Annual Report on Form 10-K. In the three months ended March 31, 2017, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Note 2 - Accounting Standards, Item 1 - Condensed Consolidated Financial Statements of this report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for additional information regarding the Company's exposure to market risks.
As of March 31, 2017 and December 31, 2016, there were no derivatives that were designated as cash flow hedges.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, as of March 31, 2017, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended March 31, 2017 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2016 Annual Report on Form 10-K, except as discussed in Note 17 - Commitments and Contingencies.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the Company during the quarter ended March 31, 2017:

Period	Total number of shares purchased (1), (2)	Average price paid per share
January 1, 2017 through January 27, 2017	8	$19.32
January 28, 2017 through February 24, 2017	91,414	$19.80
February 25, 2017 through March 31, 2017	15,740	$17.50
Total	107,162	$19.47
(1) Includes 106,404 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $19.48 during the three months ended March 31, 2017.
(2) Includes 758 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $18.06 in the three months ended March 31, 2017. The Rabbi Trust (“Trust”) was established in connection with the deferred compensation plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	May 4, 2017	By:	/s/ MATTI M. MASANOVICH
Matti M. Masanovich
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Signed:	May 4, 2017	By:	/s/ LEONARD R. TEXTER
Leonard R. Texter
Senior Vice President and Global Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Commission on May 14, 2010)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015)
10.1+	Form of Stock Option Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan
10.2+	Form of Restricted Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan
10.3+	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the General Cable Corporation Stock Incentive Plan
10.4+	Form of Performance Stock Unit Grant Agreement for Executive Officers under the General Cable Corporation Stock Incentive Plan
10.5+	Separation Agreement, dated as of January 24, 2017, between the Company and Robert Kenny
12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
+    Indicates a management contract or compensatory plan.