Form 10-Q/A
period 2017-06-30
GENERAL CABLE CORP /DE/
filed 2017-10-20
CIK 886035

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

EXPLANATORY NOTE
General Cable Corporation (the “Company”) is filing this amendment to its quarterly report on Form 10-Q for the quarterly period ended June 30, 2017 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 3, 2017, solely for the purpose of notating in the Exhibit Index that confidential treatment was requested as to certain portions of Exhibit 10.2 in connection with a pending application for confidential treatment. Exhibit 10.2 was filed with the original Form 10-Q filing with certain redactions. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment restates in its entirety Item 6 of the Form 10-Q and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this amendment and this amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.
Except as described above, this amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	October 20, 2017	By:	/s/ MATTI M. MASANOVICH
Matti M. Masanovich
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Signed:	October 20, 2017	By:	/s/ LEONARD R. TEXTER
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
**10.2††
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

**12.1	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14
**32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
††	Confidential treatment has been requested for certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
**	Indicates a document that was previously filed or furnished, as applicable, with the original Form 10-Q filing on August 3, 2017.

5