Form 10-Q
period 2017-09-29
GENERAL CABLE CORP /DE/
filed 2017-11-02
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 27, 2017
Common Stock, $0.01 par value	49,964,694

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data) (unaudited)

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net sales	$994.0	$924.5	$2,855.3	$2,948.4
Cost of sales	884.8	821.6	2,526.6	2,615.4
Gross profit	109.2	102.9	328.7	333.0
Selling, general and administrative expenses	108.4	86.1	326.9	238.0
Goodwill impairment charges	—	7.4	—	9.0
Intangible asset impairment charges	—	4.7	—	7.5
Operating income (loss)	0.8	4.7	1.8	78.5
Other income (expense)	10.7	(2.1)	17.9	4.7
Interest income (expense):
Interest expense	(19.2)	(22.5)	(59.3)	(67.2)
Interest income	0.3	0.2	1.4	1.2
	(18.9)	(22.3)	(57.9)	(66.0)
Income (loss) before income taxes	(7.4)	(19.7)	(38.2)	17.2
Income tax (provision) benefit	(6.8)	5.7	(32.3)	(7.7)
Equity in net earnings of affiliated companies	—	0.3	—	0.7
Net income (loss) including noncontrolling interest	(14.2)	(13.7)	(70.5)	10.2
Less: net income (loss) attributable to noncontrolling interest	—	0.6	2.1	(0.6)
Net income (loss) attributable to Company common shareholders	$(14.2)	$(14.3)	$(72.6)	$10.8
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.28)	$(0.29)	$(1.45)	$0.22
Earnings (loss) per common share-assuming dilution	$(0.28)	$(0.29)	$(1.45)	$0.21
Dividends per common share	$0.18	$0.18	$0.54	$0.54
Comprehensive income (loss):
Net income (loss)	$(14.2)	$(13.7)	$(70.5)	$10.2
Currency translation gain (loss)	18.3	13.4	68.7	44.6
Defined benefit plan adjustments, net of tax of $0.3 million and $0.9 million in the three and nine months ended September 29, 2017 and $0.9 million and $2.7 million in the three and nine months ended September 30, 2016	1.1	1.3	3.3	3.9
Comprehensive income (loss), net of tax	5.2	1.0	1.5	58.7
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	1.2	13.4	(0.1)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$5.2	$(0.2)	$(11.9)	$58.8
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	September 29, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$72.2	$101.1
Receivables, net of allowances of $18.6 million at September 29, 2017 and $20.2 million at December 31, 2016	766.9	664.5
Inventories	733.2	768.2
Prepaid expenses and other	77.4	65.4
Total current assets	1,649.7	1,599.2
Property, plant and equipment, net	530.4	529.3
Deferred income taxes	9.3	20.4
Goodwill	11.1	12.0
Intangible assets, net	24.4	28.3
Unconsolidated affiliated companies	0.2	9.0
Other non-current assets	59.4	43.4
Total assets	$2,284.5	$2,241.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$448.4	$414.0
Accrued liabilities	328.1	419.6
Current portion of long-term debt	54.8	67.5
Total current liabilities	831.3	901.1
Long-term debt	1,036.2	871.1
Deferred income taxes	125.9	126.7
Other liabilities	168.1	173.8
Total liabilities	2,161.5	2,072.7
Commitments and contingencies (see Note 17)
Total Equity:
Common stock, $0.01 par value, issued and outstanding shares:
September 29, 2017 – 49,780,438 (net of 9,029,528 treasury shares)
December 31, 2016 – 49,390,850 (net of 9,419,116 treasury shares)	0.6	0.6
Additional paid-in capital	709.8	711.0
Treasury stock	(163.1)	(169.9)
Retained earnings (deficit)	(201.4)	(102.2)
Accumulated other comprehensive income (loss)	(225.7)	(286.4)
Total Company shareholders’ equity	120.2	153.1
Noncontrolling interest	2.8	15.8
Total equity	123.0	168.9
Total liabilities and equity	$2,284.5	$2,241.6
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)

	Nine Fiscal Months Ended
	September 29, 2017	September 30, 2016
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$(70.5)	$10.2
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	56.8	66.3
Foreign currency exchange (gain) loss	3.5	(0.9)
Deferred income taxes	7.6	(5.4)
Non-cash asset impairment charges	2.3	39.3
Non-cash interest charges	3.0	2.8
(Gain) loss on disposal of subsidiaries	72.8	(53.9)
(Gain) loss on disposal of property	3.4	1.7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in receivables	(79.5)	(29.1)
(Increase) decrease in inventories	20.9	58.5
(Increase) decrease in other assets	(0.8)	0.4
Increase (decrease) in accounts payable	26.0	(2.7)
Increase (decrease) in accrued and other liabilities	(111.7)	(21.3)
Net cash flows of operating activities	(66.2)	65.9
Cash flows of investing activities:
Capital expenditures	(71.9)	(53.5)
Proceeds from properties sold	0.9	1.1
Disposal of subsidiaries, net of cash disposed of	0.1	80.0
Investment in restricted cash	(10.0)	—
Other	—	0.2
Net cash flows of investing activities	(80.9)	27.8
Cash flows of financing activities:
Dividends paid to shareholders	(27.5)	(26.7)
Proceeds from debt	1,637.6	1,155.5
Repayments of debt	(1,497.1)	(1,223.9)
Proceeds from sale leaseback transaction	—	6.2
Dividends paid to noncontrolling interest	—	(0.1)
Net cash flows of financing activities	113.0	(89.0)
Effect of exchange rate changes on cash and cash equivalents	5.2	3.1
Increase (decrease) in cash and cash equivalents	(28.9)	7.8
Cash and cash equivalents – beginning of period	101.1	112.4
Cash and cash equivalents – end of period	$72.2	$120.2
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$8.8	$12.7
Interest paid	$61.7	$65.9
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$4.9	$18.8
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2016	$168.9	$0.6	$711.0	$(169.9)	$(102.2)	$(286.4)	$15.8
Comprehensive income (loss)	1.5				(72.6)	60.7	13.4
Common stock dividend	(27.5)				(27.5)
Stock options and RSU expense	7.6		7.6
Sale of noncontrolling interests	(26.4)						(26.4)
Other – issuance pursuant to restricted stock, stock options and other	(1.1)		(8.8)	6.8	0.9
Balance, September 29, 2017	$123.0	$0.6	$709.8	$(163.1)	$(201.4)	$(225.7)	$2.8

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2015	$242.9	$0.6	$720.5	$(180.1)	$27.2	$(340.2)	$14.9
Comprehensive income (loss)	58.7				10.8	48.0	(0.1)
Common stock dividend	(26.7)				(26.7)
Excess tax benefit (deficiency) from stock based compensation	(3.3)		(3.3)
Stock options and RSU expense	6.8		6.8
Other – issuance pursuant to restricted stock, stock options and other	(1.4)		(9.9)	8.5
Balance, September 30, 2016	$277.0	$0.6	$714.1	$(171.6)	$11.3	$(292.2)	$14.8
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)
1.Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and Subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine fiscal months ended September 29, 2017 are not necessarily indicative of results that may be expected for the full year. The December 31, 2016 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2017.
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
2.    Accounting Standards
The Company’s significant accounting policies are described in Note 2 to the audited financial statements in the 2016 Annual Report on Form 10-K. In the nine months ended September 29, 2017, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the Company's Consolidated Financial Statements.
The following accounting pronouncements were adopted and became effective with respect to the Company in 2017:
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The update simplified several areas of accounting for share-based compensation arrangements such as accounting for income taxes, forfeitures and statutory tax withholding requirements and the classification of related amounts on the statement of cash flows. This update was effective for the Company beginning January 1, 2017 and was applied using a modified retrospective transition method. The impact to beginning retained earnings was $0.9 million due to the recognition of deferred tax assets on excess tax benefits that had not previously reduced taxes payable. The adoption of this ASU did not have a material effect on the Company’s Consolidated Financial Statements.
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
The following accounting pronouncements will become effective in future periods with respect to the Company:
In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. This update amends and simplifies existing guidance in order to better align hedge accounting with risk management activities, simplify the hedge accounting requirements, and improve the presentation and disclosure of hedging arrangements. The update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this standard on the Company's Consolidated Financial Statements.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash." This ASU requires entities to show the changes in the total of cash and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and restricted cash in the statement of cash flows. The new guidance requires retrospective application and is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. The standard will have an impact to the presentation of the Company's Statements of Cash Flows. As of September 29, 2017, the Company has $7.2 million and $10.0 million of restricted cash in Prepaid expenses and other and Other non-current assets in the Company's Condensed Balance Sheet, respectively. As of December 31, 2016, the Company has $2.2 million and $0.3 million of restricted cash in Prepaid expenses and other and Other non-current assets in the Company's Condensed Balance Sheet, respectively.
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

3.    Divestitures
Asia Pacific divestitures
Since October 2014, the Company has completed the following as of September 29, 2017 (in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss) (1)
General Cable (Tianjin) Alloy Products Company Limited ("China") (2)	Sale	Third Quarter 2017	$8.8	$(19.9)
General Cable Australia Pty. Ltd. ("Australia")	Closure	Second Quarter 2017	—	(4.2)
Pakistan Cables Limited ("Pakistan") - 24.6% interest	Sale	First Quarter 2017	5.3	(3.5)
General Cable Energy India Private Ltd. ("India")	Sale	First Quarter 2016	10.8	1.6
Phelps Dodge International Thailand ("Thailand") - 75.47% interest	Sale	Third Quarter 2015	88.0	16.1
Dominion Wire and Cables ("Fiji") - 51% interest	Sale	First Quarter 2015	9.3	(2.6)
Keystone Electric Wire and Cable ("Keystone") - 20% interest	Sale	First Quarter 2015	11.0	3.6
Phelps Dodge International Philippines, Inc. ("PDP") - 60% interest and Phelps Dodge Philippines Energy Products Corp (“PDEP”), (together, "the Philippines")	Sale	Fourth Quarter 2014	67.1	17.6

(1)
The pre-tax gain / (loss) for each sale or liquidation was recorded in the Selling, general and administrative ("SG&A") expenses caption of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) includes the reclassification of foreign currency translation adjustments upon sale of the entity. The aggregate pre-tax loss on the reclassification of foreign currency translation adjustments upon sale or liquidation of the Asia Pacific divestiture entities is $47.8 million.

(2)
In the fourth quarter of 2016, the Company updated its strategic path forward based on the current business environment and economic challenges for its China business. In anticipation of a prolonged sales process given the challenging environment, the Company's updated internal projections (based on a probability weighted cash flows approach), resulted in a long-lived asset impairment loss in cost of sales of $11.0 million in the fourth quarter of 2016. The Company continued to pursue process improvement initiatives through the first half of 2017; however, in the third quarter of 2017, the Company completed an accelerated sale of China, recognizing a pre-tax loss of $19.9 million.

As of September 29, 2017, the Company determined that the remaining Asia Pacific business did not meet the held for sale criteria. As of September 29, 2017, the Company's Asia Pacific businesses, and disposals of related operations to date (that occurred over a three year period), are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. Refer to Note 16 - Segment Information for results of the Africa / Asia Pacific segment.
Africa divestitures
The Company's Africa businesses, and disposals of related operations to date, are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. The Company has completed the following as of September 29, 2017 (in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss)(1)
Entreprise des Industries du Cable de Biskra SPA ("Algeria") - 70% interest	Sale	Second Quarter 2017	$3.8	$(38.0)
General Cable Phoenix South Africa Pty. Ltd. ("South Africa - Durban")	Closure	Fourth Quarter 2016	—	1.6
National Cables (Pty) Ltd. ("South Africa - National Cables")	Closure	Fourth Quarter 2016	—	(29.4)
Metal Fabricators of Zambia PLC ("Zambia") - 75.39% interest	Sale	Third Quarter 2016	9.8	(14.4)
General Cable S.A.E. ("Egypt")	Sale	Second Quarter 2016	5.8	(8.4)

(1)
The pre-tax gain / (loss) for each sale or liquidation was recorded in the SG&A expenses caption of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) includes the reclassification of foreign currency translation adjustments upon sale of the entity. The aggregate pre-tax loss on the reclassification of foreign currency translation adjustments upon sale or liquidation of the Africa divestiture entities is $79.4 million.

As of September 29, 2017, the Company determined that the remaining Africa business did not meet the held for sale criteria. Refer to Note 16 - Segment Information for results of the Africa / Asia Pacific segment.
The Company has incurred total aggregate costs of $9.1 million related to its Asia Pacific and Africa divestitures, primarily legal and transaction fees, as of September 29, 2017. Charges incurred in the three and nine months ended September 29, 2017 were $3.3 million and $3.5 million, respectively. The Company did not incur charges in the three months ended September 30, 2016. Charges incurred in the nine months ended September 30, 2016 were $1.6 million.
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
As part of the strategic roadmap, the Company recognized a $6.9 million pre-tax loss in the three and nine months ended September 29, 2017 and a $53.2 million pre-tax gain in the nine months ended September 30, 2016 from asset sales related to the restructuring program. The gains/losses are recognized in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the North America segment. The disposals did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$80.0	$24.0	$6.0	$110.0
Total aggregate costs to date	78.0	22.2	5.5	105.7
Estimated remaining costs	$2.0	$1.8	$0.5	$4.3

	North America	Europe	Latin America	Total
Cost of sales incurred in the three months ended September 29, 2017	$1.4	$(0.4)	$—	$1.0
SG&A expenses incurred in the three months ended September 29, 2017	4.8	—	—	4.8
Cost of sales incurred in the nine months ended September 29, 2017	6.4	0.1	0.3	6.8
SG&A expenses incurred in the nine months ended September 29, 2017	22.8	1.7	—	24.5

	North America	Europe	Latin America	Total
Cost of sales incurred in the three months ended September 30, 2016	$2.0	$0.1	$0.3	$2.4
SG&A expenses incurred in the three months ended September 30, 2016	21.0	—	—	21.0
Cost of sales incurred in the nine months ended September 30, 2016	5.7	2.5	0.5	8.7
SG&A expenses incurred in the nine months ended September 30, 2016	29.6	1.2	0.3	31.1

Changes in the restructuring reserve and activity for the nine months ended September 29, 2017 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Total expected restructuring charges	$17.0	$25.0	$68.0	$110.0
Balance, December 31, 2016	$5.9	$—	$13.3	$19.2
Net provisions	3.3	2.3	25.7	31.3
Net benefits (provisions) charged against net assets	—	(2.3)	(0.2)	(2.5)
Payments	(6.9)	—	(38.2)	(45.1)
Foreign currency translation	0.2	—	0.5	0.7
Balance, September 29, 2017	$2.5	$—	$1.1	$3.6
Total aggregate costs to date	$16.0	$23.6	$66.1	$105.7
Employee Separation Costs
The Company recorded employee separation costs of $0.2 million and $3.3 million for the three and nine months ended September 29, 2017, respectively. The employee separation charges were $0.2 million and $1.1 million in North America for the three and nine months ended September 29, 2017, respectively, and $2.2 million in Europe for the nine months ended September 29, 2017. The Company recorded employee separation costs of $3.3 million and $5.7 million for the three and nine months ended September 30, 2016, respectively. The employee separation charges were $3.1 million and $4.1 million in North America, $0.1 million and $1.5 million in Europe and $0.1 million in Latin America for the three and nine months ended September 30, 2016, respectively.
Employee separation costs include severance and retention bonuses. As of September 29, 2017, employee separation costs included severance charges for approximately 480 employees; approximately 360 of these employees were classified as manufacturing employees and approximately 120 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712").
Asset-Related Costs
The Company recorded long-lived asset impairment charges of $2.3 million in North America for the nine months ended September 29, 2017. The Company recorded asset-related costs of $12.9 million and $14.3 million for the three and nine months ended September 30, 2016, respectively. The asset-related charges were $12.9 million and $13.9 million in North America for the three and nine months ended September 30, 2016, respectively, and $0.4 million in Latin America for the nine months ended September 30, 2016.
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
Other Costs
The Company recorded other restructuring-type charges of $5.6 million and $25.7 million for the three and nine months ended September 29, 2017, respectively. The other restructuring-type charges were $6.0 million and $25.8 million in North America for the three and nine months ended September 29, 2017, respectively, and $0.3 million in Latin America for the nine months ended September 29, 2017. These charges were partially offset by a benefit of $0.4 million in Europe for the three and nine months ended September 29, 2017. The Company recorded other restructuring-type charges of $7.2 million and $19.8 million for the three and nine months ended September 30, 2016, respectively. The other restructuring-type charges were $7.0 million and $17.3 million in North America for the three and nine months ended September 30, 2016, respectively, $2.2 million in Europe for the nine months ended September 30, 2016 and $0.2 million and $0.3 million in Latin America for the three and nine months ended September 30, 2016, respectively.

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
5.    Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 29, 2017 and September 30, 2016, the Company recorded other income of $10.7 million and other expense of $2.1 million, respectively. For the three months ended September 29, 2017, other income was primarily attributable to $11.4 million related to gains on derivative instruments that were not designated as cash flow hedges and $0.7 million related to foreign currency transaction losses. For the three months ended September 30, 2016, other expense was primarily attributable to $2.3 million related to foreign currency transaction losses and $0.2 million related to gains on derivative instruments that were not designated as cash flow hedges.
During the nine months ended September 29, 2017 and September 30, 2016, the Company recorded other income of $17.9 million and $4.7 million, respectively. For the nine months ended September 29, 2017, other income was primarily attributable to $22.0 million related to gains on derivative instruments that were not designated as cash flow hedges which was partially offset by $4.1 million related to foreign currency transaction losses. For the nine months ended September 30, 2016, other income was primarily attributable to $0.9 million related to foreign currency transaction gains and $3.8 million related to gains on derivative instruments that were not designated as cash flow hedges.
6.    Inventories
The Company’s inventories are valued using the average cost method. All inventories are stated at the lower of cost and net realizable value.

(in millions)	September 29, 2017	December 31, 2016
Raw materials	$163.7	$170.7
Work in process	134.3	130.3
Finished goods	435.2	467.2
Total	$733.2	$768.2
7.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	September 29, 2017	December 31, 2016
Land	$44.3	$44.7
Buildings and leasehold improvements	216.9	206.5
Machinery, equipment and office furnishings	717.3	714.4
Construction in progress	55.6	53.5
Total gross book value	1,034.1	1,019.1
Less accumulated depreciation	(503.7)	(489.8)
Total net book value	$530.4	$529.3
Depreciation expense for the three and nine fiscal months ended September 29, 2017 was $16.2 million and $50.5 million, respectively. Depreciation expense for the three and nine fiscal months ended September 30, 2016 was $20.5 million and $58.3 million, respectively.

Tables of Contents

8.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill			Indefinite-Lived Assets – Trade Names
	North America	Latin America	Total	North America	Europe	Total
Balance, December 31, 2016	$8.1	$3.9	$12.0	$0.4	$0.4	$0.8
Currency translation and other adjustments	(0.9)	—	(0.9)	—	(0.1)	(0.1)
Goodwill and indefinite-lived asset impairment	—	—	—	—	—	—
Balance, September 29, 2017	$7.2	$3.9	$11.1	$0.4	$0.3	$0.7
The amounts of other intangible assets, excluding capitalized software, were as follows (in millions):

	September 29, 2017	December 31, 2016
Amortized intangible assets:
Amortized intangible assets	$108.9	$108.9
Accumulated amortization	(89.1)	(85.0)
Foreign currency translation adjustment	(4.8)	(5.2)
Amortized intangible assets, net	$15.0	$18.7
In the three and nine months ended September 30, 2016, the Company recorded a goodwill impairment charge of $7.4 million and an impairment charge on the amortized intangible assets of $4.7 million related to the North America automotive business.
Amortized intangible assets are stated at cost less accumulated amortization as of September 29, 2017 and December 31, 2016. Amortized intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the nine months ended September 29, 2017 and September 30, 2016 was $4.1 million and $6.7 million, respectively. The estimated amortization expense during the twelve month periods beginning September 29, 2017 through September 30, 2022, based on exchange rates as of September 29, 2017, is $2.3 million, $2.2 million, $2.2 million, $2.2 million, $2.2 million, respectively, and $3.9 million thereafter.
The Company capitalizes costs for internal use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. As of September 29, 2017 and December 31, 2016, capitalized software was $8.7 million and $8.8 million, respectively.

Tables of Contents

9.	Long-Term Debt

(in millions)	September 29, 2017	December 31, 2016
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount	(253.8)	(255.6)
Debt issuance costs	(9.5)	(10.6)
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	210.3	75.9
Other	9.0	9.0
Europe
Revolving Credit Facility	47.3	—
Other	6.4	7.4
Latin America credit facilities	51.8	82.4
Africa/Asia Pacific credit facilities	—	0.6
Total debt	1,091.0	938.6
Less current maturities	54.8	67.5
Long-term debt	$1,036.2	$871.1
At September 29, 2017, maturities of long-term debt during the twelve month periods beginning September 29, 2017 through September 30, 2022 and thereafter are $54.8 million, $0.9 million, $0.9 million, $0.6 million and $258.5 million, respectively, and $775.3 million thereafter.
The fair value of the Company's long-term debt, as noted below, was estimated using inputs other than quoted prices that are observable, either directly or indirectly.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	September 29, 2017	December 31, 2016
Face Value	$600.0	$600.0
Debt issuance costs	(6.1)	(7.0)
Book value	593.9	593.0
Fair Value (Level 1)	603.0	579.0
Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes due 2029 outstanding as of September 29, 2017 and December 31, 2016 are as follows:

	Subordinated Convertible Notes
(in millions)	September 29, 2017	December 31, 2016
Face value	$429.5	$429.5
Debt discount	(253.8)	(255.6)
Debt issuance costs	(3.4)	(3.6)
Book value	172.3	170.3
Fair value (Level 1)	382.9	343.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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
The Revolving Credit Facility has a maturity date of May 22, 2022. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than $70 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of September 29, 2017, the availability under the Revolving Credit Facility is greater than $70 million. The fair value of the Revolving Credit Facility approximates the carrying value based on Level 2 inputs based on the short-term and asset-based nature of the Revolving Credit Facility and the related variable interest rate.
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

Tables of Contents

Borrowings under the Revolving Credit Facility bear interest at an interest rate base elected by the Company plus an applicable margin calculated quarterly. The Revolving Credit Facility also requires the payment of a commitment fee equal to the available but unused commitments multiplied by an applicable margin of either 0.25% or 0.375% based on the average daily unused commitments.
The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	September 29, 2017	December 31, 2016
Outstanding borrowings	$257.6	$75.9
Total credit under facility	700.0	700.0
Undrawn availability	363.3	399.0
Interest rate	2.8%	2.5%
Outstanding letters of credit	$25.1	$21.7
Original issuance	July 2011
Maturity date	May 2022
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	September 29, 2017	December 31, 2016
Outstanding borrowings	$51.8	$82.4
Undrawn availability	35.3	38.2
Interest rate – weighted average	7.7%	11.0%
Maturity date	Various
The Company's Latin America credit facilities are primarily short-term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short-term nature ($51.6 million is short-term) and variable interest rates of the facilities based on Level 2 inputs.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at September 29, 2017 and December 31, 2016 are shown below (in millions):

	September 29, 2017			December 31, 2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$120.0	$20.3	$0.2	$142.5	$9.2	$1.8
Foreign currency exchange	120.6	1.5	1.2	30.7	0.1	1.1
		$21.8	$1.4		$9.3	$2.9

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of September 29, 2017 and December 31, 2016, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets. As of September 29, 2017 and December 31, 2016, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of September 29, 2017 and December 31, 2016, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.

11.	Income Taxes
The Company’s effective tax rate for the nine months ended September 29, 2017 and September 30, 2016 was (84.6)% and 44.8%, respectively.  The negative effective tax rate for the nine months ended September 29, 2017 was primarily the result of incurring non-tax deductible losses as well as recording tax only charges for the period. The most significant items unfavorably impacting the effective tax rate for the nine months ended September 29, 2017 were as follows:

•	Recognizing no tax benefit on $25.4 million of operational losses in jurisdictions where valuation allowances are recorded against net deferred tax assets,

•	Recognizing no tax benefit on $64.8 million of losses (including the reclassification of foreign currency translation adjustments) resulting from the sale of businesses,

•	Recognizing no tax benefit on $3.1 million of net foreign exchange related losses associated with the liquidation of our Australian and New Zealand businesses,

•	Recording a $5.7 million valuation allowance against net deferred tax assets in New Zealand due to the expected liquidation of the legal entities in New Zealand, and

•	Recording $9.8 million of income tax expense associated with changes in judgment concerning uncertain tax positions related to the FCPA settlement.
These unfavorable effective tax rate drivers contributed to the recording of $32.3 million of income tax expense on the $38.2 million pre-tax loss for the nine months ended September 29, 2017.
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
The Company’s effective tax rate for the three months ended September 29, 2017 and September 30, 2016 was (91.9)% and 28.9%, respectively. The negative effective tax rate for the three months ended September 29, 2017 was primarily the result of incurring non-tax deductible losses as well as recording tax only charges in the third quarter. The most significant items unfavorably impacting the effective tax rate for the three months ended September 29, 2017 were as follows:

•	Recognizing no tax benefit on $7.0 million of operational losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, and

•	Recognizing no tax benefit on $26.8 million of losses resulting from the sale of businesses.
These unfavorable effective tax rate drivers contributed to the recording of $6.8 million of income tax expense on the $7.4 million pre-tax loss for the three months ended September 29, 2017.
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
During the third quarter of 2017, the Company accrued approximately $0.3 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $3.5 million of net income tax benefits were recognized due to settlements and statute of limitation expirations associated with various uncertain tax positions.
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
The components of net pension expense for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	September 29, 2017		September 30, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.2	$0.9	$0.3	$1.0
Interest cost	1.1	0.7	1.8	0.8
Expected return on plan assets	(2.0)	(0.7)	(2.4)	(0.6)
Amortization of prior service cost	—	—	—	0.2
Amortization of net loss	0.6	0.4	1.7	0.3
Net pension expense	$(0.1)	$1.3	$1.4	$1.7

	Nine Fiscal Months Ended
	September 29, 2017		September 30, 2016
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.6	$2.7	$0.9	$3.0
Interest cost	3.3	2.1	5.4	2.4
Expected return on plan assets	(6.0)	(2.1)	(7.2)	(1.8)
Amortization of prior service cost	—	0.2	—	0.6
Amortization of net loss	1.8	1.2	5.1	0.9
Net pension expense	$(0.3)	$4.1	$4.2	$5.1
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net pension expense in 2017 is $4.0 million. The prior service cost to be amortized from accumulated other comprehensive income (loss) into net pension expense over the next fiscal year is not material.
Defined benefit pension plan cash contributions for the three fiscal months ended September 29, 2017 and September 30, 2016 were $1.7 million and $1.3 million, respectively. Defined benefit pension plan cash contributions for the nine fiscal months ended September 29, 2017 and September 30, 2016 were $3.9 million.

Tables of Contents

13.	Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of September 29, 2017 and December 31, 2016, respectively, consisted of the following (in millions):

	September 29, 2017		December 31, 2016
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(169.5)	$(3.0)	$(228.2)	$(13.0)
Pension adjustments, net of tax	(56.2)	—	(58.2)	(1.3)
Accumulated other comprehensive income (loss)	$(225.7)	$(3.0)	$(286.4)	$(14.3)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2016 to September 29, 2017 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2016	$(228.2)	$(58.2)	$(286.4)
Other comprehensive income (loss) before reclassifications	21.8	—	21.8
Amounts reclassified from accumulated other comprehensive income (loss)	36.9	2.0	38.9
Net current - period other comprehensive income (loss)	58.7	2.0	60.7
Balance, September 29, 2017	$(169.5)	$(56.2)	$(225.7)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2015 to September 30, 2016 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2015	$(275.6)	$(64.6)	$(340.2)
Other comprehensive income (loss) before reclassifications	12.3	—	12.3
Amounts reclassified from accumulated other comprehensive income (loss)	31.8	3.9	35.7
Net current - period other comprehensive income (loss)	44.1	3.9	48.0
Balance, September 30, 2016	$(231.5)	$(60.7)	$(292.2)

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 29, 2017 and September 30, 2016 (in millions, net of tax):

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	September 29, 2017	September 29, 2017
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency translation
Closure of subsidiaries	$—	$4.2	SG&A
Sale of subsidiaries	2.4	32.7	SG&A
Total - foreign currency items	$2.4	$36.9
Defined pension items, net of tax:
Amortization of prior service cost	$0.1	$0.3	Cost of Sales
Amortization of net loss	0.7	2.1	Cost of Sales
Sale of subsidiaries	0.3	(0.4)	SG&A
Total - pension items	$1.1	$2.0
Total	$3.5	$38.9

	Three Fiscal Months Ended	Nine Fiscal Months Ended
	September 30, 2016	September 30, 2016
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Foreign currency translation
Sale of subsidiaries	$13.5	$31.8	SG&A
Defined pension items, net of tax:
Amortization of prior service cost	$0.1	$0.3	Cost of Sales
Amortization of net loss	1.2	3.6	Cost of Sales
Total - pension items	$1.3	$3.9
Total	$14.8	$35.7
14.     Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $28.9 million and $28.4 million, respectively, for the three fiscal months ended September 29, 2017 and September 30, 2016 and $82.4 million and $87.9 million, respectively, for the nine fiscal months ended September 29, 2017 and September 30, 2016.

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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended		Nine Fiscal Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Amounts attributable to the Company – basic and diluted:
Net income (loss) attributable to Company common shareholders	$(14.2)	$(14.3)	$(72.6)	$10.8
Net income (loss) for EPS computations (1)	$(14.2)	$(14.3)	$(72.6)	$10.8
Weighted average shares outstanding for basic EPS computation (2)	50.0	49.6	49.9	49.5
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$(0.28)	$(0.29)	$(1.45)	$0.22
Weighted average shares outstanding including nonvested shares	50.0	49.6	49.9	49.5
Dilutive effect of stock options and restricted stock units	—	—	—	2.2
Weighted average shares outstanding for diluted EPS computation (2)	50.0	49.6	49.9	51.7
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(0.28)	$(0.29)	$(1.45)	$0.21

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

For the three and nine months ended September 29, 2017, there were approximately 3.2 million shares and 3.0 million shares and for the three and nine months ended September 30, 2016, there were approximately 4.0 million and 1.8 million shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
Under ASC 260 - Earnings per Share and ASC 470 - Debt and because of the Company’s obligation to settle the par value of the Subordinated Convertible Notes in cash, the Company is not required to include any shares underlying the Subordinated Convertible Notes in its weighted average shares outstanding – assuming dilution until the average stock price per share for the quarter exceeds the $36.75 conversion price of the Subordinated Convertible Notes and only to the extent of the additional shares that the Company may be required to issue in the event that the Company’s conversion obligation exceeds the principal amount of the Subordinated Convertible Notes. The average stock price threshold conditions had not been met as of September 29, 2017 or September 30, 2016. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three and nine months ended September 29, 2017, intersegment sales were $2.0 million and $10.8 million in North America, $1.2 million and $4.0 million in Europe and $3.7 million and $19.0 million in Latin America, respectively. In the three and nine months ended September 30, 2016, intersegment sales were $7.4 million and $31.1 million in North America, $3.5 million and $7.9 million in Europe, $4.7 million and $14.5 million in Latin America and $0.2 million in Africa/Asia Pacific, respectively.
The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Summarized financial information for the Company’s reportable segments for the three and nine fiscal months ended September 29, 2017 and September 30, 2016 is as follows:

	Three Fiscal Months Ended		Nine Fiscal Months Ended
(in millions)	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net Sales:
North America	$578.2	$496.1	$1,681.4	$1,565.2
Europe	223.8	212.1	619.1	663.5
Latin America	185.6	158.0	491.5	481.2
Africa/Asia Pacific	6.4	58.3	63.3	238.5
Total	$994.0	$924.5	$2,855.3	$2,948.4
Segment Operating Income (Loss):
North America	$19.0	$10.0	$64.7	$101.5
Europe	0.1	10.8	(6.0)	17.0
Latin America	6.0	(7.1)	12.9	(10.4)
Africa/Asia Pacific	(24.3)	(9.0)	(69.8)	(29.6)
Total	$0.8	$4.7	$1.8	$78.5

(in millions)	September 29, 2017	December 31, 2016
Total Assets:
North America	$1,037.6	$950.2
Europe	722.9	624.1
Latin America	487.2	466.4
Africa/Asia Pacific	36.8	200.9
Total	$2,284.5	$2,241.6

17.	Commitments and Contingencies
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
At September 29, 2017 and December 31, 2016, we had an accrued liability of approximately $4.8 million and $5.6 million, respectively, for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 29 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of September 29, 2017, we were a defendant in approximately 249 cases brought in state and federal courts throughout the United States. In the nine months ended September 29, 2017, 50 asbestos cases were brought against us. In the calendar year 2016, 84 asbestos cases were brought against us. In the last 29 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of September 29, 2017, 51,058 asbestos cases have been dismissed. In the nine months ended September 29, 2017, 100 asbestos cases were dismissed. As of December 31, 2016, 50,958 cases were dismissed. With regards to the approximately 249 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of September 29, 2017, plaintiffs have asserted monetary damages in 141 cases. In 40 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $794 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 99 other cases pending in state and federal district courts, plaintiffs seek approximately $404 million in damages from as many as 50 defendants. In two cases, plaintiffs have asserted damages related to General Cable in the amount of $20 million. In addition, in relation to these 141 cases, there are claims of $251 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of September 29, 2017 and December 31, 2016, we had accrued, on a gross basis, approximately $1.1 million and $4.4 million, respectively, and as of September 29, 2017 and December 31, 2016, had recovered approximately $0.1 million and $0.4 million, respectively, of insurance recoveries for these lawsuits. The net amount of $1.0 million and $4.0 million as of September 29, 2017 and December 31, 2016, respectively, represents our best estimate in order to cover resolution of current asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of September 29, 2017 and December 31, 2016, aggregate settlement costs were $10.5 million and $9.8 million, respectively. For the nine months ended September 29, 2017 and September 30, 2016, settlement costs totaled $0.7 million and less than $0.1 million, respectively. As of September 29, 2017 and December 31, 2016, aggregate litigation costs were $28.1 million and $27.1 million, respectively. For the nine months ended September 29, 2017 and September 30, 2016, the costs of administering and litigating asbestos claims totaled $1.0 million and $0.8 million, respectively.
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
Resolution of SEC and DOJ investigations
As previously disclosed, in December 2016, we entered into agreements with the SEC and the DOJ to resolve those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior.  Pursuant to those agreements, we will pay fines, disgorgement and pre-judgment interest to the SEC and DOJ in the total amount of $82.3 million.  As previously disclosed, we paid approximately $20.5 million to the DOJ and $12.4 million to the SEC in January 2017 and we paid approximately $18.5 million to the SEC in June 2017. We will make a final payment of approximately $30.9 million to the SEC within 360 days of the date of the resolution. At September 29, 2017 and December 31, 2016, we had an accrued liability of $30.9 million and $82.3 million, respectively, for the resolution of the SEC and DOJ investigations.

FCPA-related litigation matters
A civil complaint was filed in the United States District Court for the Southern District of New York on January 5, 2017, by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our former Executive Vice President and Chief Financial Officer (the “Doshi Complaint”). The parties have stipulated to the transfer of the matter to the Eastern District of Kentucky, which has been approved. The Doshi Complaint alleges claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that the defendants made materially false and misleading statements in various quarterly and annual reports filed with the SEC between February 2012 and February 2016. Plaintiffs claim that the Corporation failed to disclose during that period that it had paid bribes in violation of the FCPA, failed to disclose that a portion of its profits were subject to disgorgement, and failed to disclose that when this conduct was discovered it would subject the Corporation to significant monetary penalties. The Doshi Complaint alleges that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock.  The Doshi Complaint seeks damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper.  We have not yet responded to the Doshi Complaint.  At this time, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
Purported class action litigation
On March 15, 2017, litigation was initiated against us and certain of our current and former directors, executive officers and employees by a former employee on behalf of a purported class of employees who invested in the common stock of General Cable through our 401(k) plan.  The Plaintiff alleges that we should have not retained the General Cable stock fund as an investment option in our 401(k) plan during the period 2003-2016, when they claim the price of the Company stock was artificially inflated.  The suit alleges various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and was filed in the United States District Court for the Eastern District of Kentucky.  At this time, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At September 29, 2017, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning September 29, 2017 through September 30, 2022 and thereafter are $15.8 million, $13.5 million, $10.8 million, $8.1 million and $5.9 million, respectively, and $10.6 million thereafter.
As of September 29, 2017, the Company had $26.8 million in letters of credit, $200.5 million in various performance bonds and $145.5 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

18.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in the Latin America and Africa/Asia Pacific segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” Equity in net earnings of affiliated companies was immaterial for the three and nine fiscal months ended September 29, 2017. For the three and nine fiscal months ended September 30, 2016, equity in net earnings of affiliated companies was $0.3 million and $0.7 million, respectively. The net investment in unconsolidated affiliated companies was $0.2 million and $9.0 million as of September 29, 2017 and December 31, 2016, respectively. As of September 29, 2017, the Company’s ownership percentage was as follows: Colada Continua Chilena, S.A. 41% and Nostag GmbH & Co. KG 33%.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	September 29, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$21.8	$—	$21.8	$—	$9.3	$—	$9.3
Equity securities (1)	8.7	—	—	8.7	9.8	—	—	9.8
Total assets	$8.7	$21.8	$—	$30.5	$9.8	$9.3	$—	$19.1
Liabilities:
Derivative liabilities	$—	$1.4	$—	$1.4	$—	$2.9	$—	$2.9
Total liabilities	$—	$1.4	$—	$1.4	$—	$2.9	$—	$2.9
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at September 29, 2017 and December 31, 2016 classified as “other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $14.6 million and $17.2 million as of September 29, 2017 and December 31, 2016, respectively. Amounts payable to the plan participants at September 29, 2017 and December 31, 2016, excluding the Deferred Stock, were $9.3 million and $11.0 million, respectively, and are classified as “Other liabilities” in the Condensed Consolidated Balance Sheets.
At September 29, 2017, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$490.9	$503.1	$—	$994.0
Intercompany	18.2	46.3	43.1	(107.6)	—
	18.2	537.2	546.2	(107.6)	994.0
Cost of sales	—	477.0	497.2	(89.4)	884.8
Gross profit	18.2	60.2	49.0	(18.2)	109.2
Selling, general and administrative expenses	15.9	41.0	69.7	(18.2)	108.4
Operating income (loss)	2.3	19.2	(20.7)	—	0.8
Other income (expense)	—	1.8	8.9	—	10.7
Interest income (expense):
Interest expense	(14.3)	(14.7)	(4.0)	13.8	(19.2)
Interest income	12.5	1.3	0.3	(13.8)	0.3
	(1.8)	(13.4)	(3.7)	—	(18.9)
Income (loss) before income taxes	0.5	7.6	(15.5)	—	(7.4)
Income tax (provision) benefit	(0.9)	(0.7)	(5.2)	—	(6.8)
Equity in net earnings of affiliated companies and subsidiaries	(13.8)	(20.7)	—	34.5	—
Net income (loss) including noncontrolling interest	(14.2)	(13.8)	(20.7)	34.5	(14.2)
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$(14.2)	$(13.8)	$(20.7)	$34.5	$(14.2)
Comprehensive income (loss):
Net income (loss)	$(14.2)	$(13.8)	$(20.7)	$34.5	$(14.2)
Currency translation gain (loss)	18.7	18.7	15.7	(34.8)	18.3
Defined benefit plan adjustments, net of tax	0.7	0.7	0.3	(0.6)	1.1
Comprehensive income (loss), net of tax	5.2	5.6	(4.7)	(0.9)	5.2
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$5.2	$5.6	$(4.7)	$(0.9)	$5.2

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

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,446.9	$1,408.4	$—	$2,855.3
Intercompany	53.0	135.7	134.5	(323.2)	—
	53.0	1,582.6	1,542.9	(323.2)	2,855.3
Cost of sales	—	1,392.7	1,404.1	(270.2)	2,526.6
Gross profit	53.0	189.9	138.8	(53.0)	328.7
Selling, general and administrative expenses	41.7	147.6	190.6	(53.0)	326.9
Operating income (loss)	11.3	42.3	(51.8)	—	1.8
Other income (expense)	—	3.4	14.5	—	17.9
Interest income (expense):
Interest expense	(43.1)	(44.7)	(13.8)	42.3	(59.3)
Interest income	38.4	3.9	1.4	(42.3)	1.4
	(4.7)	(40.8)	(12.4)	—	(57.9)
Income (loss) before income taxes	6.6	4.9	(49.7)	—	(38.2)
Income tax (provision) benefit	(13.1)	0.8	(20.0)	—	(32.3)
Equity in net earnings of affiliated companies and subsidiaries	(66.1)	(71.8)	—	137.9	—
Net income (loss) including noncontrolling interest	(72.6)	(66.1)	(69.7)	137.9	(70.5)
Less: net income (loss) attributable to noncontrolling interest	—	—	2.1	—	2.1
Net income (loss) attributable to Company common shareholders	$(72.6)	$(66.1)	$(71.8)	$137.9	$(72.6)
Comprehensive income (loss):
Net income (loss)	$(72.6)	$(66.1)	$(69.7)	$137.9	$(70.5)
Currency translation gain (loss)	58.5	58.5	52.9	(101.2)	68.7
Defined benefit plan adjustments, net of tax	2.2	2.2	1.0	(2.1)	3.3
Comprehensive income (loss), net of tax	(11.9)	(5.4)	(15.8)	34.6	1.5
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	13.4	—	13.4
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(11.9)	$(5.4)	$(29.2)	$34.6	$(11.9)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Nine Fiscal Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,322.5	$1,625.9	$—	$2,948.4
Intercompany	50.2	162.8	115.5	(328.5)	—
	50.2	1,485.3	1,741.4	(328.5)	2,948.4
Cost of sales	—	1,302.3	1,591.4	(278.3)	2,615.4
Gross profit	50.2	183.0	150.0	(50.2)	333.0
Selling, general and administrative expenses	45.3	86.8	156.1	(50.2)	238.0
Goodwill impairment charges	—	7.4	1.6	—	9.0
Intangible asset impairment charges	—	5.0	2.5	—	7.5
Operating income (loss)	4.9	83.8	(10.2)	—	78.5
Other income (expense)	—	(0.1)	4.8	—	4.7
Interest income (expense):
Interest expense	(43.1)	(48.0)	(21.5)	45.4	(67.2)
Interest income	41.6	3.8	1.2	(45.4)	1.2
	(1.5)	(44.2)	(20.3)	—	(66.0)
Income (loss) before income taxes	3.4	39.5	(25.7)	—	17.2
Income tax (provision) benefit	(2.1)	7.6	(13.2)	—	(7.7)
Equity in net earnings of affiliated companies and subsidiaries	9.5	(37.6)	0.2	28.6	0.7
Net income (loss) including noncontrolling interest	10.8	9.5	(38.7)	28.6	10.2
Less: net income (loss) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)
Net income (loss) attributable to Company common shareholders	$10.8	$9.5	$(38.1)	$28.6	$10.8
Comprehensive income (loss):
Net income (loss)	$10.8	$9.5	$(38.7)	$28.6	$10.2
Currency translation gain (loss)	44.1	44.1	42.1	(85.7)	44.6
Defined benefit plan adjustments, net of tax	3.9	3.9	0.9	(4.8)	3.9
Comprehensive income (loss), net of tax	58.8	57.5	4.3	(61.9)	58.7
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$58.8	$57.5	$4.4	$(61.9)	$58.8

Tables of Contents

Condensed Balance Sheets Information
September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.6	$70.6	$—	$72.2
Receivables, net of allowances	—	262.7	504.2	—	766.9
Inventories	—	378.1	355.1	—	733.2
Prepaid expenses and other	—	27.8	49.6	—	77.4
Total current assets	—	670.2	979.5	—	1,649.7
Property, plant and equipment, net	0.3	210.7	319.4	—	530.4
Deferred income taxes	—	42.4	9.3	(42.4)	9.3
Intercompany accounts	1,025.3	116.9	64.0	(1,206.2)	—
Investment in subsidiaries	67.9	581.9	—	(649.8)	—
Goodwill	—	5.6	5.5	—	11.1
Intangible assets, net	—	6.0	18.4	—	24.4
Unconsolidated affiliated companies	—	—	0.2	—	0.2
Other non-current assets	—	17.3	42.1	—	59.4
Total assets	$1,093.5	$1,651.0	$1,438.4	$(1,898.4)	$2,284.5
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$145.5	$302.9	$—	$448.4
Accrued liabilities	38.0	81.2	208.9	—	328.1
Current portion of long-term debt	—	—	54.8	—	54.8
Total current liabilities	38.0	226.7	566.6	—	831.3
Long-term debt	775.2	210.3	50.7	—	1,036.2
Deferred income taxes	159.5	—	8.8	(42.4)	125.9
Intercompany accounts	—	1,088.4	117.8	(1,206.2)	—
Other liabilities	0.6	57.7	109.8	—	168.1
Total liabilities	973.3	1,583.1	853.7	(1,248.6)	2,161.5
Total Company shareholders’ equity	120.2	67.9	581.9	(649.8)	120.2
Noncontrolling interest	—	—	2.8	—	2.8
Total liabilities and equity	$1,093.5	$1,651.0	$1,438.4	$(1,898.4)	$2,284.5

Tables of Contents

Condensed Balance Sheets Information
December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.0	$100.1	$—	$101.1
Receivables, net of allowances	—	202.9	461.6	—	664.5
Inventories	—	363.4	404.8	—	768.2
Prepaid expenses and other	—	26.2	39.2	—	65.4
Total current assets	—	593.5	1,005.7	—	1,599.2
Property, plant and equipment, net	0.3	202.8	326.2	—	529.3
Deferred income taxes	—	42.9	20.4	(42.9)	20.4
Intercompany accounts	1,092.4	104.7	69.4	(1,266.5)	—
Investment in subsidiaries	73.2	612.7	—	(685.9)	—
Goodwill	—	5.6	6.4	—	12.0
Intangible assets, net	—	6.0	22.3	—	28.3
Unconsolidated affiliated companies	—	8.8	0.2	—	9.0
Other non-current assets	—	15.5	27.9	—	43.4
Total assets	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$112.4	$301.6	$—	$414.0
Accrued liabilities	93.4	105.0	221.2	—	419.6
Current portion of long-term debt	—	—	67.5	—	67.5
Total current liabilities	93.4	217.4	590.3	—	901.1
Long-term debt	772.3	75.9	22.9	—	871.1
Deferred income taxes	147.1	—	22.5	(42.9)	126.7
Intercompany accounts	—	1,161.1	105.4	(1,266.5)	—
Other liabilities	—	64.9	108.9	—	173.8
Total liabilities	1,012.8	1,519.3	850.0	(1,309.4)	2,072.7
Total Company shareholders’ equity	153.1	73.2	612.7	(685.9)	153.1
Noncontrolling interest	—	—	15.8	—	15.8
Total liabilities and equity	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 29, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(45.3)	$(26.5)	$5.6	$—	$(66.2)
Cash flows of investing activities:
Capital expenditures	—	(42.0)	(29.9)	—	(71.9)
Proceeds from properties sold	—	0.2	0.7	—	0.9
Disposal of subsidiaries, net of cash disposed of	—	5.3	(5.2)	—	0.1
Intercompany accounts	—	35.5	—	(35.5)	—
Investment in restricted cash	—	—	(10.0)	—	(10.0)
Other	—	0.1	(0.1)	—	—
Net cash flows of investing activities	—	(0.9)	(44.5)	(35.5)	(80.9)
Cash flows of financing activities:
Dividends paid to shareholders	(27.5)	—	—	—	(27.5)
Intercompany accounts	72.8	(111.6)	3.3	35.5	—
Proceeds from debt	—	1,313.2	324.4	—	1,637.6
Repayments of debt	—	(1,178.8)	(318.3)	—	(1,497.1)
Net cash flows of financing activities	45.3	22.8	9.4	35.5	113.0
Effect of exchange rate changes on cash and cash equivalents	—	5.2	—	—	5.2
Increase (decrease) in cash and cash equivalents	—	0.6	(29.5)	—	(28.9)
Cash and cash equivalents – beginning of period	—	1.0	100.1	—	101.1
Cash and cash equivalents – end of period	$—	$1.6	$70.6	$—	$72.2

Tables of Contents

Condensed Statements of Cash Flows Information
Nine Fiscal Months Ended September 30, 2016

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$2.4	$48.2	$15.3	$—	$65.9
Cash flows of investing activities:
Capital expenditures	—	(28.2)	(25.3)	—	(53.5)
Proceeds from properties sold	—	0.4	0.7	—	1.1
Disposal of subsidiaries, net of cash disposed of	—	76.8	3.2	—	80.0
Other	—	(0.8)	1.0	—	0.2
Net cash flows of investing activities	—	48.2	(20.4)	—	27.8
Cash flows of financing activities:
Dividends paid to shareholders	(26.7)	—	—	—	(26.7)
Intercompany accounts	24.3	(36.9)	12.6	—	—
Proceeds from debt	—	820.8	334.7	—	1,155.5
Repayments of debt	—	(882.4)	(341.5)	—	(1,223.9)
Proceeds from sale leaseback transaction	—	—	6.2	—	6.2
Dividends paid to noncontrolling interest	—	—	(0.1)	—	(0.1)
Net cash flows of financing activities	(2.4)	(98.5)	11.9	—	(89.0)
Effect of exchange rate changes on cash and cash equivalents	—	3.8	(0.7)	—	3.1
Increase (decrease) in cash and cash equivalents	—	1.7	6.1	—	7.8
Cash and cash equivalents - beginning of period	—	0.8	111.6	—	112.4
Cash and cash equivalents - end of period	$—	$2.5	$117.7	$—	$120.2
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the nine fiscal months ended September 29, 2017 and the twelve fiscal months ended December 31, 2016:

(in millions)	September 29, 2017	December 31, 2016
Beginning Balance	$1,092.4	$1,114.5
Non-cash transactions
Deferred tax	—	(27.6)
Equity based awards	5.3	5.2
Foreign currency and other	0.4	28.4
Cash transactions	(72.8)	(28.1)
Ending Balance	$1,025.3	$1,092.4
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the nine fiscal months ended September 29, 2017 or September 30, 2016.
Parent Company Long-Term Debt
At September 29, 2017 and December 31, 2016, the Parent Company was party to the following long-term financing arrangements:

(in millions)	September 29, 2017	December 31, 2016
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount	(253.8)	(255.6)
Debt issuance costs	(9.5)	(10.6)
Other	9.0	9.0
Total Parent Company debt	775.2	772.3
Less current maturities	—	—
Parent Company Long-term debt	$775.2	$772.3

(in millions)	Q3 2018	Q3 2019	Q3 2020	Q3 2021	Q3 2022
Debt maturities twelve month period ending	$—	$—	$—	$—	$—
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
The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of September 29, 2017, the Company manufactured its product lines in 30 principal manufacturing facilities and sold its products through its global operations. Additional financial information regarding the Company's segments appears in Note 16 - Segment Information.
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
By operating under these guiding principles, the Company has been able to build a strong market position in the areas in which it competes. These guiding principles are the foundation of the Company's strategic roadmap developed in 2015 that focuses on optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2016 and through the third quarter of 2017, the Company achieved significant progress in the execution of the strategic roadmap designed to transform the Company into a more focused, efficient and innovative organization. While the Company is benefiting from these significant operational and financial performance improvements, current dynamics in the industry are partially offsetting those accomplishments.
The Company considers its key performance indicators to be volume, as measured in metal pounds sold, operating income, net income, adjusted operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA"), earnings per share, operating cash flows, cash conversion, working capital efficiency and returns on capital employed and invested capital.
Significant Current Business Trends and Events and Industry Dynamics
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced uneven demand with pockets of relative demand strength and the industry dynamics remain challenging. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in the three and nine months ended September 29, 2017.
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

Asia Pacific and Africa divestitures
Since October 2014, the Company completed the following as of September 29, 2017 (amounts presented in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss)
China	Sale	Third Quarter 2017	$8.8	$(19.9)
Algeria	Sale	Second Quarter 2017	3.8	(38.0)
Australia	Closure	Second Quarter 2017	—	(4.2)
Pakistan	Sale	First Quarter 2017	5.3	(3.5)
South Africa - Durban	Closure	Fourth Quarter 2016	—	1.6
South Africa - National Cables	Closure	Fourth Quarter 2016	—	(29.4)
Zambia	Sale	Third Quarter 2016	9.8	(14.4)
Egypt	Sale	Second Quarter 2016	5.8	(8.4)
India	Sale	First Quarter 2016	10.8	1.6
Thailand	Sale	Third Quarter 2015	88.0	16.1
Fiji	Sale	First Quarter 2015	9.3	(2.6)
Keystone	Sale	First Quarter 2015	11.0	3.6
The Philippines	Sale	Fourth Quarter 2014	67.1	17.6
The Company has substantially completed its program in the third quarter of 2017. See Note 3 - Divestitures for additional details.
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
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$80.0	$24.0	$6.0	$110.0
Total costs incurred in the year ended December 31, 2015	$0.1	$6.7	$1.8	$8.6
Total costs incurred in the year ended December 31, 2016	48.7	13.7	3.4	65.8
Total costs incurred in the nine months ended September 29, 2017	29.2	1.8	0.3	31.3
Total aggregate costs to date	$78.0	$22.2	$5.5	$105.7
Estimated remaining costs	$2.0	$1.8	$0.5	$4.3
Total aggregate costs of the program to date include $16.0 million of employee separation costs, $23.6 million of asset-related costs and $66.1 million of other costs, including $47.4 million of consulting fees. As of September 29, 2017, total aggregate cash outlays related to the program were $82.1 million. Total estimated remaining costs of $4 million include $1 million of employee separation costs, $1 million of asset-related costs and $2 million of other costs, primarily consulting fees. These actions resulted in the elimination of approximately 480 positions globally.
Resolution of SEC and DOJ investigations
As previously disclosed, in December 2016, we entered into agreements with the SEC and the DOJ to resolve those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior.  Pursuant to those agreements, we will pay fines, disgorgement and pre-judgment interest to the SEC and DOJ in the total amount of $82.3 million.  As previously disclosed, we paid $20.5 million to the DOJ and $12.4 million and $18.5 million to the SEC in January 2017 and June 2017, respectively. We will make a final payment of approximately $30.9 million to the SEC within 360 days of the date of the resolution.

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

	Three Fiscal Months Ended				Nine Fiscal Months Ended
	September 29, 2017		September 30, 2016		September 29, 2017		September 30, 2016
	Amount	%	Amount	%	Amount	%	Amount	%
Net sales	$994.0	100.0%	$924.5	100.0%	$2,855.3	100.0%	$2,948.4	100.0%
Cost of sales	884.8	89.0%	821.6	88.9%	2,526.6	88.5%	2,615.4	88.7%
Gross profit	109.2	11.0%	102.9	11.1%	328.7	11.5%	333.0	11.3%
Selling, general and administrative expenses	108.4	10.9%	86.1	9.3%	326.9	11.4%	238.0	8.1%
Goodwill impairment charges	—	—%	7.4	0.8%	—	—%	9.0	0.3%
Intangible asset impairment charges	—	—%	4.7	0.5%	—	—%	7.5	0.3%
Operating income (loss)	0.8	0.1%	4.7	0.5%	1.8	0.1%	78.5	2.7%
Other income (expense)	10.7	1.1%	(2.1)	(0.2)%	17.9	0.6%	4.7	0.2%
Interest expense, net	(18.9)	(1.9)%	(22.3)	(2.4)%	(57.9)	(2.0)%	(66.0)	(2.2)%
Income (loss) before income taxes	(7.4)	(0.7)%	(19.7)	(2.1)%	(38.2)	(1.3)%	17.2	0.6%
Income tax (provision) benefit	(6.8)	(0.7)%	5.7	0.6%	(32.3)	(1.1)%	(7.7)	(0.3)%
Equity in net earnings of affiliated companies	—	—%	0.3	—%	—	—%	0.7	—%
Net income (loss) including noncontrolling interest	(14.2)	(1.4)%	(13.7)	(1.5)%	(70.5)	(2.5)%	10.2	0.3%
Less: net income (loss) attributable to noncontrolling interest	—	—%	0.6	0.1%	2.1	0.1%	(0.6)	—%
Net income (loss) attributable to Company common shareholders	$(14.2)	(1.4)%	$(14.3)	(1.5)%	$(72.6)	(2.5)%	$10.8	0.4%
Three Fiscal Months Ended September 29, 2017 Compared with Three Fiscal Months Ended September 30, 2016
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three months ended September 30, 2016 have been adjusted to reflect the three months ended September 29, 2017 copper average price (based on COMEX) of $2.89 per pound (a $0.73 increase compared to the same period in 2016) and the aluminum average price (based on LME) of $0.99 per pound (a $0.19 increase compared to the same period in 2016).

	Net Sales Three Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Amount	%	Amount	%
North America	$578.2	58%	$496.1	54%
Europe	223.8	22%	212.1	23%
Latin America	185.6	19%	158.0	17%
Africa/Asia Pacific	6.4	1%	58.3	6%
Total net sales	$994.0	100%	$924.5	100%

Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Amount	%	Amount	%
North America	$578.2	58%	$552.3	53%
Europe	223.8	22%	229.2	22%
Latin America	185.6	19%	186.4	18%
Africa/Asia Pacific	6.4	1%	68.0	7%
Total metal-adjusted net sales	$994.0	100%	$1,035.9	100%
Metal adjustment	—		(111.4)
Total net sales	$994.0		$924.5
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Three Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Pounds	%	Pounds	%
North America	152.5	60%	136.2	55%
Europe	37.7	15%	37.3	15%
Latin America	64.3	25%	57.8	23%
Africa/Asia Pacific	0.8	—%	16.7	7%
Total metal pounds sold	255.3	100%	248.0	100%
Consolidated:
Net sales increased $69.5 million, or 8%, in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $111.4 million

•	Increased volume and favorable foreign currency exchange rate changes of $44.6 million and $13.9 million, respectively

•	These trends were partially offset by the sale or exit of operations of $57.7 million and unfavorable product mix of $42.7 million
Volume, as measured by metal pounds sold, increased 7.3 million pounds, or 3%, in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. Excluding divested businesses, volume, as measured by metal pounds sold, increased 23.0 million pounds.
North America
Net sales in the North America segment increased $82.1 million, or 17%, in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $56.2 million

•	Increased volume of $31.6 million

•	These trends were partially offset by unfavorable product mix of $3.4 million and the sale of operations of $4.9 million
Volume, as measured by metal pounds sold, increased 16.3 million pounds, or 12%, in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. Stronger demand for aerial transmission cables and industrial, construction and specialty products more than offset lower unit volume for aluminum rod products.

Europe
Net sales in the Europe segment increased $11.7 million, or 6%, for the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $17.1 million

•	Favorable foreign currency exchange rate changes of $10.9 million

•	These trends were partially offset by unfavorable product mix of $17.1 million
Volume, as measured by metal pounds sold, remained relatively flat in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. Stronger demand for electric utility products including land-based turnkey projects was partially offset by weaker demand for industrial and construction products.
Latin America
Net sales in the Latin America segment increased $27.6 million, or 17%, for the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $28.4 million

•	Increased volume of $12.6 million

•	These trends were partially offset by unfavorable product mix of $13.7 million
Volume, as measured by metal pounds sold, increased 6.5 million pounds, or 11%, in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The increase in demand was primarily due to higher shipments of aerial transmission cables in Brazil and pockets of improved demand in Chile and Colombia, partially offset by the impact of uneven spending on electric infrastructure and construction projects.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $51.9 million, or 89%, in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. Volume, as measured by metal pounds sold, decreased by 15.9 million pounds, or 95%, in the three months ended September 29, 2017 compared to the three months ended September 30, 2016, primarily due to divested businesses.
Cost of Sales
Cost of sales increased $63.2 million to $884.8 million in the three months ended September 29, 2017 from $821.6 million in the three months ended September 30, 2016. The percentage increase in cost of sales is consistent with the percentage increase in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost for the three months ended September 29, 2017.
Gross Profit
Gross profit increased $6.3 million, or 6%, for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016. Gross profit as a percentage of sales was 11% for the three months ended September 29, 2017 and September 30, 2016.
SG&A Expenses
SG&A expenses increased $22.3 million, or 26%, for the three months ended September 29, 2017 as compared to the three months ended September 30, 2016. For the three months ended September 29, 2017 and September 30, 2016, the increase in SG&A expenses was primarily attributable to the following discrete items:

•	In the three months ended September 29, 2017, the Company recorded pre-tax losses of $28.3 million on asset sales and other restructuring expenses of $4.8 million

•	In the three months ended September 30, 2016, the Company recorded net pre-tax gains of $4.8 million on asset sales and other restructuring expenses of $21.3 million
SG&A expenses as a percentage of net sales was approximately 11% and 9% for the three months ended September 29, 2017 and September 30, 2016, respectively.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Amount	%	Amount	%
North America	$19.0	2,375%	$10.0	212%
Europe	0.1	13%	10.8	230%
Latin America	6.0	750%	(7.1)	(151)%
Africa/Asia Pacific	(24.3)	(3,038)%	(9.0)	(191)%
Total operating income (loss)	$0.8	100%	$4.7	100%
North America
The increase in operating income for the North America segment was $9.0 million in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. In the three months ended September 29, 2017, the Company recognized a $6.9 million loss related to asset sales and other restructuring related charges of $6.2 million. In the three months ended September 30, 2016, the Company recognized restructuring related charges of $23.1 million.
Europe
The decrease in operating income for the Europe segment was $10.7 million in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The decrease in operating income was primarily attributable to the unfavorable impact of lower subsea project activity in the three months ended September 29, 2017.
Latin America
The increase in operating income for the Latin America segment was $13.1 million in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The increase in operating income was primarily driven by the impact of strategic initiatives in the three months ended September 29, 2017.
Africa/Asia Pacific
The increase in operating loss for the Africa/Asia Pacific segment was $15.3 million in the three months ended September 29, 2017 compared to the three months ended September 30, 2016. The increase in operating loss was primarily attributable to the impact of divested businesses. In the three months ended September 29, 2017, the Company recognized pre-tax losses of $21.4 million on asset sales. In the three months ended September 30, 2016, the Company recognized pre-tax losses of $1.1 million on asset sales.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the three months ended September 29, 2017 and September 30, 2016, the Company recorded other income of $10.7 million and other expense of $2.1 million, respectively. For the three months ended September 29, 2017, other income was primarily attributable to $11.4 million related to gains on derivative instruments that were not designated as cash flow hedges and $0.7 million related to foreign currency transaction losses. For the three months ended September 30, 2016, other expense was primarily attributable to $2.3 million related to foreign currency transaction losses and $0.2 million related to gains on derivative instruments that were not designated as cash flow hedges.
Interest Expense
Net interest expense decreased $3.4 million to $18.9 million in the three months ended September 29, 2017 from $22.3 million in the three months ended September 30, 2016. The net decrease was primarily attributable to lower borrowings of the Company's Latin America credit facilities due to the efficient management of working capital.

Tax Provision
The Company’s effective tax rate for the three months ended September 29, 2017 and September 30, 2016 was (91.9)% and 28.9%, respectively. The negative effective tax rate for the three months ended September 29, 2017 was primarily the result of incurring non-tax deductible losses as well as recording tax only charges in the third quarter. The most significant items unfavorably impacting the effective tax rate for the three months ended September 29, 2017 were as follows:

•	Recognizing no tax benefit on $7.0 million of operational losses in jurisdictions where valuation allowances are recorded against net deferred tax assets, and

•	Recognizing no tax benefit on $26.8 million of losses resulting from the sale of businesses.
These unfavorable effective tax rate drivers contributed to the recording of $6.8 million of income tax expense on the $7.4 million pre-tax loss for the three months ended September 29, 2017.
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
Nine Fiscal Months Ended September 29, 2017 Compared with Nine Fiscal Months Ended September 30, 2016
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the nine months ended September 30, 2016 have been adjusted to reflect the nine months ended September 29, 2017 copper average price (based on COMEX) of $2.71 per pound (a $0.58 increase compared to the same period in 2016) and the aluminum average price (based on LME) of $0.96 per pound (a $0.17 increase compared to the same period in 2016).

	Net Sales Nine Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Amount	%	Amount	%
North America	$1,681.4	59%	$1,565.2	53%
Europe	619.1	22%	663.5	23%
Latin America	491.5	17%	481.2	16%
Africa/Asia Pacific	63.3	2%	238.5	8%
Total net sales	$2,855.3	100%	$2,948.4	100%
Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Metal-Adjusted Net Sales Nine Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Amount	%	Amount	%
North America	$1,681.4	59%	$1,705.8	53%
Europe	619.1	22%	706.2	22%
Latin America	491.5	17%	550.2	17%
Africa/Asia Pacific	63.3	2%	268.3	8%
Total metal-adjusted net sales	$2,855.3	100%	$3,230.5	100%
Metal adjustment	—		(282.1)
Total net sales	$2,855.3		$2,948.4

Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Nine Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Pounds	%	Pounds	%
North America	441.4	60%	415.5	53%
Europe	112.3	15%	116.3	15%
Latin America	173.2	23%	176.8	23%
Africa/Asia Pacific	14.5	2%	72.3	9%
Total metal pounds sold	741.4	100%	780.9	100%
Consolidated:
Net sales decreased $93.1 million, or 3%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The net decrease was primarily attributable to:

•	The sale or exit of operations of $198.4 million

•	Unfavorable product mix of $205.3 million

•	These trends were partially offset by higher copper and aluminum prices of $282.1 million, favorable foreign currency exchange rate changes of $15.2 million and increased volume of $13.3 million
Volume, as measured by metal pounds sold, decreased 39.5 million pounds, or 5%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016, principally due to the divestiture of businesses in Africa/Asia Pacific. Excluding divested businesses, volume, as measured by metal pounds sold, increased 7.2 million pounds.
North America
Net sales in the North America segment increased $116.2 million, or 7%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $140.6 million

•	Increased volume of $47.9 million

•	These trends were partially offset by net sales of $50.3 million attributable to the sale of non-core operations and unfavorable product mix of $25.8 million
Volume, as measured by metal pounds sold, increased 25.9 million pounds, or 6%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. Stronger demand for construction and electric utility aerial transmission products more than offset lower unit volume for aluminum rod products.
Europe
Net sales in the Europe segment decreased $44.4 million, or 7%, for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The net decrease was primarily attributable to:

•	Unfavorable product mix of $80.0 million

•	Lower volume of $7.4 million

•	These trends were partially offset by higher copper and aluminum prices of $42.7 million
Volume, as measured by metal pounds sold, decreased 4.0 million, or 3%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016, principally due to the easing performance of the subsea turnkey project business and weaker demand for industrial and construction products. These trends were partially offset by stronger demand for electric utility products including land-based turnkey projects.
Latin America
Net sales in the Latin America segment increased $10.3 million, or 2%, for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $69.0 million

•	Favorable foreign currency exchange rate changes of $11.6 million

•	These trends were partially offset by lower volume and unfavorable product mix of $6.7 million and $63.6 million, respectively

Volume, as measured by metal pounds sold, decreased 3.6 million pounds, or 2%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The decrease in demand was primarily due to continued pressure across the portfolio driven by uneven spending on electric infrastructure and construction projects, partially offset by higher shipments of aerial transmission cables in Brazil.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $175.2 million, or 73%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. Volume, as measured by metal pounds sold, decreased by 57.8 million pounds, or 80%, in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016, primarily attributable to divested businesses.
Cost of Sales
Cost of sales decreased $88.8 million to $2,526.6 million in the nine months ended September 29, 2017 from $2,615.4 million in the nine months ended September 30, 2016. The percentage decrease in cost of sales is consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 45% of total product cost for the nine months ended September 29, 2017.
Gross Profit
Gross profit decreased $4.3 million, or 1%, for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016. Gross profit as a percentage of sales was 12% and 11% for the nine months ended September 29, 2017 and September 30, 2016, respectively.
SG&A Expenses
SG&A expenses increased $88.9 million, or 37%, for the nine months ended September 29, 2017 as compared to the nine months ended September 30, 2016. For the nine months ended September 29, 2017 and September 30, 2016, the increase in SG&A expenses was primarily attributable to the following discrete items, partially offset by the benefit of restructuring savings:

•	In the nine months ended September 29, 2017, the Company recorded pre-tax losses of $72.5 million on asset sales and other restructuring expenses of $24.5 million

•	In the nine months ended September 30, 2016, the Company recorded net pre-tax net gains of $37.9 million on asset sales and other restructuring related expenses of $34.2 million
SG&A expenses as a percentage of net sales was approximately 11% and 8% for the nine months ended September 29, 2017 and September 30, 2016, respectively.
Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Nine Fiscal Months Ended
	September 29, 2017		September 30, 2016
	Amount	%	Amount	%
North America	$64.7	3,594%	$101.5	129%
Europe	(6.0)	(333)%	17.0	22%
Latin America	12.9	717%	(10.4)	(13)%
Africa/Asia Pacific	(69.8)	(3,878)%	(29.6)	(38)%
Total operating income (loss)	$1.8	100%	$78.5	100%

North America
The decrease in operating income for the North America segment was $36.8 million in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. In the nine months ended September 29, 2017, the Company recognized a $6.9 million loss related to asset sales and other restructuring related charges of $29.2 million. In the nine months ended September 30, 2016, the Company recognized a $53.2 million gain related to the disposal of its North American Automotive Ignition Wire business, restructuring related charges of $41.5 million and an additional accrual related to the FCPA investigation of $5.0 million.
Europe
The decrease in operating income for the Europe segment was $23.0 million in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The net decrease in operating income was primarily attributable to the unfavorable impact of lower subsea project activity in the nine months ended September 29, 2017.
Latin America
The increase in operating income for the Latin America segment was $23.3 million in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. The net increase in operating income was primarily driven by the impact of performance initiatives in the nine months ended September 29, 2017 and increased aerial transmission product shipments in Brazil.
Africa/Asia Pacific
The increase in operating loss for the Africa/Asia Pacific segment was $40.2 million in the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. In the nine months ended September 29, 2017, the Company recognized pre-tax losses of $65.6 million on asset sales. In the nine months ended September 30, 2016, the Company recognized pre-tax losses of $21.2 million on asset sales.
Other Income (Expense)
Other income (expense) includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During the nine months ended September 29, 2017 and September 30, 2016, the Company recorded other income of $17.9 million and $4.7 million, respectively. For the nine months ended September 29, 2017, other income was primarily attributable to $22.0 million related to gains on derivative instruments that were not designated as cash flow hedges which was partially offset by $4.1 million related to foreign currency transaction losses. For the nine months ended September 30, 2016, other income was primarily attributable to $0.9 million related to foreign currency transaction gains and $3.8 million related to gains on derivative instruments that were not designated as cash flow hedges.
Interest Expense
Net interest expense decreased $8.1 million to $57.9 million in the nine months ended September 29, 2017 from $66.0 million in the nine months ended September 30, 2016. The net decrease was primarily attributable to lower borrowings of the Company's Latin America credit facilities due to the efficient management of working capital.
Tax Provision
The Company’s effective tax rate for the nine months ended September 29, 2017 and September 30, 2016 was (84.6)% and 44.8%, respectively.  The negative effective tax rate for the nine months ended September 29, 2017 was primarily the result of incurring non-tax deductible losses as well as recording tax only charges for the period. The most significant items unfavorably impacting the effective tax rate for the nine months ended September 29, 2017 were as follows:

•	Recognizing no tax benefit on $25.4 million of operational losses in jurisdictions where valuation allowances are recorded against net deferred tax assets,

•	Recognizing no tax benefit on $64.8 million of losses (including the reclassification of foreign currency translation adjustments) resulting from the sale of businesses,

•	Recognizing no tax benefit on $3.1 million of net foreign exchange related losses associated with the liquidation of our Australian and New Zealand businesses,

•	Recording a $5.7 million valuation allowance against net deferred tax assets in New Zealand due to the expected liquidation of the legal entities in New Zealand, and

•	Recording $9.8 million of income tax expense associated with changes in judgment concerning uncertain tax positions related to the FCPA settlement.

These unfavorable effective tax rate drivers contributed to the recording of $32.3 million of income tax expense on the $38.2 million pre-tax loss for the nine months ended September 29, 2017.
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
Short term borrowings vary by period based on the working capital requirements, which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At September 29, 2017, current assets exceeded current liabilities by $818.4 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes it has sufficient liquidity to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes as well as fines, disgorgement and pre-judgment interest related to the settlement of the Company's SEC and DOJ investigations for the next twelve months and foreseeable future.
The Company generally borrows and repays its Revolving Credit Facility multiple times per month for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several financial institutions to address working capital requirements in the business. At September 29, 2017, the arrangements had a maximum availability limit of the equivalent of approximately $120.1 million, of which approximately $118.9 million was utilized. The Company's Latin American operations participate in short-term loans and accounts payable confirming arrangements for working capital purposes. At September 29, 2017, the arrangements had a maximum availability limit of the equivalent of approximately $87.1 million, of which approximately $51.8 million was utilized.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of September 29, 2017 and December 31, 2016, approximately 98% and 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries, respectively. If these funds are needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes and the recognition of U.S. taxable income. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs.
Summary of Cash Flows
Operating cash outflow of $66.2 million for the nine months ended September 29, 2017 reflects a net working capital use of $145.1 million as compared to a net working capital source of $5.8 million in the nine months ended September 30, 2016. The net working capital use in the nine months ended September 29, 2017 is primarily due to a decrease in accounts payable, accrued and other liabilities of $85.7 million primarily due to the $51.4 million of payments in the nine months ended September 29, 2017 related to the resolution of the SEC and DOJ investigations as well as an increase in receivables of $79.5 million reflecting robust activity experienced in September and an increase in copper and aluminum prices from December 31, 2016. The working capital use was partially offset by a decrease in inventories of $20.9 million as the Company has continued to tightly manage inventory levels despite rising metal prices. Partially offsetting the above use of cash to fund working capital requirements were cash earnings of$78.9 million defined as net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, non-cash interest charges, (gain) loss on disposal of subsidiaries and (gains) losses on disposal of property.
The cash outflow from investing activities was $80.9 million in the nine fiscal months ended September 29, 2017, primarily reflect $71.9 million of capital expenditures. The Company anticipates capital spending to be approximately $80 million to $100 million in 2017.

Financing activities resulted in $113.0 million of cash inflows and $89.0 million of cash outflows in the nine months ended September 29, 2017 and September 30, 2016, respectively. The cash inflows of $113.0 million in the nine months ended September 29, 2017 were primarily attributable to increased borrowings on the Company's Revolving Credit Facility of $181.7 million, partially offset by repayments to the Latin America credit facilities and dividend payments of $27.5 million to all common shareholders of record in the nine months ended September 29, 2017. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,091.0 million as of September 29, 2017 and maintained approximately $398.6 million of excess availability under its various credit facilities around the world. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, debt repayments and interest payments, fines, disgorgement and pre-judgment interest related to the Company's SEC and DOJ investigations as well as discretionary investments in product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows as well as borrowings under the Revolving Credit Facility. The Revolving Credit Facility was amended and restated on May 22, 2017 to, among other things, extend the maturity date to May 22, 2022; the facility size remained unchanged at $700 million, $441 million of which may be borrowed by the U.S. borrower, $210 million of which may be borrowed by the European borrowers and $49 million of which may be borrowed by the Canadian borrower. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
On July 16, 2017, the Company announced that its Board of Directors initiated a review of strategic alternatives to maximize shareholder value, including a potential sale of the Company.  There can be no assurance of the terms, timing or structure of any transaction, or whether any such transaction will take place at all, and any such transaction is subject to risks and uncertainties. In connection with a change of control (as defined in the indenture governing the 5.75% Senior Notes), the holders of the 5.75% Senior Notes have the right to cause the Company to repurchase their notes for a cash price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of repurchase.  In connection with a “fundamental change” (as defined in the indenture governing the Company’s Subordinated Convertible Notes) each holder of the Subordinated Convertible Notes has the right to require the Company to repurchase their Subordinated Convertible Notes for cash at a price equal to the principal amount plus accrued but unpaid interest to, but excluding, the repurchase date. In addition, in the event of a “fundamental change” the holders of the Subordinated Convertible Notes have the right to convert their notes into cash, and in certain circumstances, shares of the Company’s common stock.  If a holder elects to convert their Subordinated Convertible Notes in connection with certain change of control transactions, the Company would be required to pay a make-whole premium, by increasing the conversion rate applicable to the Subordinated Convertible Notes (conversion rate as of September 29, 2017 was 32.578 shares per $1,000 principal amount of the notes). Any increase in the applicable conversion rate would be determined by reference to a matrix applicable to the Subordinated Convertible Notes and is based on the date on which such change in control transaction becomes effective and the price paid, or deemed paid, per share of the Company’s common stock in such transaction. If the per share price paid, or deemed paid, is less than $30.00, no additional shares will be added to the conversion rate.
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
As of September 29, 2017 and December 31, 2016, the Company was in compliance with all material debt covenants.

The Company’s defined benefit plans at December 31, 2016 were underfunded by $117.4 million. Pension expense for the Company’s defined benefit pension plans for the nine fiscal months ended September 29, 2017 was $3.8 million and cash contributions were approximately $3.9 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. At September 29, 2017, maturities of long-term debt during the twelve month periods beginning September 29, 2017 through September 30, 2022 and thereafter are $54.8 million, $0.9 million, $0.9 million, $0.6 million and $258.5 million, respectively, and $775.3 million thereafter.
Off Balance Sheet Assets and Obligations
As of September 29, 2017, the Company had $26.8 million in letters of credit, $200.5 million in various performance bonds and $145.5 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $3.1 million and $2.4 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $4.8 million and $5.6 million at September 29, 2017 and December 31, 2016, respectively, for all environmental liabilities. Environmental matters are further described in Note 17 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited financial statements in the Company's 2016 Annual Report on Form 10-K. In the nine months ended September 29, 2017, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
As of September 29, 2017 and December 31, 2016, there were no derivatives that were designated as cash flow hedges.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, as of September 29, 2017, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 29, 2017.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended September 29, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended September 29, 2017 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2016 Annual Report on Form 10-K, except as discussed in Note 17 - Commitments and Contingencies.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the Company during the quarter ended September 29, 2017:

Period	Total number of shares purchased (1), (2)	Average price paid per share
July 1, 2017 through July 28, 2017	51	$16.30
July 29, 2017 through August 25, 2017	1,094	$17.66
August 26, 2017 through September 29, 2017	4,286	$17.83
Total	5,431	$17.19
(1) Includes 5,102 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $17.72 during the three months ended September 29, 2017.
(2) Includes 329 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $18.85 in the three months ended September 29, 2017. The Rabbi Trust (“Trust”) was established in connection with the deferred compensation plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.
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

General Cable Corporation

Signed:	November 2, 2017	By:	/s/ MATTI M. MASANOVICH
Matti M. Masanovich
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Signed:	November 2, 2017	By:	/s/ LEONARD R. TEXTER
Leonard R. Texter
Senior Vice President and Global Controller
(Principal Accounting Officer)