Form 10-K
period 2017-12-31
GENERAL CABLE CORP /DE/
filed 2018-02-28
CIK 886035

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $799.5 million at June 30, 2017 (based upon non-affiliate holdings of 48,896,572 shares and a market price of $16.35 per share).
As of February 20, 2018 there were 50,627,503 shares of the registrant’s Common Stock outstanding.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I.

ITEM 1.	BUSINESS
General Cable Corporation ("the Company") is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, automotive, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems.
On December 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, Prysmian S.p.A., a company organized under the laws of the Republic of Italy (“Parent”), and Alisea Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (each, a “Share”), except for certain excluded shares, will automatically be canceled and converted into the right to receive $30.00 in cash, without interest (the “Merger Consideration”). See Note 3 - Merger Agreement with Prysmian S.p.A. for additional details.
The Company remains committed to executing the guiding principles set forth by the Company as follows:

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
North America
The North America segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products primarily in the United States and Canada. The North America segment contributed approximately 58%, 53% and 51% of the Company’s consolidated revenues for 2017, 2016 and 2015, respectively.
The North America segment primarily consists of 17 manufacturing facilities across the region. In 2017, the Company has continued to execute its restructuring programs in North America.
Additionally, the North America segment has regional centers of excellence and state-of-the-art laboratories for technical expertise and innovation in material technology and compounding, electrical testing, data cables, and specialty and military cables.
Europe
The Europe segment engages in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for the energy, industrial, construction, specialty and communications markets with operations in France, Germany, Norway, Portugal and Spain, and sells into markets throughout Europe, Latin America, Africa, Asia and North America. Additionally, the Europe segment engages in the design, integration, and installation on a turn-key basis of products such as high and extra-high voltage terrestrial and submarine power and communication systems around the world. The Europe segment contributed approximately 23%, 23% and 21% of the Company’s consolidated revenues for 2017, 2016 and 2015, respectively.
The Europe segment primarily consists of 6 manufacturing facilities across the region. In 2017, the Company has continued to execute its restructuring programs in Europe. The Europe segment has regional centers of excellence and state-of-the-art laboratories for high and extra-high voltage power cables and systems, submarine power and communications systems, and halogen-free flame retardant technology and compounding.
Latin America
The Latin America segment engages in the development, design, manufacture, marketing and distribution of copper and aluminum wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The principal Latin America operations are located in Brazil, Chile, Colombia, Costa Rica and Mexico. The Latin America segment contributed approximately 17%, 17% and 16% of the Company’s consolidated revenues in 2017, 2016 and 2015, respectively.
The Latin America segment primarily consists of 6 manufacturing facilities across the region. In 2017, the Company has continued to execute its restructuring programs in Latin America. The Latin America segment has regional centers of excellence and state-of-the-art laboratories for rod fabrication and drawing.

Africa/Asia Pacific
The Africa/Asia Pacific segment engages in the development, design, manufacture, marketing and distribution of copper and aluminum wire and cable products for use in the energy, industrial, construction, specialty and communications markets as well as manufacture and distribution of rod mill wire and cable products. The Africa/Asia Pacific manufacturing operations are primarily located in Angola. The Africa/Asia Pacific segment contributed approximately 2%, 7% and 12% of the Company’s consolidated revenues in 2017, 2016 and 2015, respectively.
The Africa/Asia Pacific segment primarily consists of 1 manufacturing facility across the region. In October 2014, the Company announced the intent to divest all of its operations in Asia Pacific and Africa. As part of the October 2014 announcement, the Company completed the following as of December 31, 2017:

Entity	Sale / Closure	Sale / Closure Date
General Cable New Zealand Limited ("New Zealand")	Closure	Fourth Quarter 2017
General Cable (Tianjin) Alloy Products Company Limited ("China")	Sale	Third Quarter 2017
Entreprise des Industries du Cable de Biskra SPA ("Algeria") - 70% interest	Sale	Second Quarter 2017
General Cable Australia Pty. Ltd. ("Australia")	Closure	Second Quarter 2017
Pakistan Cables Limited ("Pakistan") - 24.6% interest	Sale	First Quarter 2017
General Cable Phoenix South Africa Pty. Ltd. (" South Africa - Durban")	Closure	Fourth Quarter 2016
National Cables (Pty) Ltd. ("South Africa - National Cables")	Closure	Fourth Quarter 2016
Metal Fabricators of Zambia PLC ("Zambia") - 75.39% interest	Sale	Third Quarter 2016
General Cable S.A.E. ("Egypt")	Sale	Second Quarter 2016
General Cable Energy India Private Ltd. ("India")	Sale	First Quarter 2016
Phelps Dodge International Thailand ("Thailand") - 75.47% interest	Sale	Third Quarter 2015
Dominion Wire and Cables ("Fiji") - 51% interest	Sale	First Quarter 2015
Keystone Electric Wire and Cable ("Keystone") - 20% interest	Sale	First Quarter 2015
Phelps Dodge International Philippines, Inc. ("PDP") - 60% interest	Sale	Fourth Quarter 2014
Phelps Dodge Philippines Energy Products Corp (“PDEP”)	Sale	Fourth Quarter 2014

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

Customers
The Company has a regionally coordinated direct sales force and in certain of its businesses operates under supply agreements of varying lengths. These agreements generally do not require a minimum level of sales and customers are not contractually obligated to buy the Company's products exclusively; however, these agreements generally provide adjustments to selling prices to reflect fluctuations in the cost of raw materials and typically have one to four year terms. The primary agreements are strategic alliances with a number of major utility customers and respective markets. The Company sells direct to utilities, independent distributors, retailers, contractors, and OEMs.
Raw Materials
The principal raw materials used by the Company in the manufacturing of its wire and cable products are copper and aluminum. The Company's products are material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product costs for the year ended December 31, 2017. The average price of copper and aluminum based on the London Metal Exchange (“LME”) and Commodity Exchange, Inc ("COMEX") per quarter for the last three years is:

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Full Year
Copper Cathode
2017	$2.65	$2.58	$2.89	$3.10	$2.80
2016	2.11	2.13	2.16	2.39	2.20
2015	2.66	2.77	2.40	2.20	2.51
Aluminum
2017	0.94	0.96	0.99	1.05	0.98
2016	0.77	0.79	0.80	0.85	0.80
2015	1.04	0.92	0.80	0.76	0.88
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
Therefore, in the short-term, during periods of escalating raw material cost inputs, to the extent the Company is able to increase prices in the market to recover the higher raw material costs, the Company will generally experience an increase in gross profit from the sale of its relatively lower value inventory as computed under the weighted average inventory costing method. If the Company is unable to increase prices with the rise in the raw material market prices due to low levels of demand or market dynamics, the Company will experience lower gross profit. Conversely, during periods of declining raw material cost inputs, to the extent the Company has to decrease prices in the market due to competitive pressure as the current cost of metals declines, the Company will generally experience downward pressure on its gross profit due to the sale of relatively higher value inventory as computed under the weighted average inventory costing method. If the Company is able to maintain price levels in an environment in which raw material prices are declining due to high levels of demand, the Company will experience higher gross profit. There is no exact future measure of the effect to the Company's profitability of the change of raw material cost inputs due to the unique set of selling variables and the high volume of transactions in any given period, each of which involves numerous individual pricing decisions. In 2017, if there were a 10% increase in copper and aluminum costs, then our cost of sales would have increased approximately $171 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum. To help reduce this volatility, the Company has implemented various pricing mechanisms and hedges a portion of its metal purchases when there is a firm price commitment for a future delivery but does not engage in speculative metals trading.
The Company purchases copper and aluminum from various global sources, generally through annual supply agreements. These agreements do not contractually obligate the Company to purchase products exclusively, or require the Company to purchase products for a significant period of time. Copper and aluminum raw material supply is available from many sources and supply is generally expected to remain adequate for the Company's requirements, however, unanticipated problems with the Company's copper or aluminum rod suppliers could negatively affect the Company's business. The Company has centralized purchasing of its copper, aluminum and other significant raw materials to capitalize on economies of scale and to facilitate the negotiation of purchase terms from suppliers. In North America, the Company's largest supplier of copper accounted for approximately 70% of its total copper purchases while the largest supplier of aluminum accounted for approximately 60% of its total aluminum purchases. In Europe, the Company's largest supplier of copper accounted for approximately 45% of its total copper purchases while the largest supplier of aluminum accounted for approximately 30% of its total aluminum purchases. In Latin America, the Company’s largest supplier of copper accounted for approximately 75%  of its total copper purchases while the largest supplier of aluminum accounted for approximately 30% of its total aluminum purchases.
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
Although in the aggregate these patents are of considerable importance to the manufacturing and marketing of many of the Company's products, the Company does not consider any single patent to be material to its business as a whole. Trademarks and trade names, which are important to the Company, are General Cable®, Anaconda® Brand, Carol® Brand, GenSPEED® Brand, NextGen® Brand, NSW® Brand, NUAL® Brand, Prestolite Wire® Brand, Silec® Brand, STABILOY® Brand and the Company's triad symbol. The Company believes that products bearing these trademarks have achieved significant brand recognition within the industry.
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
Competition
The markets for all of the Company's products are highly competitive and most markets include several competitors. The degree of competition varies by operating segment and product line. However, in general, the industry is mature and cost driven. Although the primary competitive factors for the Company's products vary somewhat across the different product categories, the principal factors influencing competition include, but are not limited to, price, quality, breadth of product line, inventory, delivery time, customer service, the environmental impact of the products, and the ability to meet customers' needs.
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
Advertising Expense
Advertising expense consists of expenses to promote the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $6.4 million, $7.9 million and $10.4 million in 2017, 2016 and 2015, respectively.

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
Employees
At December 31, 2017, General Cable employed approximately 8,500 employees worldwide. Approximately 45% of our employees were covered by collective bargaining agreements, of which approximately 40% are subject to agreements that expire within one year from December 31, 2017. The Company believes it will successfully renegotiate these contracts as they come due. Generally, labor agreements are negotiated on an annual or bi-annual basis. The Company believes that its relations with its employees are generally good.
Disclosure Regarding Forward-Looking Statements
Certain statements in the 2017 Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report on Form 10-K") including, without limitation, statements regarding future financial results and performance, plans and objectives, the merger agreement with Prysmian, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. Forward-looking statements can generally be identified as statements containing the words “believe,” “expect,” “may,” “could,” “anticipate,” “intend,” “should,” “estimate,” “project,” “will,” “plan,” “assume,” “seek to” or other similar expressions, although not all forward-looking statements contain these identifying words. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control.
These factors, risks and uncertainties include, but are not limited to, the following: (1) the conditions to the completion of the merger may not be satisfied, or the regulatory approvals required for the merger may not be obtained on the terms expected or on the anticipated schedule; (2)  the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; (3) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between the parties to the merger; (4) the effect of the announcement or pendency of the merger on our business relationships, operating results, and business generally; (5) risks that the proposed merger disrupts our current plans and operations and potential difficulties in our employee retention as a result of the proposed merger; (6) risks related to diverting management’s attention from our ongoing business operations; (7) the outcome of any legal proceedings that may be instituted against us related to the merger or the merger agreement; (8) the amount of the costs, fees, expenses and other charges related to the merger; (9) general economic conditions, particularly those in the construction, energy and information technology sectors; (10) the volatility in the price of raw materials, particularly copper and aluminum; (11) our ability to maintain or negotiate and consummate new business or strategic relationships or transactions; (12) impairment charges with respect to our long-lived assets; (13) our ability to achieve all of our anticipated cost savings associated with our previously announced global restructuring plan; (14) our ability to invest in product development, to improve the design and performance of our products; (15) economic, political and other risks of maintaining facilities and selling products in foreign countries; (16) domestic and local country price competition; (17) the impact of technology; (18) our ability to maintain relationships with our distributors and retailers; (19) the changes in tax rates and exposure to new tax laws; (20) our ability to adapt to current and changing industry standards; (21) our ability to execute large customer contracts; (22) our ability to maintain relationships with key suppliers; (23) the impact of fluctuations in foreign currency rates; (24) compliance with foreign and U.S. laws and regulations, including the Foreign Corrupt Practices Act; (25) our ability to negotiate extensions of labor agreements; (26) our ability to continue our uncommitted accounts payable confirming arrangements; (27) our exposure to counterparty risk in our hedging arrangements; (28) our ability to achieve target returns on investments in our defined benefit plans; (29) possible future environmental liabilities and asbestos litigation; (30) our ability to attract and retain key employees; (31) our ability to make payments on our indebtedness; (32) our ability to comply with covenants in our existing or future financing agreements; (33) lowering of one or more of our debt ratings; (34) our ability to maintain adequate liquidity; (35) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (36) the trading price of our common stock; and (37) and other material factors described in Item 1A - Risk Factors and elsewhere in this 2017 Annual Report on Form 10-K and those described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").

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
The information on the website listed above is not and should not be considered part of this 2017 Annual Report on Form 10-K and is not incorporated by reference in this document. This website address is only intended to be an inactive textual reference.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of General Cable as of February 20, 2018.

Name	Age	Position
Michael T. McDonnell	60	President and Chief Executive Officer
Matti M. Masanovich	46	Senior Vice President and Chief Financial Officer
Shruti Singhal	48	Senior Vice President and President General Cable Europe
Juan B. Mogollon	57	Senior Vice President General Cable Latin America
Roberto A. Sacasa	42	Senior Vice President and Chief Compliance Officer
Emerson C. Moser	41	Senior Vice President, General Counsel and Corporate Secretary
Leah S. Stark	41	Senior Vice President and Chief Human Resources Officer
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
Mr. Singhal has been Senior Vice President and President General Cable Europe since February 2017. Mr. Singhal has more than 20 years of extensive and progressive leadership experience across multiple industries and geographies. From 2014 to 2017, prior to joining General Cable, Mr. Singhal served as the Vice President and General Manager for Solenis, a manufacturer of specialty chemicals for the global pulp, paper and industrial water treatment markets. Mr. Singhal was Global Vice President-Construction

Specialties from 2012 to 2014 and Senior Global Marketing Director-Coatings & Biocides from 2011 to 2012 at Ashland Global Holdings Inc., a global specialty chemicals company serving adhesives, architectural coatings, automotive, construction, energy, food and beverage, personal care and pharmaceutical markets. Prior to 2011, Mr. Singhal held a variety of leadership roles of increasing responsibility at multinational companies including Rohm and Haas (now The Dow Chemical Company) from 2006 to 2011 and Henkel and Cognis (now BASF Group) from 1993 to 2006.
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
Certain statements in the 2017 Annual Report on Form 10-K including, without limitation, statements regarding future financial results and performance, plans and objectives, the Merger Agreement with Parent, capital expenditures, understanding of competition, projected sources of cash flow, potential legal liability, proposed legislation and regulatory action, and our management's beliefs, expectations or opinions, are forward-looking statements, and as such, we desire to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. Our forward-looking statements should be read in conjunction with our comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which we have no control. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

•	The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business, financial condition and results of operations.
Whether or not the Merger is ultimately consummated, as a result of uncertainty about the effect of the Merger on our employees, customers, and other parties, risks relating to the impact of the announcement and pendency of the Merger on our business include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	diversion of significant management time and resources towards the completion of the Merger;

•	impairment of our ability to attract, retain and motivate our employees, including key personnel;

•	difficulties in maintaining or negotiating and consummating new business or strategic relationships or transactions with customers, suppliers and other business partners;

•	delays or deferments of certain business decisions by our customers, suppliers and other business partners;

•	vendors and others that deal with us seeking to change, terminating or failing to extend existing business relationships with us;

•
inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement with Parent restricts our ability to take certain actions prior to the completion of the Merger;

•	litigation relating to the Merger and the costs related thereto; and

•	incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
If we are unable to mitigate these or other potential risks related to the Merger, it may disrupt our business or could have a material adverse effect on our results of operations and liquidity in future periods.

•
Completion of the Merger with Parent is subject to certain closing conditions, some of which are outside of the parties’ control, and if these conditions are not satisfied or waived, the Merger will not be completed.

Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding shares entitled to vote on such matter at a meeting of the holders of Shares duly called and held for such purpose, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the adoption of a decision by the European Commission pursuant to Regulation (EC) 139/2004 of the European Union declaring that the Merger is compatible with the internal market, (iv) the approval by certain other requisite governmental regulators and authorities, (v) a thirty-day period beginning on the date the Company provides written notice to the DOJ of the Merger in accordance with the DOJ Agreement, will have expired and the DOJ Agreement will remain in full force and effect, and (vi) other customary closing conditions, including (a) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (c) each party’s performance of its obligations and covenants contained in the Merger Agreement. The satisfaction of the required conditions could delay the completion of the Merger. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived in a timely manner or at all, or that other events will not intervene to delay or result in the failure to consummate the Merger.

•	Failure to complete the Merger could negatively impact our business, financial condition and results of operations and/or the trading price of our common stock.
There can be no assurance that the Merger will occur. If the Merger is not completed for any reason, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that there is a high probability that the Merger will be completed. Additionally, if the Merger is not completed, we will have incurred significant costs, as well as the diversion of the time and attention of management, for which we will have received little or no benefit. A failure to complete the Merger may also result in negative publicity, litigation against the Company or our directors and officers, and a negative impression of us in the investment and business community and among our customers, suppliers and other business partners. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and our stock price.
On January 2, 2018, a purported stockholder of the Company filed an action against the Company and the members of the Company’s board of directors on behalf of a putative class of stockholders of the Company in the United States District Court for the District of Delaware, captioned Stanfield v. General Cable Corp., No. 1:18-cv-00006-UNA (D. Del.), and on January 9, 2018, a purported stockholder of the Company filed a substantively similar action against the Company, Parent, Merger Sub and the members of the Company’s board of directors in the United States District Court for the Eastern District of Kentucky, captioned Rosenblatt v. General Cable Corp., No. 2:18-cv-00010-WOB-CJS (E.D. Ky.), in each case seeking, among other things, to enjoin the completion of the Merger. Other lawsuits may be brought against us related to the Merger. If these actions or similar actions that may be brought are successful, the Merger could be delayed or prevented.

Further, if the Merger with Parent is not completed on or before June 3, 2018 (subject to certain extension rights), we or Parent may choose not to proceed with the Merger. We or Parent may also terminate the Merger Agreement under other circumstances as provided by the Merger Agreement, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Parent a termination fee of $47 million. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2017, property, plant and equipment, goodwill and other intangible assets account for approximately $564.6 million, or 25% of our total assets. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), we periodically assess our long-lived assets to determine if they are impaired. The testing for impairment is based on assumptions regarding our future business outlook as well as other factors. While we continue to review and analyze many factors that can impact our business, such as industry and economic trends, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions particularly in the event of disruptions to our business, unexpected significant changes or planned changes in the use of assets or divestitures or expropriations of assets.
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
During the year ended December 31, 2017, approximately 42% of our sales and approximately 56% of our assets were in markets outside of North America. Our operations outside of North America reported operating cash inflows of approximately $32.9 million during this period. Some of our facilities, in particular, certain locations such as Angola, among others, are at higher risk of being targets of economic and political destabilization, international conflicts, restrictive actions by foreign governments, nationalizations or expropriations, changes in regulatory requirements, the difficulty of effectively managing diverse global operations, terrorist activities, natural disasters, adverse foreign tax laws or trade agreements and the threat posed by potential pandemics in countries that do not have the resources necessary to deal with such outbreaks. Our financial results may be adversely affected by the enactment of exchange controls or foreign governmental or regulatory restrictions on the transfer of funds. In addition, negative tax consequences relating to the repatriation of certain foreign income may adversely affect our cash flows. Economic and political developments in the countries in which we have operations, including future economic changes or crises (such as inflation, currency devaluation, changes in functional currency or recession), government deadlock, political instability, political activism, terrorist activities, civil strife, international conflicts, changes in laws and regulations and expropriation or nationalization of property or other resources, could impact our operations or the market value of our common stock and have an adverse effect on our business, financial condition and results of operations.

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
We are subject to income tax in the United States and in various other global jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction and the valuation of deferred tax assets and liabilities. Our effective tax rate could also be adversely affected by changes in tax laws. The recently passed comprehensive U.S. tax reform could adversely affect our business and financial condition. On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). The Tax Reform Act makes substantial changes to U.S. tax law, including a reduction in the corporate tax rate from 35% to 21% beginning in 2018, deemed repatriation of foreign earnings, future limitations on interest and net operating loss deductions and significant changes to the taxation of foreign earnings going forward. In addition, we are subject to audits in various jurisdictions. Although we believe that our tax estimates are reasonable and appropriate, there are significant uncertainties in these estimates and as a result of these estimates there could be material adjustments. As a result of ongoing or possible future tax audits, we may be required to pay additional taxes and/or penalties as a result of such tax audits, which could have a potential negative impact on our future financial results, cash flows and financial position.

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

•
Failure to be awarded large turn-key projects or failure to properly execute large customer projects may negatively impact our results of operations and financial performance in the future and may result in material financial penalties.

In recent years, primarily in Europe, we have been awarded large turn-key projects for specific customers. These projects involve numerous challenges associated with large long-term contracts and the contracts related to these projects generally include material financial penalties for non-performance on our part. We actively seek to increase our market share through successful execution of contracts for medium-voltage infield array projects and high-voltage export projects as well as underground terrestrial and submarine high-voltage projects. In addition, the terrestrial and submarine transmission cable markets in Europe, which are being driven by large investments in grid interconnections and alternative energy such as offshore wind power, represent an attractive long-term opportunity for us. The successful award and execution of large turn-key projects is important to our long-term success in this market.

•	Interruptions of supplies from key suppliers may affect our results of operations and financial performance.
Interruptions of supplies from our key suppliers, including those from catastrophes such as hurricanes, earthquakes, floods or terrorist activities, could disrupt production or impact our ability to increase or maintain production and sales. Most copper and aluminum rod used in our North American operations is externally sourced, and our largest supplier of copper rod accounted for approximately 70% of our North American purchases in 2017, while our largest supplier of aluminum rod accounted for approximately 60% of our North American purchases in 2017. Our largest supplier of copper rod accounted for approximately 45% of our European purchases in 2017 while the largest supplier of aluminum rod accounted for approximately 30% of our European aluminum purchases in 2017. Our largest supplier of copper rod accounted for approximately 75% of our Latin American purchases in 2017 while the largest supplier of aluminum rod accounted for approximately 30% of our Latin American aluminum purchases in 2017. Any unanticipated problems with our copper or aluminum rod suppliers could have a material adverse effect on our business. Additionally, we use a limited number of sources for most of the other raw materials that we do not produce. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail to continue the supply of materials or components for any reason, including their business failure, inability to obtain raw materials or financial difficulties. Moreover, identifying and accessing alternative sources may increase our costs.

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
On December 29, 2016, the Company entered into agreements with the SEC and Department of Justice (“DOJ”) that bring to a conclusion those agencies’ respective investigations relating to previously disclosed FCPA matters. The Company has entered into a non-prosecution agreement with the DOJ which will be in effect for three years. No criminal charges will be brought against the Company provided it complies with its obligations under the agreement. The Company also agreed to annual self-reporting for a period of three years. Pursuant to those agreements, the Company paid fines, disgorgement and pre-judgment interest to the SEC and DOJ. For additional information, you should refer to the Section entitled “Item 8. - Financial Statements and Supplementary Data - Notes to Consolidated Financial Statements - Note 19 - Commitments and Contingencies - Resolution of SEC and DOJ Investigations.”
Our failure to comply with any terms or conditions of the respective settlement agreements, including notably, ongoing compliance obligations, could result in additional criminal and/or civil penalties and continued expenses related to additional investigations and defense costs for addressing such a default, which could have a material adverse effect on our business and operating results.

•	Failure to negotiate extensions of our labor agreements as they expire may result in a disruption of our operations.
As of December 31, 2017, approximately 45% of our employees were represented by various labor unions, of which approximately 40% are subject to agreements that expire within the next twelve months.
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

We sponsor defined benefit pension plans around the world. Pension expense for the defined benefit pension plans sponsored by us is determined based upon a number of actuarial assumptions, including an expected long-term rate of return on assets and discount rate. The use of these assumptions makes our pension expense and our cash contributions subject to year-to-year volatility. As of December 31, 2017, 2016 and 2015, the defined benefit pension plans were underfunded by approximately $119.5 million, $117.4 million and $121.0 million, respectively, based on the actuarial methods and assumptions utilized for purposes of the applicable accounting rules and interpretations. We have experienced volatility in our pension expense and our cash contributions to our defined benefit pension plans. In 2017, pension expense was $6.1 million, a decrease of approximately $10.1 million from 2016, and cash contributions were $6.8 million. We estimate our 2018 pension expense for our defined benefit plans will be approximately $4.6 million. In the event that actual results differ from the actuarial assumptions or the actuarial assumptions are changed, the funded status of our defined benefit pension plans may change and any such deficiency could result in additional charges to equity and an increase in our future pension expense and cash contributions. Refer to Note 14 - Employee Benefit Plans of this document for details.

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
Our success has been largely dependent on the skills, experience and efforts of our key employees and the loss of the services of any of our key personnel, without a properly executed transition plan, could have an adverse effect on us. In recent years, we announced a number of changes in our executive leadership team. Failure to effectively integrate our executives or failure of our executives to implement our business strategies could materially adversely affect our future financial condition and results of operations. The future loss of any key personnel could damage customer relationships, result in the loss of vital knowledge, experience and expertise, could lead to an increase in recruitment and training costs and make it more difficult to successfully operate our business and execute our business strategy. We may not be able to find qualified potential replacements for these individuals and the integration of potential replacements may be disruptive to our business. In addition, the loss of our key employees who have intimate knowledge of our manufacturing process could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our manufacturing process. Our future success will also depend in part upon our continuing ability to attract and retain highly qualified personnel, who are in great demand.

•	Our indebtedness and our ability to pay our indebtedness could adversely affect our business and financial condition.
We have a significant amount of debt and may incur additional debt in the future. If new debt is added to our current debt levels, the risks described herein would increase. Refer to Note 11 - Long-Term Debt of this document for details on the various debt agreements.
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
Indebtedness under our senior secured credit facility is secured by: (a) for U.S. borrowings under the facility, a first priority security interest in certain tangible and intangible property and assets of certain of the Company’s U.S. subsidiaries, and (b) for Canadian and European borrowings under the facility, a first priority security interest in certain tangible and intangible property and assets of certain of the Company’s Canadian subsidiaries and European subsidiaries. In addition, the lenders under our senior secured credit facility have received a pledge of (i) 100% of the equity interests in certain of the Company’s domestic, Canadian and European subsidiaries, and (ii) 65% of the voting equity interests in and 100% of the non-voting equity interests in each material foreign subsidiary directly owned by a U.S. Loan Party. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the facility, then the lenders under the facility would be entitled to foreclose on the assets pledged as collateral to secure the facility and liquidate such assets. Under those circumstances, we may not have sufficient funds to pay our obligations, which could adversely affect our financial position.

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

The trading price of our common stock has been and may in the future be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the Merger Agreement with Prysmian, quarterly variations in our operating results or our competitors' operating results, announcements of new products or services by us or our competitors, adverse or unfavorable publicity about us or our services, or our competitors, timing and announcement of acquisitions by us or our competitors, technological innovations by us or our competitors, changes in our or our competitors' earnings estimates, financial strength or credit ratings of us or our competitors, changes in estimates or recommendations by security analysts for our stock or our competitors' stock, commencement of material litigation or unfavorable verdicts against us, and additions or departures of key personnel.
In addition, our trading price may be adversely affected by future issuances of our common stock. Our amended and restated certificate of incorporation provides that we have authority to issue 200 million shares of common stock. As of December 31, 2017, there were approximately 50.6 million shares of common stock outstanding (net of treasury shares), approximately 1.1 million shares of common stock are issuable upon the exercise of currently outstanding stock options and approximately 1.1 million shares of common stock are issuable upon the vesting of currently outstanding restricted stock units and performance stock units. In addition, a maximum of approximately 14.3 million shares of our common stock could be issuable upon conversion of our Subordinated Convertible Notes. All of the shares of our common stock that could be issued pursuant to the conversion of our Subordinated Convertible Notes by holders who are not our affiliates would be freely tradable by such holders.
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

North American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
United States - 12	11 owned, 1 leased
Canada - 3	3 owned
Mexico - 2	2 leased

European Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Spain - 3	3 owned
France - 1	1 owned
Germany - 1	1 owned
Portugal - 1	1 owned

Latin American Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Brazil - 1	1 owned
Colombia - 1	1 leased
Chile - 1	1 owned
Costa Rica - 1	1 owned
Ecuador - 1	1 leased
Mexico - 1	1 owned

Africa / Asia Pacific Operating Segment Manufacturing Properties
Number of Properties by Country	Owned or Leased
Angola - 1	1 owned

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information and Holders
General Cable’s common stock is listed on the New York Stock Exchange under the symbol “BGC”. As of February 20, 2018, there were approximately 1,256 registered holders of the Company’s common stock. The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the New York Stock Exchange during the years ended December 31:

	2017		2016
	High	Low	High	Low
First Quarter	$20.61	$15.83	$13.28	$6.22
Second Quarter	19.80	14.95	16.41	11.09
Third Quarter	19.85	15.85	16.46	11.65
Fourth Quarter	30.18	19.18	20.80	11.70
Dividends on Common Stock
On May 20, 2013, the Company's Board of Directors authorized the payment of a regular quarterly dividend of $0.18 per share (starting in the second quarter of 2013). During the year ended December 31, 2017, the Company paid in total approximately $37.4 million to all common shareholders of record, or $0.72 per share. During the year ended December 31, 2016, the Company paid in total approximately $35.6 million to all common shareholders of record, or $0.72 per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends is also subject to the requirements of the Company's Revolving Credit Facility with JP Morgan Chase Bank, NA, as administrative agent, and other lenders (“Revolving Credit Facility”), the 5.75% Senior Notes due 2022 (“5.75% Senior Notes"), and the requirements of the Delaware General Corporation law.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information related to the Company’s securities authorized for issuance under equity compensation plans, including the tabular disclosure.

Performance Graph
The graph below compares the annual percentage change in cumulative total shareholder return on General Cable stock in relation to cumulative total return of the Standard & Poor’s 500 Stock Index, and a peer group of companies (“2017 Peer Group”). The data shown are for the period beginning May 16, 1997, the date that General Cable (“BGC”) common stock began trading on the NYSE, through December 31, 2017.

Cumulative Return: General Cable
Common Stock, 2017 Peer Group and S&P 500 Index (1)
600
500
400
300
200
100
0
Total Cumulative Return
May-97
Dec-97
Dec-98
Dec-99
Dec-00
Dec-01
Dec-02
Dec-03
Dec-04
Dec-05
Dec-06
Dec-07
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
General Cable
Peer Group
S&P 500

	May 1997	Dec 1997	Dec 1998	Dec 1999	Dec 2000	Dec 2001	Dec 2002	Dec 2003	Dec 2004	Dec 2005	Dec 2006	Dec 2007	Dec 2008	Dec 2009	Dec 2010	Dec 2011	Dec 2012	Dec 2013	Dec 2014	Dec 2015	Dec 2016	Dec 2017
General Cable	100	167	143	53	32	97	29	62	105	149	331	555	134	223	266	189	230	228	120	112	168	270
2017 Peer Group	100	138	92	107	121	89	58	99	118	135	311	361	195	234	249	184	238	324	261	310	308	321
S&P 500	100	117	148	177	159	138	106	134	146	150	171	177	109	134	152	152	172	223	248	223	270	322

(1)
Assumes dividend reinvestment and assumes the value of the investment in General Cable common stock and each index was $100 on May 16, 1997. The 2017 Peer Group consists of Belden Inc. (NYSE: BDC), Prysmian (Italy Stock Exchange) and Nexans (Paris Stock Exchange). Returns in the 2017 Peer Group are weighted by capitalization.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the issuer during the quarter ended December 31, 2017:

Period	Total number of shares purchased (1), (2)	Average price paid per share
September 30, 2017 through October 27, 2017	1,839	$21.50
October 28, 2017 through November 24, 2017	40	$16.35
November 25, 2017 through December 31, 2017	184,891	$29.70
(1) Includes 186,560 shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $29.62 during the quarter ended December 31, 2017. 312,240 shares of common stock were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans, and the average price paid per share was $25.41 during the year ended December 31, 2017.
(2) Includes 210 shares of common stock that were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $29.60 during the quarter ended December 31, 2017. 1,868 shares of common stock were purchased through a rabbi trust as investments of participants in the Company's deferred compensation plan, and the average price paid per share was $18.98 during the year ended December 31, 2017. The Rabbi Trust (“Trust”) was established in connection with the deferred compensation plan, and the Trust assets are available to satisfy the claims of the Company’s creditors in the event of bankruptcy or insolvency of the Company.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial information for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016, was derived from audited consolidated financial statements included in this filing and for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 was derived from previously audited consolidated financial statements. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto, especially as the information pertains to 2017, 2016 and 2015 activity.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except metal price and share data)
Net sales	$3,837.2	$3,858.4	$4,514.5	$5,979.8	$6,421.2
Cost of sales	3,411.1	3,451.3	4,082.1	5,586.6	5,717.5
Gross profit	426.1	407.1	432.4	393.2	703.7
Selling, general and administrative expenses	416.8	408.9	412.3	450.7	492.0
Goodwill impairment charges	—	9.0	3.9	155.1	—
Intangible asset impairment charges	—	7.5	1.7	98.8	—
Operating income (loss)	9.3	(18.3)	14.5	(311.4)	211.7
Other income (expense)	28.5	7.2	(71.3)	(212.9)	(66.7)
Interest expense, net	(76.7)	(87.0)	(94.3)	(111.8)	(118.0)
Income (loss) before income taxes	(38.9)	(98.1)	(151.1)	(636.1)	27.0
Income tax (provision) benefit	(15.8)	3.7	14.8	(8.3)	(38.8)
Equity in net earnings of affiliated companies	—	0.9	0.5	1.4	1.7
Net income (loss) including noncontrolling interest	(54.7)	(93.5)	(135.8)	(643.0)	(10.1)
Less: preferred stock dividends	—	—	—	—	0.3
Less: net income (loss) attributable to noncontrolling interest	1.9	0.3	(13.9)	(15.4)	7.7
Net income (loss) attributable to Company common shareholders	$(56.6)	$(93.8)	$(121.9)	$(627.6)	$(18.1)
Earnings (loss) per share: Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(1.13)	$(1.89)	$(2.49)	$(12.86)	$(0.37)
Earnings (loss) per common share-assuming dilution	$(1.13)	$(1.89)	$(2.49)	$(12.86)	$(0.37)
Weighted average common shares-basic	50.1	49.6	48.9	48.8	49.4
Weighted average common shares-assuming dilution	50.1	49.6	48.9	48.8	49.4
Dividends per common share	$0.72	$0.72	$0.72	$0.72	$0.54

Other Data:
Depreciation and amortization	$73.9	$86.0	$96.4	$126.4	$133.5
Capital expenditures	85.4	84.1	61.5	89.6	89.1
Average daily COMEX price per pound of copper cathode	2.80	2.20	2.51	3.12	3.34
Average daily price per pound of aluminum rod	0.98	0.80	0.88	1.05	0.95

	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2014	Dec 31, 2013
Balance Sheet Data:
Working capital (1,2)	$801.8	$698.1	$791.1	$911.7	$1,448.8
Total assets (2)	2,235.3	2,241.6	2,454.6	3,353.0	4,563.3
Total debt	1,085.7	938.6	1,079.7	1,323.7	1,371.3
Dividends to common shareholders	37.4	35.6	35.3	35.4	26.7
Total equity	131.8	168.9	242.9	513.2	1,379.8

(1)	Working capital means current assets less current liabilities.

(2)
December 31, 2017, 2016 and 2015 amounts are not comparable to the prior periods presented due to the Company's adoption of ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" on a prospective basis for the year ended December 31, 2015.

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
Certain statements in this report including, without limitation, statements regarding future financial results and performance, plans and objectives, the Merger Agreement with Prysmian, capital expenditures and the Company's or management's beliefs, expectations or opinions, are forward-looking statements, and as such, General Cable desires to take advantage of the “safe harbor” which is afforded such statements under the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements should be read in conjunction with the Company's comments in this report under the heading, “Disclosure Regarding Forward-Looking Statements.” Actual results may differ materially from those statements as a result of factors, risks and uncertainties over which the Company has no control. For a list of these factors, risks and uncertainties, refer to Item 1A - Risk Factors.
Overview
The Company is a global leader in the development, design, manufacture, marketing and distribution of copper, aluminum and fiber optic wire and cable products for use in the energy, industrial, construction, specialty and communications markets. The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of December 31, 2017, the Company manufactures its product lines in 30 principal manufacturing facilities and sells its products worldwide through its global operations. Additional financial information regarding the segments appears in Note 18 - Segment Information.
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced uneven demand with pockets of relative demand strength and the industry dynamics remain challenging. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in 2017:
Merger Agreement with Prysmian S.p.A.
On December 3, 2017, the Company entered into a Merger Agreement with Prysmian S.p.A. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each Share, except for certain excluded shares, will automatically be canceled and converted into the right to receive $30.00 in cash, without interest.
During the year ended December 31, 2017, the Company recognized $16.2 million of merger related expenses in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
See Note 3 - Merger Agreement with Prysmian S.p.A. for additional details and the full text of the Merger Agreement, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on December 4, 2017.
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

Asia Pacific and Africa divestitures
Since October 2014, the Company completed the following as of December 31, 2017 (amounts presented in millions):

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss)
New Zealand	Closure	Fourth Quarter 2017	$10.3	$5.4
China	Sale	Third Quarter 2017	8.8	(19.9)
Algeria	Sale	Second Quarter 2017	3.8	(38.0)
Australia	Closure	Second Quarter 2017	—	(4.2)
Pakistan	Sale	First Quarter 2017	5.3	(3.5)
South Africa - Durban	Closure	Fourth Quarter 2016	—	1.6
South Africa - National Cables	Closure	Fourth Quarter 2016	—	(29.4)
Zambia	Sale	Third Quarter 2016	9.8	(14.4)
Egypt	Sale	Second Quarter 2016	5.8	(8.4)
India	Sale	First Quarter 2016	10.8	1.6
Thailand	Sale	Third Quarter 2015	88.0	16.1
Fiji	Sale	First Quarter 2015	9.3	(2.6)
Keystone	Sale	First Quarter 2015	11.0	3.6
PDP and PDEP	Sale	Fourth Quarter 2014	67.1	17.6
See Note 4 - Divestitures for additional details.
2015 Strategic Roadmap
In the fourth quarter of 2015, the Company committed to a strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2017, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies. As of December 31, 2017 the total remaining costs are immaterial.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$81.0	$23.0	$6.0	$110.0
Total costs incurred in the year ended December 31, 2015	$0.1	$6.7	$1.8	$8.6
Total costs incurred in the year ended December 31, 2016	48.7	13.7	3.4	65.8
Total costs incurred in the year ended December 31, 2017	31.5	1.2	0.3	33.0
Total aggregate costs to date	$80.3	$21.6	$5.5	$107.4
Total aggregate costs of the program to date include $15.4 million of employee separation costs, $23.7 million of asset-related costs and $68.3 million of other costs, including $49.1 million of consulting fees. As of December 31, 2017, total aggregate cash outlays related to the program were $83.5 million. These actions resulted in the elimination of approximately 480 positions globally. See Note 5 - Restructuring for additional details.
Resolution of SEC and DOJ investigations
As previously disclosed, in December 2016, we entered into agreements with the SEC and the DOJ to resolve those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior. Pursuant to those agreements, we paid fines, disgorgement and pre-judgment interest to the SEC and DOJ in the total amount of $82.3 million. Specifically, we paid $20.5 million to the DOJ in January 2017 and $12.4 million, $18.5 million and $30.9 million to the SEC in January 2017, June 2017 and December 2017, respectively.

Revolving Credit Facility
The Revolving Credit Facility was amended and restated on May 22, 2017 to, among other things, extend the maturity date to May 22, 2022. The facility size remained unchanged at $700 million, $441 million of which may be borrowed by the U.S. borrower, $210 million of which may be borrowed by the European borrowers and $49 million of which may be borrowed by the Canadian borrower. See Note 11 - Long-Term Debt for additional details.
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

	Year Ended December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Net sales	$3,837.2	100.0%	$3,858.4	100.0%	$4,514.5	100.0%
Cost of sales	3,411.1	88.9%	3,451.3	89.4%	4,082.1	90.4%
Gross profit	426.1	11.1%	407.1	10.6%	432.4	9.6%
Selling, general and administrative expenses	416.8	10.9%	408.9	10.6%	412.3	9.1%
Goodwill impairment charges	—	—%	9.0	0.2%	3.9	0.1%
Intangible asset impairment charges	—	—%	7.5	0.2%	1.7	—%
Operating income (loss)	9.3	0.2%	(18.3)	(0.5)%	14.5	0.3%
Other income (expense)	28.5	0.7%	7.2	0.2%	(71.3)	(1.6)%
Interest expense, net	(76.7)	(2.0)%	(87.0)	(2.3)%	(94.3)	(2.1)%
Income (loss) before income taxes	(38.9)	(1.0)%	(98.1)	(2.5)%	(151.1)	(3.3)%
Income tax (provision) benefit	(15.8)	(0.4)%	3.7	0.1%	14.8	0.3%
Equity in net earnings of affiliated companies	—	—%	0.9	—%	0.5	—%
Net income (loss) including noncontrolling interest	(54.7)	(1.4)%	(93.5)	(2.4)%	(135.8)	(3.0)%
Less: net income (loss) attributable to noncontrolling interest	1.9	—%	0.3	—%	(13.9)	(0.3)%
Net income (loss) attributable to Company common shareholders	$(56.6)	(1.5)%	$(93.8)	(2.4)%	$(121.9)	(2.7)%
Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2016 have been adjusted to reflect the 2017 copper average price (based on COMEX) of $2.80 per pound (a $0.60 increase compared to 2016) and the 2017 aluminum average price (based on LME) of $0.98 per pound (a $0.18 increase compared to 2016).

	Net Sales Year Ended
	Dec 31, 2017		Dec 31, 2016
	Amount	%	Amount	%
North America	$2,218.1	58%	$2,041.7	53%
Europe	874.5	23%	875.7	23%
Latin America	677.9	17%	655.2	17%
Africa/Asia Pacific	66.7	2%	285.8	7%
Total net sales	$3,837.2	100%	$3,858.4	100%

Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. Refer to Item 1 - Business for a discussion of metal price volatility.

	Metal-Adjusted Net Sales Year Ended
	Dec 31, 2017		Dec 31, 2016
	Amount	%	Amount	%
North America	$2,218.1	58%	$2,235.8	53%
Europe	874.5	23%	936.0	22%
Latin America	677.9	17%	755.7	18%
Africa/Asia Pacific	66.7	2%	320.8	7%
Total metal-adjusted net sales	$3,837.2	100%	$4,248.3	100%
Metal adjustment	—		(389.9)
Total net sales	$3,837.2		$3,858.4
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Year Ended
	Dec 31, 2017		Dec 31, 2016
	Pounds	%	Pounds	%
North America	580.9	59%	548.0	54%
Europe	152.4	16%	154.0	15%
Latin America	232.2	24%	239.3	23%
Africa/Asia Pacific	14.5	1%	85.1	8%
Total metal pounds sold	980.0	100%	1,026.4	100%
Consolidated
Net sales remained relatively flat in 2017 from 2016 primarily attributable to:

•	The sale or exit of operations of $243.3 million

•	Unfavorable product mix of $231.7 million

•	These trends were offset by higher copper and aluminum prices of $389.9 million, favorable foreign currency exchange rate changes of $39.1 million and increased volume of $24.8 million
Volume, as measured by metal pounds sold, decreased 46.4 million pounds, or 5%, in 2017 compared to 2016, principally due to the divestiture of businesses in Africa/Asia Pacific. Excluding divested businesses, volume, as measured by metal pounds sold, increased 13.0 million pounds.
North America
Net sales in the North America segment increased $176.4 million, or 9%, in 2017 from 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $194.1 million

•	Increased volume of $62.9 million

•	Favorable foreign currency exchange rate changes of $7.3 million

•	These trends were partially offset by net sales of $52.6 million attributable to the sale of non-core operations and unfavorable product mix of $35.3 million
Volume, as measured by metal pounds sold, increased 32.9 million pounds, or 6%, in 2017 compared to 2016 due to stronger demand for construction and electric utility aerial transmission products.

Europe
Net sales in the Europe segment remained relatively flat in 2017 from 2016 primarily attributable to:

•	Higher copper and aluminum prices of $60.3 million

•	Favorable foreign currency exchange rate changes of $20.1 million

•	These trends were offset by unfavorable product mix of $78.5 million and lower volume of $3.1 million
Volume, as measured by metal pounds sold, remained relatively flat in 2017 compared to 2016. Stronger demand for electric utility products including land-based turn-key projects was offset by the lower performance of the subsea turn-key project activity and weaker demand for industrial and construction products.
Latin America
Net sales in the Latin America segment increased $22.7 million, or 3%, in 2017 from 2016. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $100.5 million

•	Favorable foreign currency exchange rate changes of $12.1 million

•	These trends were partially offset by unfavorable product mix of $76.3 million and lower volume of $13.6 million
Volume, as measured by metal pounds sold, decreased 7.1 million pounds, or 3%, in 2017 compared to 2016. The decrease in demand was primarily driven by uneven spending on electric infrastructure and construction projects, partially offset by higher shipments of aerial transmission cables in Brazil.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $219.1 million, or 77%, in 2017 from 2016. Volume, as measured by metal pounds sold, decreased by 70.6 million pounds, or 83%, in 2017 compared to 2016, primarily attributable to divested businesses.
Cost of Sales
Cost of sales decreased $40.2 million to $3,411.1 million in 2017 from $3,451.3 million in 2016. The percentage decrease in cost of sales was consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product cost with copper and aluminum metal costs comprising approximately 50% of total product cost for the year ended December 31, 2017.
Gross Profit
Gross profit increased $19 million, or 5% in 2017 as compared to 2016. Gross profit as a percentage of sales was 11% for the years ended December 31, 2017 and 2016.
Selling, General and Administrative Expenses
SG&A expense increased $7.9 million, or 2%, in 2017 from 2016. The net impact to SG&A expense was primarily attributable to the following discrete items:

•	In 2017, the Company recorded net pre-tax losses of $67.1 million on asset sales and restructuring expenses of $25.7 million

•	In 2016, the Company recorded net pre-tax gains of $10.1 million on asset sales, restructuring related expenses of $48.8 million and SEC and DOJ related expenses of $54.3 million
SG&A as a percentage of net sales was approximately 11% in 2017 and 2016.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2017		Dec 31, 2016
	Amount	%	Amount	%
North America	$68.6	738%	$62.4	(341)%
Europe	(12.4)	(133)%	2.6	(14)%
Latin America	17.6	189%	(14.4)	79%
Africa/Asia Pacific	(64.5)	(694)%	(68.9)	376%
Total operating income (loss)	$9.3	100%	$(18.3)	100%
North America
The increase in operating income for the North America segment was $6.2 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. In the year ended December 31, 2017, the Company recognized other restructuring related charges of $31.5 million and a $6.9 million loss related to asset sales. In the year ended December 31, 2016, the Company recognized restructuring related charges of $54.7 million, additional FCPA related expense of $54.3 million and a $53.2 million gain related to the disposal of its North American Automotive Ignition Wire business.
Europe
The decrease in operating income for the Europe segment was $15.0 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The net decrease in operating income was primarily attributable to the unfavorable impact of lower subsea project activity in the year ended December 31, 2017.
Latin America
The increase in operating income for the Latin America segment was $32.0 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. The net increase in operating income was primarily driven by the impact of performance initiatives in the year ended December 31, 2017 and increased aerial transmission product shipments in Brazil.
Africa/Asia Pacific
The decrease in operating loss for the Africa/Asia Pacific segment was $4.4 million in the year ended December 31, 2017 compared to the year ended December 31, 2016. In the year ended December 31, 2017, the Company recognized pre-tax losses of $60.2 million on asset sales. In the year ended December 31, 2016, the Company recognized pre-tax losses of $49.0 million on asset sales.
Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges. During 2017 and 2016, the Company recorded other income of $28.5 million and $7.2 million, respectively.
For 2017, other income was primarily attributable to $31.0 million related to gains on derivative instruments that were not designated as cash flow hedges, partially offset by $2.5 million related to foreign currency transaction losses.
For 2016, other income was primarily attributable to $8.9 million related to gains on derivative instruments that were not designated as cash flow hedges, partially offset by $1.7 million related to foreign currency transaction losses.
Interest Expense
Net interest expense decreased $10.3 million in 2017 as compared to 2016 primarily due to lower borrowings of the Company's Latin America credit facilities due to the efficient management of working capital.

Tax Provision
The Company’s effective tax rate for 2017 and 2016 was (40.6)% and 3.8%, respectively. The Company’s effective tax rate for 2017 was significantly impacted by the following unfavorable items:

•	Recognizing no tax benefit on operating losses incurred in jurisdictions where valuation allowances are recorded against net deferred tax assets,

•
Recognizing no tax benefit on $38.0 million, $19.9 million, $6.9 million, and $3.5 million of losses resulting from the sale of our Algerian, Chinese, North American Automotive Europe, and Pakistani businesses, respectively,

•
Recording $45.9 million of U.S. tax expense associated with the one-time deemed taxable repatriation of the accumulated earnings and profits of foreign subsidiaries in connection with the Tax Reform Act,

•	Recording $9.8 million of income tax expense associated with changes in judgment concerning uncertain tax positions related to the FCPA settlement,

•	Recording $5.7 million of tax expense associated with prior year U.S. Subpart F inclusions, and

•	Recording $5.7 million of tax expense to establish a valuation allowance against net deferred tax assets in New Zealand.
The unfavorable effective tax rate drivers presented above were partially offset by the following favorable items:

•	Recording $62.1 million of U.S. tax benefit associated with the reduction of the federal corporate income tax rate from 35% to 21% in connection with the Tax Reform Act, and

•	Recording $7.6 million of tax benefit associated with the release of reserves for uncertain tax positions due to settlements and statute of limitation lapses.
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
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act makes comprehensive and complex changes to the U.S. tax law, including but not limited to the following provisions that may have a significant current or future impact on the Company’s tax position: 1) one-time deemed taxable repatriation of the accumulated earnings and profits of foreign subsidiaries as of December 31, 2017; 2) reduction of the federal corporate income tax rate from 35% to 21%; 3) bonus depreciation that will allow for full expensing of qualified fixed assets in the year of acquisition; 4) a new provision designed to effectively impose a minimum tax on certain foreign earnings (commonly referred to as “GILTI”); 5) a new percentage of taxable income limitation on the deductibility of interest expense; 6) adoption of a territorial-type tax system that would generally eliminate U.S. federal income tax on dividends from foreign subsidiaries; 7) repeal of the alternative minimum tax (“AMT”) and related provision enabling the refund of existing AMT credits; 8) creation of a new base erosion tax (“BEAT”) for certain payments made to non-U.S. affiliates; and 9) limitation on the use of net operating losses generated after December 31, 2017 to 80% of taxable income and allowance of an indefinite carry forward period for such net operating losses.
The SEC issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Reform Act. In recognition of the inherent complexities associated with the ASC 740 tax accounting for the Tax Reform Act, SAB 118 provides a measurement period of up to one year from enactment for companies to complete the ASC 740 tax accounting. Although the accounting for the tax effects of the Tax Reform Act are not yet complete, the Company was able to make reasonable estimates of the significant tax effects. Therefore, in accordance with SAB 118, the Company’s consolidated financial statements for the year ended December 31, 2017 reflect provisional estimates of the tax effects of the deemed repatriation of accumulated earnings and profits of foreign subsidiaries as well as the federal tax rate reduction. Although other provisions of the Tax Reform Act could potentially have a significant impact on the future tax position of the Company, they did not have a material impact on the consolidated financial statements for the year ended December 31, 2017. The Company has elected to account for the GILTI tax in the period in which any tax is incurred and, therefore, has not recorded any deferred tax impacts in the consolidated financial statements for the year ended December 31, 2017.
The Company’s provisional estimate of the tax effect of the Tax Reform Act for the year ended December 31, 2017 is a net deferred tax benefit of approximately $16 million, which consists of approximately $46 million of deferred tax expense attributable to the deemed repatriation of off-shore accumulated earnings and profits, and approximately $62 million of deferred tax benefit attributable to the U.S. tax rate reduction. In order to finalize the ASC 740 tax accounting for the deemed repatriation of foreign earnings and profits, the Company will need to gather additional information and complete a detailed analysis of the following: 1) its pro rata share of post-1986 earnings and profits of relevant foreign subsidiaries; 2) the amount of non-U.S. income taxes paid with respect to such post-1986 earnings and profits; 3) its cash and liquid asset position at relevant dates; and 4) complex foreign tax credit computations to determine whether it may be beneficial to elect to claim foreign tax credits in lieu of offsetting the deemed repatriation income with net operating losses. In order to finalize the ASC 740 tax accounting for the tax rate reduction, the Company will need to complete the analysis of the tax effect of the deemed repatriation of foreign earnings and profits. In addition, the provisional estimate of the tax effects of the Tax Reform Act could be modified by changes in assumptions or interpretations, additional guidance that may be issued by the Internal Revenue Service, Treasury Department or state tax authorities, or actions we may take. The ASC 740 tax accounting will be completed within the one year period allowed under SAB 118.
As a result of the Tax Reform Act, the Company’s provisional estimate is that approximately $296 million of accumulated foreign earnings and profits were deemed to be distributed to the U.S. This deemed repatriation did not alter the Company’s intent or ability to reinvest or redeploy off-shore earnings indefinitely.
During 2017, after weighing all positive and negative evidence but primarily based on the wind down and substantially complete liquidation of the New Zealand business units, a valuation allowance was recorded against $5.7 million of beginning of year net deferred tax assets in New Zealand. Various other business units maintained full deferred tax asset valuation allowances that had been established in prior years. Also during 2017, after weighing all positive and negative evidence including a three-year cumulative income position and expectations of future profitability, the valuation allowance against the Colombian entity's deferred tax assets was released, resulting in a $1.6 million tax benefit. During 2017, many of these valuation allowances significantly increased or decreased in various jurisdictions as a result of deferred tax asset increases or decreases due to earnings, losses, cumulative translation adjustment, and divestitures.
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
The Company derives significant cash tax savings from the Subordinated Convertible Notes.  For U.S. federal income tax purposes, the interest deduction on the Subordinated Convertible Notes is computed based on the comparable yield of a hypothetical fixed rate debt instrument with similar terms and conditions but no conversion feature. The comparable yield was determined based on independent appraisal to be 12.5%. Accordingly, annual interest deductions are calculated at 12.5% of the adjusted issue price. The adjusted issue price, and consequently the interest deduction for income tax purposes, grows over the term of the debt due to the difference between the interest deduction using a comparable yield of 12.5% on the adjusted issue price, and the coupon rate of 4.5% on the principal amount. Interest expense recognized in accordance with GAAP is calculated at 12.5% of the liability component of the Subordinated Convertible Notes, which is substantially lower than the adjusted issue price for tax purposes. The difference between the tax and GAAP interest computations results in substantially greater interest deductions for tax purposes than GAAP interest expense. The Company paid no U.S. federal income taxes for 2017 or 2016.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
Net Sales
The following tables set forth net sales, metal-adjusted net sales and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for 2015 have been adjusted to reflect the 2016 copper average price (based on COMEX) of $2.20 per pound (a $0.31 decrease compared to 2015) and the aluminum average price (based on LME) of $0.80 per pound (a $0.08 decrease compared to 2015).

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
Volume, as measured by metal pounds sold, remained relatively flat in 2016 compared to 2015. Stronger demand for electric utility products including land-based turn-key projects as well as energy cables was offset by the continued weak demand for industrial and construction products throughout the region.
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
Volume, as measured by metal pounds sold, decreased 45.7 million pounds, or 35%, in 2016 compared to 2015. The decrease in volume sold was primarily attributable to divested businesses of 41.7 million pounds.
Cost of Sales
Cost of sales decreased $630.8 million to $3,451.3 million in 2016 from $4,082.1 million in 2015. The percentage decrease in cost of sales was consistent with the percentage decrease in sales. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. For the year ended December 31, 2016, material costs were approximately 85% of total product cost with copper and aluminum metal costs comprising approximately 45% of total product cost.

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
Selling, General and Administrative Expenses
SG&A expense decreased $3.4 million, or 1%, in 2016 from 2015. The net favorable impact to SG&A expense was primarily attributable to the benefit of restructuring savings recognized in the year ended December 31, 2016. For 2016 and 2015, SG&A expense reflects the net impact of restructuring and divestiture actions as well as discrete items including the following:

•	In 2016, the Company recorded net pre-tax gains of $10.1 million on asset sales, restructuring related expenses of $48.8 million and SEC and DOJ related expenses of $54.3 million

•
In 2015, the Company recorded restructuring expenses of $26.7 million and a Venezuela deconsolidation charge of $12.0 million, which were partially offset by net pre-tax gains on asset sales of $16.1 million

SG&A as a percentage of net sales was approximately 11% in 2016 and 9% in 2015.
Operating Income
The following table sets forth operating income by segment, in millions of dollars.

	Operating Income (Loss) Year Ended
	Dec 31, 2016		Dec 31, 2015
	Amount	%	Amount	%
North America	$62.4	(341)%	$84.5	583%
Europe	2.6	(14)%	6.6	45%
Latin America	(14.4)	79%	(22.8)	(157)%
Africa/Asia Pacific	(68.9)	376%	(53.8)	(371)%
Total operating income	$(18.3)	100%	$14.5	100%
North America
The decrease in operating income for the North America segment was $22.1 million in the year ended December 31, 2016 compared to the year ended December 31, 2015. The net decrease in operating income was primarily due to the unfavorable net impact of the resolution of the SEC and DOJ investigations of $50.3 million coupled with the impact of weak end market demand for oil and gas products. The decrease was partially offset by the benefit of restructuring initiatives and by $10.5 million due to lower restructuring related charges (including gains on asset sales) and the impact of stronger demand for the electric utility and non-residential construction markets.
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

Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and Venezuela devaluation charges. During 2016 and 2015, the Company recorded other income of $7.2 million and other expense of $71.3 million, respectively.
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
Short term borrowings vary by period based on working capital requirements, which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At December 31, 2017, current assets exceeded current liabilities by $801.8 million. Based upon historical experience, the cash on the balance sheet and the expected availability of funds under its credit facilities, the Company believes it has sufficient liquidity to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $369.1 million of excess availability under its various credit facilities around the world.
The Company generally borrows and repays its Revolving Credit Facility multiple times per month for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several financial institutions to address working capital requirements in the business. At December 31, 2017, the arrangements had a maximum availability limit of the equivalent of approximately $115.8 million, of which approximately $113.6 million was utilized. The Company's Latin American operations participate in short-term loans and accounts payable confirming arrangements for working capital purposes. At December 31, 2017, the short-term loans and accounts payable confirming arrangements had a maximum availability limit of the equivalent of approximately $87.5 million, of which approximately $44.6 million was utilized.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of December 31, 2017, and 2016, approximately 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries. If these funds were to be needed for the Company’s operations in the U.S., repatriation of the funds would, generally, result in foreign withholding taxes. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs.
Summary of Cash Flows
Operating cash outflow of $39.0 million in 2017 reflects a net working capital use of $126.3 million driven principally by a decrease in accounts payable, accrued and other liabilities of $125.5 million primarily due to the $82.3 million of payments related to the resolution of the SEC and DOJ investigations and the $20.7 million decrease of the restructuring reserve in 2017 as well as an increase in receivables of $25.3 million reflecting an increase in copper and aluminum prices from December 31, 2016. The working capital use was partially offset by a decrease in inventories of $18.1 million as the Company has continued to tightly manage inventory levels despite rising metal prices. Partially offsetting the above use of cash to fund working capital requirements were cash earnings of $87.3 million defined as net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, non-cash interest charges, (gain) loss on disposal of subsidiaries and (gains) losses on disposal of property.
Operating cash inflow of $156.2 million in 2016 reflects a net working capital source of $144.8 million driven principally by a decrease in inventories of $52.6 million as the Company has continued to tightly manage inventory levels as well as an increase in accounts payables, accrued and other liabilities of $73.7 million primarily due to the $54.3 million increase in the SEC and DOJ investigations accrual in 2016 and a decrease in receivables of $11.2 million through timely customer collections. In addition, the operating cash inflow of $156.2 million in 2016 reflects a source of $11.4 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash asset impairment charges, non-cash interest charges, (gains) losses on disposal of subsidiaries and (gains) losses on disposal of property.
Operating cash inflow of $199.7 million in 2015 reflects a net working capital source of $121.8 million driven principally by a decrease in receivables of $133.5 million due to a decrease in volume sold and lower copper and aluminum prices in the fourth quarter of 2015 compared to the fourth quarter of 2014 and due to a decrease in inventory of $34.0 million related to the continued efficient management of inventory levels in 2015 and lower copper and aluminum prices in the fourth quarter of 2015 compared to the fourth quarter of 2014. The net working capital source was partially offset by a decrease in accounts payable, accrued and other liabilities of $68.7 million in 2015 which was primarily driven by the decrease in working capital needs. In addition, the operating cash inflow of $199.7 million in 2015 reflects a source of $77.9 million related to net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, Venezuela deconsolidation charge, non-cash asset impairment charges, non-cash interest charges, (gains) losses on disposal of subsidiaries and (gains) losses on disposal of property.
The cash outflow from investing activities was $81.4 million in 2017 principally reflecting $85.4 million of capital expenditures. The Company anticipates capital spending to be approximately $50 million to $60 million in 2018.
Financing activities resulted in $98.5 million of cash inflows in 2017. The cash inflows of $98.5 million in 2017 were primarily attributable to increased borrowings on the Company's Revolving Credit Facility of $183.6 million, partially offset by repayments to the Latin America credit facilities and dividend payments of $37.4 million to all common shareholders of record for the year ended December 31, 2017. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indenture governing the 5.75% Senior Notes, and the requirements of the Delaware General Corporation law.
Financing activities resulted in $166.9 million of cash outflows in 2016 as compared to cash outflows of $260.1 million in 2015. During the year ended December 31, 2016, the Company paid $18.0 million to the minority shareholders for their entire 40% interest in Procables. During the years ended December 31, 2016 and 2015, the Company paid dividends in total of approximately $35.6 million and $35.3 million to all common shareholders of record, respectively.
The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.
Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,085.7 million as of December 31, 2017 and maintained approximately $369.1 million of excess availability under its various credit facilities around the world. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, merger related expenses, debt repayments and interest payments as well as discretionary investments in product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows as well as borrowings under the Revolving Credit Facility. The Revolving Credit Facility was amended and restated on May 22, 2017 to, among other things, extend the maturity date to May 22, 2022; the facility size remained unchanged at $700 million, $441 million of which may be borrowed by the U.S. borrower, $210 million of which may be borrowed by the European borrowers and $49 million of which may be borrowed by the Canadian borrower. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
As of December 31, 2017 and December 31, 2016, the Company was in compliance with all debt covenants.
The Company’s defined benefit plans at December 31, 2017 and 2016 were underfunded by $119.5 million and $117.4 million, respectively. The Company recorded an after-tax loss of $6.0 million and an after-tax gain of $6.6 million in 2017 and 2016, respectively, to accumulated other comprehensive income. The Company estimates its 2018 pension expense for its defined benefit pension plans will be approximately $4.6 million and cash contributions are expected to be approximately $10.7 million. In 2017, pension expense was $6.1 million and cash contributions were $6.8 million.

The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its credit facilities. The Company’s contractual obligations and commercial commitments as of December 31, 2017 (in millions of dollars) are summarized below:

	Payments Due by Period
		Less than	1 – 3	4 – 5	More than
Contractual obligations (1,2,3):	Total	1 Year	Years	Years	5 Years
Total debt	$1,085.7	$46.9	$1.7	$855.0	$182.1
Convertible debt at maturity (4)	253.1	—	—	—	253.1
Interest payments on 5.75% Senior Notes	163.9	34.5	69.0	60.4	—
Interest payments on Subordinated Convertible Notes	132.8	19.3	27.8	19.3	66.4
Operating leases (5)	63.2	15.4	24.3	13.6	9.9
Purchase obligations (6)	15.9	15.9	—	—	—
Defined benefit pension obligations (7)	185.7	21.5	37.1	37.3	89.8
Postretirement benefits	7.4	0.7	1.1	1.0	4.6
Restructuring activities	3.0	3.0	—	—	—
Unrecognized tax benefits, including interest and penalties (8)	—	—	—	—	—
Total	$1,910.7	$157.2	$161.0	$986.6	$605.9

(1)
This table does not include interest payments on General Cable’s revolving credit facilities because the future amounts are based on variable interest rates and the amount of the borrowings under the Revolving Credit Facility fluctuate depending upon the Company’s working capital requirements.

(2)
This table does not include derivative instruments as the ultimate cash outlays cannot be reasonably predicted. Refer to Note 12 - Financial Instruments and Item 7A - Quantitative and Qualitative Disclosures about Market Risk for additional information.

(3)
This table does not include any impact from the one-time deemed repatriation tax provision of the Tax Reform Act as the Company currently expects to utilize net operating loss carryforwards as opposed to cash to settle the repatriation tax liability.

(4)
Represents the current debt discount on the Company’s Subordinated Convertible Notes as a result of adopting provisions of ASC 470 - Debt ("ASC 470"). Refer to Note 2 - Summary of Significant Accounting Policies for additional information.

(5)	Operating lease commitments are described under “Off Balance Sheet Assets and Obligations.”

(6)	Represents our firm purchase commitments.

(7)	Defined benefit pension obligations reflect actuarially projected benefit payments which may differ from funding requirements based on local laws and regulations through 2025.

(8)
Unrecognized tax benefits of $10.0 million have not been reflected in the above table due to the inherent uncertainty as to the amount and timing of settlement, which is contingent upon the occurrence of possible future events, such as examinations and determinations by various tax authorities.

Off Balance Sheet Assets and Obligations
As of December 31, 2017, the Company had $31.7 million in letters of credit, $187.6 million in various performance bonds and $123.6 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, defined benefit plan obligations, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract. See "Liquidity and Capital Resources" for excess availability under the Company’s various credit borrowings.
Environmental Matters
The Company’s expenditures for environmental compliance and remediation amounted to approximately $4.2 million in 2017 and 2016 and $2.7 million in 2015. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $4.7 million and $5.6 million at December 31, 2017 and 2016, respectively, for all environmental liabilities. Environmental matters are described in Item 1 - Business and Note 19 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.
Legal Matters
Refer to Note 19 - Commitments and Contingencies for review of the Company's litigation contingencies.

Critical Accounting Policies and Estimates
The Company’s consolidated financial statements have been prepared in accordance with GAAP. A summary of significant accounting policies is provided in Note 2 - Summary of Significant Accounting Policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, compliance, environmental, and asbestos liabilities; inventory costing and valuation; share-based compensation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
Inventory Costing and Valuation
The Company’s inventories are valued using the average cost method. All inventories are stated at the lower of cost and net realizable value. To determine if a lower of cost or net realizable value is required, the Company evaluates evidence to indicate if the cost will be recovered with an approximately normal profit upon sale in the ordinary course of business based on product groupings within the reportable segments. Metal costs, particularly copper and aluminum costs, are significant to our overall costs in inventory. Factors such as technological innovations, future demand trends, pricing environment, inventory levels and turns and specific identification of inventory items, such as regulatory-related changes or changes in engineering or material, are considered in the obsolete and slow moving inventory analysis.
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
Benefit costs for the defined benefit pension plans sponsored by the Company are determined based principally upon certain actuarial assumptions, including the discount rate and the expected long-term rate of return on plan assets. The weighted-average discount rate used to determine the net pension expense for 2017 was 3.87% for the U.S. defined benefit pension plans. The weighted-average discount rate as of December 31, 2017 that was used to determine benefit obligations was 3.50% for the U.S. defined benefit pension plans, and was determined based on hypothetical yield curves developed using yields of corporate bonds across the full maturity spectrum of the projected pension benefit obligations and based on information received from actuaries. The included bonds are AA-rated (or equivalent quality) by a a recognized rating agency. The weighted-average discount rate used to determine the net pension cost for 2017 was 2.92% for the non-U.S. defined benefit pension plans. Non-U.S. defined benefit pension plans followed a similar evaluation process based on financial markets in those countries where the Company provides a defined benefit pension plan, and the weighted-average discount rate used to determine benefit obligations for the Company’s non-U.S. defined benefit pension plans was 2.30% as of December 31, 2017. The Company’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year, and as a result, 2018 expense for the defined benefit pension plans will be based on the weighted-average discount rate of 3.50% for U.S. plans and 2.30% for non-U.S. plans.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. In 2017, pension expense for the Company’s defined benefit pension plans was $6.1 million. Based on a weighted-average expected rate of return on plan assets of 5.87%, a weighted-average discount rate of 2.92% and various other assumptions, the Company estimates its 2018 pension expense for its defined benefit pension plans will decrease to approximately $4.6 million. A 1% decrease in the assumed discount rate would increase pension expense by approximately $1.0 million. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in the plans. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit pension plans may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.
The Company’s investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant concentrations of risk are described in further detail in Note 14 - Employee Benefit Plans.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2017, the Company had recorded a net deferred tax liability of $100.7 million ($128.4 million deferred tax asset less $229.1 million deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2017, the Company recorded a valuation allowance of $157.4 million to reduce deferred tax assets to the amount judged more likely than not to be realized.

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
The Company operates in multiple jurisdictions with complex tax policies and regulations. In certain jurisdictions, the Company has taken tax positions that it believes are supportable, but which could be subject to challenge by the tax authorities. These tax positions are evaluated and liabilities for uncertain tax positions are established in accordance with the ASC 740 - Income Taxes ("ASC 740") tax accounting guidance. The status of uncertain tax positions is reviewed in light of changing facts and circumstances, such as tax audits, rulings, and case law, and the related liabilities are adjusted accordingly.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line item in the Consolidated Balance Sheets.
Long-Lived Assets and Impairment
The valuation and classification of long-lived assets and the assignment of useful depreciable and amortizable lives and salvage values involve significant judgments and the use of estimates. The testing of these long-lived assets for impairment also requires a significant amount of judgment and assumptions, particularly as it relates to identification of asset groups and the determination of fair market value. The Company periodically evaluates the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based on historical operating results, forecasts, general and industry trends and anticipated cash flows. Impairment is assessed when the undiscounted expected future cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. See Note 4 - Divestitures, Note 5 - Restructuring and Note 8 - Property, Plant and Equipment.
Share-Based Compensation
The Company has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes valuation and the Monte Carlo simulation models, which incorporate certain assumptions regarding the expected term of an award and expected stock price volatility. The Company develops the expected term assumptions based on the vesting period and contractual term of an award, historical exercise and post-vesting cancellation experience, stock price history, plan provisions that require exercise or cancellation of awards after employees terminate, and the extent to which currently available information indicates that the future is reasonably expected to differ from past experience. The Company develops the expected volatility assumptions based on the monthly historical price data from the Company’s common stock and other economic data trended into future years. After calculating the aggregate fair value of an award, the Company uses an estimated forfeiture rate to discount the amount of share-based compensation costs to be recognized in the operating results over the service period of the award. The Company develops the forfeiture assumption based on its historical pre-vesting cancellation experience. Key assumptions are described in further detail in Note 16 - Share-Based Compensation.
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
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risk associated with the volatility of these natural business exposures, the Company enters into commodity and foreign currency derivative agreements as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques.
Interest Rate Risk
The Company is subject to interest rate risk on its fixed and floating rate debt. As of December 31, 2017, $318.4 million of the Company’s debt and $113.6 million of the Company's accounts payable confirming arrangements were subject to changes in short-term interest rates.
As it relates to the Company’s variable rate debt and accounts payable confirming arrangements, assuming no changes in the Company’s financial structure, if market interest rates average 1% higher over the next twelve months than the market interest rates as of December 31, 2017, interest expense for the next twelve months would increase by approximately $4.3 million. This amount was determined by calculating the effect of the hypothetical interest rate on our variable rate debt. This calculated, hypothetical increase in interest expense for the following twelve months may be different from the actual increase in interest expense from a 1% increase in interest rates due to varying interest rate reset dates on the Company’s floating rate debt.
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
The Company enters into commodity instruments to hedge the purchase of copper, aluminum as well as other raw materials in future periods. Principal transactions hedged during the year were firm sales and purchase commitments. In 2017, the Company accounted for these commodity instruments as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
In 2017, the Company estimates that a 10% increase in copper and aluminum costs over current market prices would have increased the Company's Cost of sales by approximately $171 million. The impact of this would directly impact gross profit if the Company was unable to increase prices with the rise in the price of copper and aluminum.
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
In 2017, the Company accounted for these foreign currency exchange contracts as economic hedges. Changes in the fair value of economic hedges are recognized in current period earnings in other income (expense).
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
The Company also has exposure to foreign currency exchange risk when the results of its international operating units are translated from the local currency into the U.S. dollar. At December 31, 2017 and 2016, the accumulated other comprehensive income (loss) account included in the total equity section of the Consolidated Balance Sheets included a cumulative translation loss of

$165.3 million and $228.2 million, respectively. A 10% increase in the value of the U.S. dollar relative to foreign currencies would increase the cumulative translation loss resulting in a reduction to recorded equity of approximately $40.1 million in 2017. This sensitivity analysis is inherently limited as it assumes that rates of multiple foreign currencies will always move in the same direction relative to the value of the U.S. dollar.
Uncertainty in the global market conditions has resulted in, and may continue to cause, significant volatility in foreign currency exchange rates which could increase these risks, particularly in the Company’s emerging or developing markets within its Latin America segment.

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
Management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO have concluded that the design and operation of the Company's disclosure controls and procedures at a reasonable assurance level were effective as of December 31, 2017.

Management's Annual Report on Internal Control over Financial Reporting
Management, under the supervision of the CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, is a process designed by, or under the supervision of, the CEO and CFO and is effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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
Management evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 using the framework established in "Internal Control-Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 28, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information provided below is biographical information, as of February 20, 2018, about each of our directors, and the background, experience and qualifications the Corporate Governance Committee and the Board considered in determining that each such person should serve as a director.

John E. Welsh, III Age 67 Director since 1997 Non-Executive Chairman of the Board and Member of the Corporate Governance Committee
Mr. Welsh has served as President of Avalon Capital Partners LLC, an investment firm focused on private equity and public securities investments since 2002. From October 2000 to December 2002, he was a Managing Director of CIP Management LLC, the management company for Continuation Investments Group Inc. From November 1992 to December 1999, he served as Managing Director and Vice-Chairman of the Board of Directors of SkyTel Communications, Inc. (“SkyTel”) and as a Director of SkyTel from September 1992 until December 1999. During that period, he served as Chief Financial Officer and President and Chief Executive Officer of the International Division. Prior to 1992, Mr. Welsh was a Managing Director in the Investment Banking Division of Prudential Securities, Inc., and served as Co-Head of the Mergers and Acquisitions Department. Mr. Welsh has served as a director of various public companies, including Spreckels Industries, Inc., SkyTel, York International, and Integrated Electrical Services (NASDAQ: IESC). Mr. Welsh currently serves on the board of Liberty Broad Band (NASDAQ: LBRDA).
Mr. Welsh has (i) a strong financial background in investment banking and investment management; (ii) leadership and collaboration skills; (iii) substantial experience involving acquisitions and strategic alliances; and (iv) a background in telecommunications products and services. Mr. Welsh’s investment management and acquisition experience and refined leadership skills have been critical in the creation of a strong, independent Board of Directors.

Sallie B. Bailey Age 58 Director since 2013 Member of the Audit Committee and Corporate Governance Committee
Ms. Bailey has been Executive Vice President and Chief Financial Officer of Louisiana-Pacific Corporation (NYSE: LPX), a leading manufacturer of engineered wood building products for residential, industrial, and light commercial construction, since December 2011. Ms. Bailey previously served as Vice President and Chief Financial Officer of Ferro Corporation (NYSE: FOE), a global specialty materials company, from January 2007 to July 2010. Prior to that, she held senior management positions of increasing responsibility with The Timken Company (NYSE: TKR), a global producer of engineered bearings and alloy steel, from 1995 to 2006, lastly as Senior Vice President, Finance and Controller. Earlier in her career, she was an audit supervisor for Deloitte & Touche LLP and Assistant Treasurer at Tenneco, Inc.
Ms. Bailey has (i) extensive experience as a financial executive with broad knowledge of financial controls and systems; (ii) substantial leadership experience in domestic and international business; (iii) a strong background in acquisition, divestitures, and strategic alliances; and (iv) significant management experience in the manufacturing and materials industry. Ms. Bailey’s extensive financial leadership experience in global, publicly traded companies, knowledge of financial controls and systems, and understanding of operating a manufacturing business have made her a valuable member of the Board, Audit Committee and Corporate Governance Committee.

Edward (“Ned”) Childs Hall, III Age: 58 Director since 2014 Member of the Audit Committee and the Corporate Governance Committee
Mr. Hall served as Executive Vice President - Chief Operating Officer of Atlantic Power Corporation, a publicly traded power generation and infrastructure company (NYSE: AT), from April 2013 through February 2015. Prior to joining Atlantic Power, Mr. Hall spent more than 24 years working in the energy sector at AES Corporation, a publicly traded power company (NYSE: AES). While at AES Corporation, Mr. Hall held various positions including Managing Director, Global Business Development from 2003 to 2005; President, Wind Generation from 2005 to 2008; President, North America from 2008 to 2011; and Chief Operating Officer, Global Generation from 2011 to 2013. Mr. Hall served as Chairman of the Board of American Wind Energy Association (“AWEA”) from 2010 to 2011 and as a Member of the AWEA Board from 2005 to 2013.
Mr. Hall has (i) extensive operating and management experience in power generation, transmission and distribution companies; (ii) a deep understanding of the global energy sector and the challenges and opportunities presented in the energy generation, transmission and distribution sector; and (iii) a deep understanding of alternative energy generation technology and economics. Mr. Hall’s extensive operating and management experience and relevant industry experience have made him a valuable member of the Board, Audit Committee and Corporate Governance Committee.

Gregory E. Lawton Age 67 Director since 1998 Chair of the Corporate Governance Committee and Member of the Compensation Committee
Mr. Lawton served as President and Chief Executive Officer of JohnsonDiversey, Inc. from October 2000 to February 2006. From January 1999 until September 2000, he was President and Chief Operating Officer of Johnson Wax Professional. Prior to joining Johnson Wax, Mr. Lawton was President of NuTone Inc., a subsidiary of Williams plc based in Cincinnati, Ohio, from 1994 to 1998. From 1989 to 1994, Mr. Lawton served with Procter & Gamble (NYSE: PG) where he was Vice President and General Manager of several consumer product groups. Mr. Lawton has been a consultant since March 2006. He is also a director of Stepan Company (NYSE: SCL).
Mr. Lawton has (i) substantial operating and management experience in manufacturing businesses and in application of technology to business; (ii) a strong background in marketing, sales, and human resources management; and (iii) significant experience involving acquisitions and leading a global business. Mr. Lawton’s extensive operational and executive management experience and understanding of corporate governance matters have made him a valuable member of the Board and Compensation Committee and Chair of the Corporate Governance Committee.

Michael T. McDonnell Age 60 Director since 2015 President and Chief Executive Officer of General Cable Corporation
Mr. McDonnell has been President and Chief Executive Officer of General Cable Corporation since July 2015. Prior to joining General Cable, Mr. McDonnell was Chairman, President and Chief Executive Officer of TPC Group, a leading processor and producer of value-added products derived from petrochemicals that are sold into a wide range of performance, specialty and intermediate markets. Prior to joining TPC Group, Mr. McDonnell served as President and Chief Executive Officer of Pregis Corporation from 2006 to 2011, a leading global provider of innovative protective, flexible and food service packaging and hospital supply products with 47 facilities in 18 countries. From 2002 to 2006, Mr. McDonnell was Group Vice President, Environmental Technologies of Engelhard Corporation; and from 1998 to 2002, he was Vice President of a chemicals division for Cytec Industries, Inc. Earlier in his career, he held management roles with increasing levels of responsibility at Henkel Corporation and DuPont.
Mr. McDonnell’s wide range of executive leadership experience within a variety of manufacturing and materials sectors, both domestically and globally, as well as his unique position as the Company’s CEO and in-depth knowledge of the Company’s operations, finances and strategy, have made him a valuable member of the Board.

Craig P. Omtvedt Age 68 Director since 2004 Chair of the Compensation Committee and Member of the Audit Committee
Mr. Omtvedt served as Senior Vice President and Chief Financial Officer of Fortune Brands, Inc., a former leading consumer products company (formerly NYSE: FO) from 2000 until his retirement in October 2011 and as a consultant to Beam Inc. (NYSE: BEAM), the successor to Fortune Brands, during 2012. Previously, he held positions with Fortune Brands as Senior Vice President and Chief Accounting Officer from 1998 to 1999; Vice President and Chief Accounting Officer from 1997 to 1998; Vice President, Deputy Controller and Chief Internal Auditor from 1996 to 1997; Deputy Controller from 1992 to 1996; and Director of Audit from 1989 to 1992. Before joining Fortune Brands, Mr. Omtvedt worked for Pillsbury Company in Minneapolis, Minnesota from 1985 to 1989 in various audit and controller roles. He is also a director of Oshkosh Corporation (NYSE: OSK), a director of Conagra Brands, Inc. (NYSE: CAG), a Trustee of Lake Forest College and a National Trustee of Boys and Girls Clubs of America.
Mr. Omtvedt has (i) extensive experience as a financial executive with broad knowledge of financial controls and systems; (ii) substantial leadership experience in domestic and international business; (iii) an extensive background in acquisitions and strategic alliances; (iv) experience with major sales channels (retailers and distributors); and (v) experience with compensation matters at public companies. Mr. Omtvedt’s extensive financial leadership experience in global, publicly traded companies, knowledge of audit practices, and proven expertise in acquisitions and strategic alliances and knowledge of compensation issues affecting public companies have made him a valuable member of the Board and Audit Committee and Chair of the Compensation Committee.

Patrick M. Prevost Age 62 Director since 2010 Chair of the Audit Committee and Member of the Compensation Committee
Mr. Prevost served as President and Chief Executive Officer of Cabot Corporation (NYSE: CBT), a global specialty chemicals company, from January 2008 to March 2016. Mr. Prevost served as President, Performance Chemicals at BASF AG, an international chemical company, from October 2005 to December 2007. Prior to that, he was responsible for BASF Corporation’s Chemicals and Plastics business in North America. Mr. Prevost previously held senior management positions with increasing responsibility at BP Plc from 1999 to 2003 and Amoco Chemicals from 1983 until 1999. He is also a director of Cabot Corporation, a director of Southwestern Energy Company (NYSE: SWN) and a member of the Board of Directors of the American Chemistry Council.
Mr. Prevost has (i) substantial leadership experience in a variety of complex international businesses, (ii) a chemical engineering background with broad experience in material science and chemistry, which are important to our wire and cable business; (iii) extensive experience involving acquisitions and strategic alliances; and (iv) deep knowledge of international business, strategic planning, manufacturing and financial matters. Mr. Prevost's demonstrated executive leadership expertise and keen understanding of operating a global manufacturing organization have made him a valuable member of the Board, Compensation Committee and Chair of the Audit Committee.

The Company's executive officer information is provided in Part I, Item I of this Form 10-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of equity securities, to file initial reports of ownership and reports of changes in ownership of General Cable common stock with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms which they file. Based solely on a review of the copies of forms furnished to us and filed with the SEC, we believe that all such SEC filings during 2017 complied with the reporting requirements.
Corporate Governance
Our By-laws, Corporate Governance Principles and Guidelines (the “Governance Principles”), charters of our Board committees, Code of Ethics and Business Conduct (“Code of Ethics”), and Related Party Transactions Policy and Procedures are the framework for our corporate governance. They are designed to ensure that our Company complies with SEC rules and regulations and the corporate governance listing standards of the NYSE, the stock exchange on which our common stock is listed. All of these corporate governance documents are available on our website www.generalcable.com via the Investor Relations page and are available in print to any stockholder on request to the Company’s Secretary at 4 Tesseneer Drive, Highland Heights, Kentucky 41076. Information on our website does not constitute a part of this Form 10-K.
Corporate Governance Principles and Guidelines
Our Board has adopted a policy that describes our corporate governance practices. The objective of our Corporate Governance Principles is to provide guidance to ensure that our Board maintains its independence, objectivity, and effectiveness in fulfilling its responsibilities to our stockholders. The Corporate Governance Principles establish criteria and requirements for:

•	the requisite qualifications, selection process, and retention of directors;

•	the responsibilities of the directors; and

•	procedures and practices governing the operation and compensation of our Board.
Our Corporate Governance Principles also provide that directors must be willing to devote sufficient time to carry out their duties and responsibilities effectively, prepare for Board and Committee meetings by reviewing the materials provided to them in advance of the meeting, and should be committed to serve on the Board for an extended period of time. Directors should offer their resignation in the event of any significant change in their personal circumstances, including a change in their principal job responsibilities that would adversely affect their ability to fulfill their duties and responsibilities as directors. Further, directors who also serve as Chief Executive Officer or in equivalent positions should not serve on more than two boards of public companies in addition to our Board, and other directors should not serve on more than four other boards of public companies. In certain circumstances, the Board may determine that positions in excess of these limits may be maintained if doing so would not impair the director’s service on the Company’s Board. Our Corporate Governance Principles provide that arbitrary term limits on director’s service are not appropriate, nor should directors expect to be renominated annually until they reach retirement age. The Corporate Governance Principles further state that seventy (70) is an appropriate retirement age for non-employee directors; however, the Board will utilize its own self-evaluation process as an important determinant of Board tenure.
In addition to the above matters, our Corporate Governance Principles have a process whereby nominees must agree to tender their irrevocable resignations if they do not receive the required vote at the Annual Meeting at which they face re-election. Our Corporate Governance Committee reviews the circumstances surrounding the director nominee’s resignation and will submit such recommendation for prompt consideration to the Board. The Corporate Governance Committee and the Board may take into consideration any factors deemed relevant, including, without limitation, reported reasons for the “against” votes, the director’s length of service on the Board and contributions to General Cable in such role, and the effect of the director’s resignation on General Cable’s compliance with any law, rule, regulation, stock exchange listing standard, or contractual arrangement. After considering the Corporate Governance Committee’s recommendation, our Board will make a determination with respect to whether the director should continue to serve.

Code of Ethics
The Company has adopted a Code of Ethics and Business Conduct that applies to its directors, officers (including the Company’s principal executive officer, principal financial officer and principal accounting officer) and employees. A copy of the Code of Ethics and Business Conduct is available on the Company’s website, www.generalcable.com, and may be found under the “Investor Information” section by clicking on “Corporate Governance.” This document is also available in print to any shareholders who request it. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct by posting such information on our website at the location specified above.
Our Board and its Committees
Private Sessions: At each regularly scheduled Board meeting, the non-employee directors meet without management present. The Non-Executive Chairman presides at such meetings. The non-employee directors also may and do meet without management present at other times as deemed necessary.
Our Committees
Our Board has three standing Committees: the Audit Committee, the Compensation Committee, and the Corporate Governance Committee. During fiscal 2017, each incumbent director attended at least 75% of the aggregate of (1) the total number of meetings of the directors which were held during the period for which the director was a director, and (2) the total number of meetings held by any committees of which the director was a member during the period that the director served. Each Committee operates under a written charter adopted by the Board. All of the Committee charters are available on our website at www.generalcable.com via our Investor Relations page. All of our Committees have the authority to retain outside advisors to assist each Committee, respectively, in meeting their responsibilities, as necessary and appropriate, and to ensure that we provide funding to pay the fees and expenses of such advisors.
2017 Committee Membership

Non-Employee Directors	Audit Committee	Compensation Committee	Corporate Governance Committee
Sallie B. Bailey	X		X
Edward Childs Hall, III	X		X
Gregory E. Lawton		X	X*
Craig P. Omtvedt	X	X*
Patrick M. Prevost	X*	X
John E. Welsh, III			X
* Chair of the Committee
Audit Committee: The Audit Committee met 8 times in 2017, including four telephonic meetings. Our Board of Directors has determined that all of our Audit Committee members are independent and financially literate under the rules of the SEC and NYSE and that Sallie Bailey and Craig Omtvedt each qualify as an audit committee financial expert under rules of the SEC. The Audit Committee assists the Board in the oversight of (i) the integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the independent auditor’s qualifications and independence; and (iv) the performance of the Company’s internal audit functions and independent auditors. The responsibilities of the Audit Committee are further described in the Audit Committee Charter which is available on our website at www.generalcable.com via our Investor Relations page.
The Audit Committee selects the Company’s independent registered public accounting firm, reviews such firm’s procedures for ensuring their independence with respect to the services performed for the Company, approves all fees to be paid to the independent registered public accounting firm and preapproves the professional services provided by the independent registered public accounting firm. The Audit Committee has adopted formal preapproval policies and procedures relating to the services provided by its independent auditor consistent with requirements of the SEC rules. Under the Company’s preapproval policy, all audit and permissible non-audit services provided by the independent auditor must be preapproved. The Audit Committee will generally preapprove a list of specific services and categories of services, including audit, audit-related, tax and other services, for the upcoming or current fiscal year. Any services that are not included in the approved list of services must be separately preapproved by the Audit Committee. The Audit Committee delegates to the Audit Committee Chair the authority to approve permitted audit and non-audit services to be provided by the independent auditor between Audit Committee meetings for the sake of efficiency. The Audit Committee Chair reports any such interim preapproval at the next meeting of the Audit Committee. In 2017, all audit and permissible non-audit services were preapproved in accordance with the policy.
The Audit Committee approved the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2018.
Compensation Committee: The Compensation Committee met six times in 2017, including three telephonic meetings. Our Board of Directors has determined that all of our Compensation Committee members are independent under the rules of the NYSE, qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and qualify as “outside directors” for purposes of Section 162(m) of the Code. The Compensation Committee assists our Board in fulfilling its oversight responsibilities with respect to executive compensation. The Compensation Committee performs this function by: (i) evaluating the performance of the Company’s Chief Executive Officer and other executive officers; (ii) reviewing and establishing the compensation of the Company’s Chief Executive Officer and other executive officers; (iii) evaluating the Company’s executive compensation competitiveness and establishing the appropriate competitive positioning of the levels and mix of executive compensation elements; (iv) making recommendations to the Board with respect to the establishment of or changes to existing incentive and equity-based compensation plans of the Company; (v) administering the Company’s incentive and equity-based compensation plans; and (vi) reviewing potential risk to the Company from its compensation policies and practices for all employees, including incentive plans. In addition, the Compensation Committee makes recommendations to the Board with respect to director compensation. The responsibilities of the Compensation Committee are further described in the Compensation Committee Charter which is available on our website at www.generalcable.com via our Investor Relations page. The Compensation Committee approved the appointment of Korn Ferry Hay Group (“Hay Group”) as its independent compensation consultant for 2017. Hay Group reports directly to the Compensation Committee.
Corporate Governance Committee: The Corporate Governance Committee met four times in 2017. Our Board of Directors has determined that all of our Corporate Governance Committee members are independent under the rules of the NYSE. The Corporate Governance Committee is responsible for assisting the Board in (i) evaluating and recommending nominees for election as directors; (ii)  evaluating the membership and responsibilities of Board committees; (iii) developing and recommending to the Board a set of corporate governance guidelines and principles; (iv) devising and implementing a program or system to evaluate the performance of all directors and overseeing the annual evaluations of our Board; and (v) reviewing and advising the Board on executive officer succession plans. The responsibilities of the Corporate Governance Committee are further described in the Corporate Governance Committee Charter which is available on our website at www.generalcable.com via our Investor Relations page.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy, policies, programs, and the pay decisions regarding our Named Executive Officers (“NEOs”) for 2017 in the context of our company strategy and our fiscal 2017 performance. The Compensation Committee (the “Committee”) is responsible for the oversight of executive compensation matters. For 2017, our NEOs were as follows:

•	Michael T. McDonnell, President and Chief Executive Officer, our “CEO”

•	Matti M. Masanovich, Senior Vice President and Chief Financial Officer, our “CFO”

•	Emerson C. Moser, Senior Vice President, General Counsel and Corporate Secretary

•	Shruti Singhal, Senior Vice President and President, Europe*

•	Leah S. Stark, Senior Vice President and Human Resources Officer

•	Juan E. Picon, Former Senior Vice President and President, North America*
________________________
* Changes in Executive Leadership in 2017: Mr. Singhal joined the Company in February 2017. Mr. Picon, who joined the Company in January 2017, separated from the Company in April 2017.

EXECUTIVE SUMMARY
Compensation Philosophy
At General Cable, our executive compensation philosophy is to provide a well-balanced and competitive program that aligns the interests of our executives with those of our stockholders. Our incentive programs are designed to deliver sustainable, long-term stockholder value through the execution and achievement of key financial and strategic objectives. In recent years, we have continued to adjust our compensation program to further align with our evolving business, focusing on refining elements of our incentive designs that we feel are critical to our strategic roadmap.
In setting and designing annual compensation for our executives, the Committee considers the following principles:

•	annual target compensation that is realized when target performance is achieved and positioned competitively relative to our peers and other relevant market data;

•	incentive programs that consider financial and strategic objectives that directly support the execution of the Company’s strategic roadmap;

•	a balanced pay structure that reinforces pay for performance while promoting retention through an appropriate mix of fixed and variable pay components.
Proposed Transaction with Prysmian Group
On December 3, 2017, we entered into a definitive merger agreement with Prysmian Group (“Prysmian”) under which, at the closing, Prysmian will acquire our outstanding common shares for $30 per share in cash. We believe that the proposed transaction:

•	Maximizes value for our shareholders;

•
Is an ideal strategic fit and ensures that we are well-positioned to meet the future opportunities and challenges in the dynamic and evolving wire and cable industry. Together, we will be able to deliver a robust portfolio of products and services and new product innovation across the full breadth of the wire and cable industry globally; and

•	Prysmian and General Cable have a shared vision and highly compatible cultures founded on similar values.
We believe that the proposed transaction also provides significant value for our shareholders. The transaction represents a premium of approximately 81% to the General Cable closing price of $16.55 per share on July 14, 2017, the last day of trading before we announced our review of strategic alternatives.
2017 Compensation Committee Actions
For 2017, the Committee made the following changes to our compensation programs as it believes they are consistent with our compensation pay-for-performance philosophy, best governance practices, and market trends:

•
Annual Incentive Plan: rebalanced weightings of overall financial and strategic measurement for all executives to place significant emphasis on financial performance over strategic performance components in our 2017 Annual Incentive Plan (“AIP”).

•
Long-Term Incentive Mix: reintroduced stock options for executive officers to further align executive and stockholder interests and promote longer-term value creation. As such, our 2017 long-term incentives were delivered 50% in performance-based stock units, 35% in time-based restricted stock units, and 15% in non-qualified stock options.

•
Vesting of Restricted Stock Units: eliminated the “carry-over” feature within the time-vested RSUs that allowed additional opportunities to vest award tranches if the performance trigger was not achieved.

HOW WE MAKE PAY DECISIONS
The Roles of the Committee and Management in the Process
The Committee annually engages in a comprehensive assessment of General Cable’s executive officer total target compensation levels and executive pay program design. For purposes of this review, total target compensation means the sum of base salary, annual cash incentive targets, and long-term incentive targets. In preparation for the annual determination of each executive officer’s total target compensation, the Committee meets to consider market trends, the competitiveness of our compensation program, and the performance of our executive officers individually and in relation to our overall performance. In making its final total target compensation determinations, the Committee applies a common methodology for all of our executive officers, including our NEOs.
CEO Compensation. The Committee sets our CEO’s total compensation based on its assessment of our CEO’s individual performance and our Company’s overall performance, as well as the financial and operating performance of a peer group and other relevant market data. Mr. McDonnell’s target annual cash compensation and target long-term incentive are targeted to approximate the median of our peer group and industry survey data and are designed to align his interests with the long-term interests of our stockholders.
Other NEO Compensation. The Committee sets total compensation for our other NEOs based on recommendations by our CEO. The Committee considers these recommendations based on each executive’s individual responsibility, experience, and overall performance, including the attainment of their individual performance objectives and internal pay comparisons among our executive group. In addition, in setting the compensation of our other NEOs, the Committee reviews compensation data from a peer group and compensation surveys.
Interaction between the Committee and Our Executive Officers. Our CEO and CFO recommend to the Committee the performance targets to be used for our annual and long-term incentive awards, subject to Committee review and approval. In addition, the senior executive officer responsible for human resources works with the Committee, its independent compensation consultant and senior management to (i) provide the Committee with appropriate information to make its decisions; (ii) propose recommendations for the Committee’s consideration and action; and (iii) communicate the Committee’s decisions to senior management for implementation.
The Role of the Independent Compensation Consultant
The Committee retains Korn Ferry Hay Group (“Hay Group”) as its independent compensation consultant to ensure that the Committee has objective and comprehensive information needed to make informed decisions in the best interests of the Company’s stockholders. The consultant provides the Committee with information on compensation best practices, competitive market data for executive officers, and current trend and regulatory updates regarding executive compensation programs and policies. Hay Group provides guidance to the Committee in establishing compensation levels and practices for the NEOs and other executive officers.
With regard to Hay Group, the Committee considered the following factors to determine whether such firm’s service as a compensation consultant raised a conflict of interest, including among other things:

•	Whether the firm provided other services to the Company;

•	The amount of fees received by Hay Group from the Company as a percentage of Hay Group’s total revenue;

•	Hay Group’s policies and procedures designed to prevent conflicts of interest; and

•	Whether the individual Hay Group advisors to the Committee own any Company stock or have any business or personal relationships with member of the Committee or our executive officers.
After considering the above factors, the Committee has determined that the work of Hay Group as a compensation consultant does not raise any conflict of interest.

Use of a Peer Group and Competitive Market Pay Information
The Committee reviews a comparative analysis prepared by Hay Group as well as survey data and market trend information for each of our executive officers. Hay Group also provides an annual review of long-term incentive award trends as a reference point for setting long-term incentive awards for each executive officer.
The Committee reviews data from two sources as reference points to ensure that our executive compensation program offers competitive total compensation opportunities and reflects best practices in compensation plan design. These two sources are a comparator peer group and compensation survey data. The peer group analysis serves as the primary source in assessing our pay competitiveness. The survey analysis serves as a secondary source in validating and balancing peer group results by assessing pay competitiveness from a broader market and job function perspective. The use of multiple data sources contributes to a more holistic market analysis and provides clarity on the ranges of pay opportunity in the market.
The development of an appropriate peer group involves a balanced approach that focuses on size (revenue and/or market capitalization), sector (industry/business competitors) and business model (how the company makes money) with consideration of talent market, degree of internationalization, and customer base/market share. For 2017 compensation decisions, with advice from the Committee’s independent compensation consultant, the Committee reaffirmed the current comparator group of public companies as follows:
2017 Comparator Peer Group

AK Steel Holding Corporation Allegheny Technologies Incorporated Amphenol Corporation Anixter International Inc. Belden Inc.	Corning Incorporated Dover Corporation EMCOR Group Inc. Hubbell Incorporated ITT Corporation Joy Global Inc. (1)	Mastec, Inc. Quanta Services, Inc. Steel Dynamics Inc. The Timken Company Valmont Industries Inc. WESCO International, Inc.

(1)	In April 2017, Komatsu America Corp. completed its acquisition of Joy Global Inc. (JOY) and therefore JOY was removed from our peer group after that date.
The Committee also uses compensation survey data in its evaluation of executive pay. Survey data provides insight into positions that may not generally be reported in proxy statements. To help evaluate fiscal year 2017 compensation levels, the Compensation Committee reviewed survey information from the US Willis Towers Watson CDB General Industry Executive Compensation survey. In addition to reviewing broad-based data and information from a peer group, our Compensation Committee also considers internal comparisons of pay within the executive group.
Say on Pay Advisory Vote
We conduct an annual advisory vote on executive compensation, commonly referred to as “Say on Pay.” While the votes are not binding, the outcome of stockholder advisory votes on executive compensation serve as inputs for the Committee when making any decisions related to compensation levels or design. At our 2017 Annual Meeting of Stockholders, our executive compensation program was approved by approximately 97% of the votes cast.

2017 Executive Compensation Program Highlights
Consistent with our executive compensation philosophy, our executive compensation program includes a mix of a lower percentage of fixed and higher percentage of variable compensation elements and provides alignment with business goals through both annual and long-term incentives. Incentives are designed to drive overall corporate performance, specific business strategies and individual performance using measures the Committee believes correlate to stockholder value and align with our business strategy and operating priorities. Individual compensation packages include both fixed and variable components and vary depending on the executive’s level, scope of responsibilities, growth potential, performance, tenure, and consideration of internal pay equity and external market data. The main elements of our 2017 executive compensation program are outlined in the table below.

	Compensation Element	Purpose
Annual Compensation	Base Salary
Represents pay for an individual’s primary duties and responsibilities. Base salaries are reviewed annually and are established based on scope of responsibility, individual performance, potential, and competitiveness versus the relevant external market and our operating performance.

Annual Incentives
Provides a performance-based short-term cash incentive opportunity. Rewards achievement of specific financial and strategic measures including corporate and geographic regional results as well as individual performance. The amount earned will vary relative to the targeted level based on our results and the individual’s performance.

Long-Term Incentive Compensation	Performance Stock Units (PSUs)
Provides a performance-based equity incentive opportunity. Rewards achievement of financial measures, as well as supporting retention and aligning pay with performance. Value of awards will vary depending on our actual results over the course of a three-year performance period.

	Stock Options	Stock options provide both performance-based and retention incentives as the value recognized through stock option grants is based on absolute stock price appreciation over the longer-term.
Restricted Stock Units (RSUs)
Provides time-based awards under a plan designed to enhance executive stock ownership, as well as an incentive for retention and sustaining stockholder value. Value of awards is directly dependent on our stock price and our performance.

Benefits and Retirement	U.S. Retirement Benefits and Deferred Compensation
Provides benefits to our U.S.-based executive officers at retirement from our Company. Our core plan is a defined contribution retirement and savings plan, including a 401(k)-employee contribution with matching Company contributions as well as a non-elective Company contribution (“Retirement Plan”). The Retirement Plan is identical to the plan provided to non-executive employees.

Our deferred compensation plan (“DCP”) permits U.S.-based participants to defer salary, incentive bonuses or stock awards to a future date, generally separation from service with the Company. Within the DCP, we have a non-qualified supplemental or excess retirement plan (“the BEP”), which provides benefits in excess of IRS limits under the Retirement Plan.

Welfare Plans and Other Benefits
Provides for basic health care, life, and income security needs, including life, medical, dental, disability, and other employee welfare benefits, and fringe benefits and limited perquisites (expatriate program).

Executive Officer Severance Benefit Plans and Arrangements
Provides severance benefits in the case of involuntary termination of employment in the form of salary continuation, target bonus, pro-rata bonus, health and welfare benefits and outplacement services.

We believe these compensation elements are consistent with relevant competitive market practices.

Compensation Practices and Governance Policies
Highlighted below are some of the key elements of our executive compensation program and good governance practices that the Committee believes provide a framework for prudent compensation decisions and serve the long-term interests of our stockholders:

	What We Do		What We Don’t Do
+	Pay for Performance	X	Design compensation programs that encourage unreasonable risk taking, confirmed by annual compensation risk assessment
+	Closely tie objective financial metrics in our annual incentive plan and performance-based long-term equity awards to our business strategy	X	Allow excise tax gross-ups in any future severance plans and agreements
+	Clawbacks that allow us to recoup compensation in the event of violation of our Code of Ethics or upon a restatement of our financials due to material noncompliance	X	Permit hedging transactions or pledging of Company stock by officers or directors
+	Robust stock ownership and retention requirements for NEOs	X	Allow for stock option repricing, reloads or exchanges without stockholder approval
+	Have double-trigger change in control provisions	X	Enter into employment contracts unless required by local law or prevailing market practices

Setting Target Compensation - Significant Pay at Risk
The target pay mix for our CEO and other NEOs for 2017 emphasizes performance-based compensation over fixed-compensation. Particularly, annual cash incentives and equity awards are generally “at risk” and subject to achievement of company and individual performance objectives for annual incentives, and company performance and the long-term value creation through stock price appreciation for equity-based incentives.

Named Executive Officer	Base Salary	Target Annual Incentive (AIP)	Target Long-Term Incentives
Mr. McDonnell	$950,000	$1,045,000	$4,275,000
Mr. Masanovich	$500,000	$350,000	$1,125,000
Mr. Moser	$400,000	$280,000	$600,000
Mr. Singhal (1)	$345,078	$246,021	$365,625
Ms. Stark	$410,000	$287,000	$553,500
CEO	15%	17%	68%
All Other NEOs (in the aggregate)	30%	21%	49%

(1)	For Mr. Singhal, base salary and target AIP amounts reflect prorated compensation attributable to his hire in February 2017.

Annual Cash Compensation
Base Salary. Base salaries are an important element of compensation and provide our executive officers with a base level of income. In determining base pay, our Compensation Committee considers the executive’s responsibilities, growth potential, individual performance against predetermined objectives, base salary competitiveness, as compared to the external market, and our Company’s operating performance. Base salaries are reviewed annually by the Compensation Committee as part of its regular compensation review process based on the benchmarking process and the other factors described above, as well as special achievements and promotions. The 2017 approved annual salaries for our NEOs were as follows:

Named Executive Officer	2016 Base Salary (1)	2017 Base Salary (1)
Mr. McDonnell	$950,000	$950,000
Mr. Masanovich	$475,000	$500,000
Mr. Moser	$375,000	$400,000
Mr. Singhal	NA	$390,000
Ms. Stark	$380,000	$410,000

(1)
For each NEO other than Mr. Singhal, the amounts represent the annualized base salary for 2016 and 2017. For Mr. Singhal, the amount represents his annualized base salary upon his hire in February 2017.

Annual Incentive Awards. Each executive officer’s target annual incentive opportunity is based on job responsibilities, alignment with internally comparable positions and peer company market data. Award levels at target under the AIP are within the competitive range as determined by reference to our comparator peer group and compensation survey data, with the opportunity to earn more or less depending on actual financial performance of the Company and individual performance. When determining the actual annual incentive award payable to each executive officer, the Committee considers both business and individual performance. If performance with respect to a specific measure is above or below target, the actual payout will be above or below the target annual incentive opportunity for that measure.
For 2017, the Committee, with input from Hay Group, rebalanced relative weightings of overall financial and strategic measurements to place increased emphasis on business results-oriented performance. The Committee determined that the AIP would again consist of four separate performance measures by which executive officers would be evaluated. These are business performance measures: (i) adjusted EBITDA (operating income plus depreciation and amortization), a strong indicator of overall operating performance; (ii) Operating Margin, which is an indication of operating efficiency, profitability and ability to take on additional investments; (iii) Cash Conversion Cycle days, or CCCD, which is an efficient measure of inventory-to-cash conversion; and (iv) individual strategic measures: strategic initiatives tailored to each executive officer’s assigned focus areas.
The performance criteria used as the basis for awards and the specific targets can vary from year to year. Generally, the financial targets are based on our annual financial plan and are typically set at levels that exceed the level of performance in prior years but consider our business and market outlook at that time as we operate in a highly cyclical industry.
The following table sets forth the weightings assigned to each performance measure under the 2017 AIP for each NEO. The performance weightings assigned to each executive are intended to balance the importance of achieving key corporate and regional financial metrics with the individual strategic measures. Individual performance weightings were decreased to allow each NEO to focus on the Company’s strategic initiatives that are critical to its longer-term transformation.
2017 AIP Performance Measures and Weightings

Named Executive Officer	Company Adjusted EBITDA	Company Operating Margin	Company CCCD	Regional EBITDA	Regional Operating Margin	Regional CCCD	Individual Strategic Objectives
Mr. McDonnell	50%	20%	10%	—	—	—	20%
Mr. Masanovich	50%	20%	10%	—	—	—	20%
Mr. Moser	50%	20%	10%	—	—	—	20%
Mr. Singhal	15%	7.5%	7.5%	30%	12.5%	0.075	20%
Ms. Stark	50%	20%	10%	—	—	—	20%
Based on business performance, payouts would be determined from 0% for below threshold performance, 50% at threshold, 100% at target, and up to 200% (maximum) for above target performance.

Business Performance Targets and Results. In determining the NEOs annual incentive awards for 2017, the Committee considered actual Company performance, and also Regional performance for Mr. Singhal, against the pre-established performance targets noted in the table below. The performance targets were set at levels necessary to meet or exceed the financial goals of our 2017 business plan to ensure the performance targets are challenging and our executive officers are motivated to deliver on our financial goals.

Performance Measure	Threshold Payout (50%)	Target Payout (100%)	Maximum Payout (200%)	Actual 2017 Performance
Company Adjusted EBITDA (1)	$203.0 million	$254.0 million	$305.0 million	$209.8
Regional EBITDA - Europe	$36.9 million	$46.4 million	$55.9 million	$16.8
Company Operating Margin (2)	3.8%	4.7%	5.7%	3.7%
Regional Operating Margin - Europe	1.9%	2.4%	2.9%	(0.8)%
Company CCCD (3)	102	97	92	101.4
Regional CCCD - Europe	100	95	90	105.8

(1)
Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation of non-GAAP financial measures to their corresponding GAAP financial measures see Exhibit A to this Form 10-K. For purposes of the AIP, “adjusted EBITDA” is defined as: operating income plus depreciation and amortization, with operating income being adjusted for extraordinary, nonrecurring or unusual charges and other certain items.

(2)	Operating Margin is defined as Net Operating Profit After Tax, or NOPAT, divided by net revenue.

(3)	Cash Conversion Cycle Days, or CCCD, is defined as days inventory outstanding plus days sales outstanding minus days payable outstanding.
2017 Individual Strategic Measures
The individual strategic measures of our executive officers were established by the Committee with input from the CEO and Senior Vice President, Chief Human Resources Officer. We have not disclosed the individual strategic measures because we believe this disclosure would reveal confidential strategic objectives and would result in competitive harm to us. The strategic measures were designed to be “stretch” goals that were achievable with what we believe represented an elevated level of effort and performance. The payout of the strategic measure component of annual performance awards under the AIP is more qualitative in nature and subjective in measurement.
2017 AIP Award Determination
At the end of the performance year, the Committee subjectively reviews each executive’s performance against the various strategic measures and considers any special factors that could have affected performance during the year. Prior to the end of the performance year, the Committee approved AIP payouts to the NEOs as set forth in the table below based on the achievement of estimated corporate and regional performance measures and an assessment of individual performance against their various strategic measures on the date of approval. The estimated corporate and regional performance measures which were the basis of the estimated December payouts exceeded actual 2017 performance and resulted in excess AIP payouts in the following amounts: Mr. McDonnell, $80,113; Mr. Masanovich, $26,832; Mr. Moser, $21,466; Mr. Singhal, $1,468 and Ms. Stark, $22,002 (all of which amounts are included in the table below). After considering the management team’s demonstrated commitment related to oversight of the transaction with Prysmian, and the immaterial nature of the potential adjustment, the Committee concluded that 2017 AIP awards paid in December 2017 would not be adjusted to reflect actual results. Mr. McDonnell determined that in light of his role as both CEO and a member of the Board, he would limit his 2017 AIP award to amounts payable based upon 2017 actual performance results. Accordingly, Mr. McDonnell repaid $80,113 to the Company in February 2018.

Named Executive Officer	2017 AIP Target	2017 AIP Award Paid	Award as % of Target
Mr. McDonnell	$1,045,000	$643,460(1)	61.6%
Mr. Masanovich	$350,000	$250,513	71.6%
Mr. Moser	$280,000	$200,410	71.6%
Mr. Singhal	$246,021	$52,376	21.3%
Ms. Stark	$287,000	$219,771	76.6%

(1)	As described above, Mr. McDonnell repaid $80,133 to the Company in February 2018 which resulted in an actual 2017 AIP Award of $563,347 (53.9% of Target).

In addition, for 2017, the Committee took under advisement the considerable amount of time and effort certain NEOs, Messrs. Masanovich and Moser and Ms. Stark, devoted to reviewing strategic alternatives for the Company, in addition to their normal strategic measurement goals. In recognition of the additional duties and responsibilities assumed by these individuals over the course of 2017, in December 2017, the Committee approved an incremental AIP payout of $100,000 to each of Messrs. Masanovich and Moser and Ms. Stark. The incremental AIP amounts are not reflected in the table above. The total 2017 AIP amounts are shown in the Summary Compensation Table.
Long-Term Incentives
Long-term incentive awards for 2017 were granted to our executive officers under the Amended and Restated General Cable Stock Incentive Plan (the “Stock Incentive Plan”). Our 2017 long-term incentive awards are equity-based awards designed to align executive interest to the interests of our stockholders. The target value for each long-term incentive award for each executive officer is determined by the Committee taking into consideration our Company’s performance in the past year and the contributions made by our executive officers, as applicable, and are generally consistent with competitive market practices.
We typically make grants of long-term incentive awards in the first quarter of each year, following the release of the prior year’s financial results. We believe that consistent timing of equity award grants reflects good corporate governance and reduces the risk in selecting a grant date with a preferential stock price. The Committee, with input from its compensation consultant, reviews the relative long-term equity and cash incentive mix for our executive officers and makes a final determination. For 2017, the Committee determined that the long-term incentive award would be comprised of a mix of 50% Performance Stock Units (PSUs), 35% Restricted Stock Units (RSUs) with both performance and time-based vesting restrictions, and 15% stock option awards. The Committee determined that this mix would be an effective balance of providing a meaningful level of retention and emphasizing direct performance linkage and approved 2017 long-term incentive target awards and mix of equity as follows:

Named Executive Officer	Target Value of Long-Term Incentive Compensation
Mr. McDonnell	$4,275,000
Mr. Masanovich	$1,125,000
Mr. Moser	$600,000
Mr. Singhal	$365,625
Ms. Stark	$553,500
Once the target value of the annual long-term incentive award is set by the Committee, the number of PSUs, RSUs, and stock options is calculated based on the mix of long-term incentive awards approved by the Committee (illustrated above) and for PSUs and RSUs, the 20-day average closing price preceding the date of grant and, for stock options, the grant date fair value.
2017 Long-Term Incentive Awards
Stock Options. Stock options provide for the right of an executive to purchase shares of Company stock in the future based on a fixed price established on the date of grant. As such, we believe stock options are inherently performance-based as the option has value to the executive only in the case that the stock price increases over time. If the stock price does not increase above the grant price, the executive will not realize any value from the award. The 2017 stock option awards will vest in three equal installments on the first, second and third anniversaries of the grant date and expire on the tenth anniversary of the grant date.
RSU Awards. The 2017 RSU Awards vest in equal installments over a three-year period commencing December 31, 2017, provided that the executive officer remains employed with the Company and if adjusted EBITDA divided by $100 million is greater than 1 for that year. The Compensation Committee believes that the adjusted EBITDA performance metric provides a meaningful indicator of financial soundness for purposes of vesting of long-term incentive awards.

•
For awards made prior to 2017, if any portion does not vest, it is carried forward to the next year, where vesting is again contingent on the executive’s continued employment and the adjusted EBITDA performance threshold.

•	Beginning with awards granted in 2017, the carry-forward practice was eliminated.

•
The RSUs include dividend equivalent rights, subject to the same vesting requirements and forfeiture provisions as the RSUs, and are settled in the form of a cash payment at the same time that the vested RSUs are settled.

PSUs. PSUs granted in 2017 vest only if the Company meets the following cumulative three-year (2017-2019) performance metrics: relative total stockholder return (“RTSR”) and return on invested capital (“ROIC”), with assigned weightings of 50% and 50%, respectively. The Committee determined that RTSR and ROIC provide the best balance between outperformance and absolute performance, while strengthening the alignment of long-term incentive payments with stockholder value creation and capital efficiency.
RTSR is measured by ranking the Company’s 3-year stock price return to the companies in a comparator peer group, which differs from the comparator peer group used for benchmarking and setting compensation levels. The Committee selected, with the assistance of Hay Group, the S&P 1500 Capital Goods Index to use as the comparator peer group because it reflects companies and business cycles similar to General Cable. Therefore, companies within the Index may be similarly affected by relevant market and industry conditions.
Our RTSR performance will be assessed against the S&P 1500 Capital Goods Index at the end of the performance period. The RTSR performance percentiles were adopted by the Committee based on their assessment that such percentiles reflect market competitive long-term incentive pay practices, as well as meaningful levels of relative performance that warrant PSU payouts at threshold, target and maximum levels. ROIC measures how effectively we manage capital invested in our operations.
At the beginning of the performance period, threshold, target, and maximum ROIC goals were set by the Committee based on the Company’s business outlook and market conditions at that time. The performance period commenced on January 1, 2017 and ends on December 31, 2019. Based on the performance at the end of the three-year period, our NEOs may earn less or more than the target award granted in 2017. The two performance metrics operate independently. RTSR performance below the 30th percentile of our performance peer group, or ROIC performance below 8.0%, will result in 0% payout for each metric. The maximum payout for each metric is 200%.
Limitations on the PSUs subject to the RTSR performance metric dictate that, if General Cable’s total shareholder return over the period is negative, the maximum amount earned shall be capped at target. As a result, even if General Cable’s relative three-year total shareholder return is ranked at the top of its performance comparator group, but is negative on an absolute basis, our NEOs would only earn target amounts on the RTSR portion of the PSUs. The PSUs include dividend equivalent rights, subject to the same vesting requirements and forfeiture provisions as the PSUs, and are settled in the form of a cash payment at the same time that the vested PSUs are settled.
The following table sets forth the percentage of PSUs which will vest at the end of the three-year performance period based on the level of performance under both performance metrics. If the performance thresholds are met, grants are denominated and settled in shares of General Cable common stock. The targets set forth below were set for compensation determination purposes only and do not constitute, and should not be viewed as, management’s projection of future results.

	<Minimum	Minimum	Target	Maximum

RTSR(1)	Less than 30th Percentile	30th Percentile	50th Percentile	75th Percentile or Above
Vested Percent of RTSR Units	0%	50%	100%	200%

ROIC(2)	Less than 8.0%	8.0%	9.5%	11.7% or Above
Vested Percent of ROIC Units	0%	50%	100%	200%

(1)
The 2017 PSUs defined RTSR as the Company’s average total shareholder return for each performance period in comparison to the average total shareholder return for the S&P 1500 Capital Goods Index for each performance period. Total shareholder return was defined as ending stock price minus beginning stock price plus dividends divided by beginning stock price. Beginning and ending stock price based on a 30-day average to minimize stock volatility that may occur on a point-to-point calculation when specific dates are involved.

(2)
The 2017 PSUs defined ROIC as net operating profit after tax divided by invested capital. Invested capital is equal to the Company’s net debt plus shareholder’s equity. Net operating profit after tax will be adjusted for extraordinary, nonrecurring or unusual charges and other certain items.

The Committee occasionally grants additional “off-cycle” awards to key employees, including NEOs, in connection with recruitment, promotion, retention efforts and recognition of special achievements. In 2017, the Committee granted recruitment related awards to Messrs. Singhal upon his acceptance of employment and in lieu of forgone incentives at prior employment. Mr. Singhal was granted $457,000 in the form of 6,858 2017-2019 PSUs and 20,574 RSUs in March 2017 upon his commencement of employment. The additional PSU and RSU awards granted to Mr. Singhal will vest and be distributed consistent with the terms and condition of his other 2017 long-term incentive awards. In addition to the 2017 LTI awards, in February 2017 the Committee granted to Mr. Moser a special performance recognition and strategic retention award of $300,000 in the form of 15,504 time-based RSUs that would vest 50% in 2018 and 50% in 2019 on the anniversary of the grant date.
Vesting of 2015 Performance-Based Long-Term Incentive Awards
In 2015, the Committee awarded a target number of PSUs to all executive officers at that time, including Messrs. McDonnell and Moser, that would be earned subject to the Company’s performance under two cumulative three-year performance metrics, RTSR and ROIC, with assigned weightings of 50% and 50%, respectively. In addition, executive officers at that time, which includes Mr. Moser, but not Mr. McDonnell, were awarded a target amount of long-term incentive cash, that would be earned subject to the Company's performance under three one-year performance metrics of Corporate EBITDA divided by 100 million is greater than one (1).
The 2015 PSUs performance period commenced on January 1, 2015 and ended on December 31, 2017. The payouts for these awards could have ranged from 0% to 200% of each officer’s respective target, with a threshold payout for each performance measure equal to 50% of target. For these awards to be payable, the threshold or minimum achievement level for at least one of the performance measures must have been attained. Based on the performance at the end of the three-year period, the Committee determined that threshold performance of 120% for ROIC and 200% for RTSR was achieved and that a resulting performance factor of 160% would be applied to the 2015 PSU awards. The final tranche of the 2015 long term incentive cash award performance period commenced on January 1, 2017 and ended on December 31, 2017. The payout for these awards for Mr. Moser targets a 100% payout if the performance objectives are met. Corporate EBITDA divided by 100 million greater than one (1) was achieved and a resulting performance factor of 100% would be applied to the long-term cash award. Both performance objectives were certified by the Committee with distributions in December 2017 and February 2018.
OTHER ELEMENTS OF COMPENSATION
Retirement Plans and Other Company Benefits
Our U.S.-based NEOs participate in the full range and scope of retirement and welfare and other plans as all other U.S.-based employees of General Cable do, except as noted below. In this area, as in other aspects of our compensation program, we target these types of benefits to be competitive within the relevant market identified. These benefits are consistent with our compensation philosophy, and we continue to offer them because we believe they are necessary in order to attract, retain and motivate talented executive officers.
Retirement Benefits. General Cable and our subsidiaries sponsor Retirement and Savings Plans (“Retirement Plans”) for employees in the United States. The Retirement Plans are tax-qualified, defined contribution plans under which fixed contributions are made for the account of each participating employee each year. For employees, under the retirement component (subject to collective bargaining agreements), the Company makes a contribution of 3% of eligible compensation, and under the savings or 401(k) component, the Company makes a matching contribution of 50% of the employee’s contribution up to 6% of compensation through our payroll deduction program. The federal statutory limit for eligible compensation in 2017 was $270,000. These contribution and matching percentages are intended to reflect competitive market terms and conditions for plans of this type. Participating employees may direct the investment of Company and individual contributions into one or more of the investment options offered by the Retirement Plans.
The Company and its subsidiaries also maintain the General Cable Deferred Compensation Plan (“DCP”), which permits deferral of salary, incentive bonuses, and stock awards by U.S.-based participants, including our U.S.-based NEOs. We offer the DCP as part of our competitive benefits program. In 2007, we combined this plan with our supplemental or excess retirement plan (“the BEP”) and our former Supplemental Executive Retirement Plan. The BEP is designed to make up benefits on certain wages, which are not eligible for Company matching or retirement contributions because of Internal Revenue Service limits on inclusion of these amounts in our Retirement Plans. The BEP has investment options and vesting requirements similar to the Retirement Plans.
Limited Perquisites. We maintain an expatriate program that provides certain benefits to our employees who accept expatriate assignments. Our executive officers, including NEOs, are entitled to the same benefits under the Company’s expatriate program as other Company employees. Under the Company’s expatriate program, such benefits include providing gross ups on taxable foreign assignment assistance.

OUR POLICIES AND GOOD GOVERNANCE PRACTICES
Stock Ownership Guidelines
Consistent with our executive compensation philosophy and the principle of aligning executive and stockholder interests, we expect our executive officers to maintain minimum ownership levels of General Cable common stock as follows:

Named Executive Officers	Ownership as Multiple of Base Salary
Chief Executive Officer Mr. McDonnell	6 times
Chief Financial Officer Mr. Masanovich	3 times
Other Executive Officers Mr. Moser Mr. Singhal Ms. Stark	3 times
For purposes of satisfying ownership requirements, shares directly owned, unvested restricted stock units, and deferred shares held in General Cable’s Deferred Compensation Plan are counted for purposes of satisfying ownership guidelines. All of our executive officers, including our NEOs, must comply with these ownership requirements within five (5) years from their appointment as an executive officer. As of December 31, 2017, all NEOs are compliant with the stock ownership guidelines.
Compensation Recoupment Policy
Our Board of Directors has adopted an incentive compensation recoupment policy (“Clawback Policy”) that allows us to recover incentive-based compensation from our executive officers in the event we are required to prepare an accounting restatement due to our material noncompliance with any financial reporting requirement under the securities laws or from executive officers or key employees if the individual materially violates our Code of Ethics. Upon the restatement of our financial statements due to material noncompliance, our Board of Directors may, to the fullest extent permitted by law, require each current and former executive officer to reimburse us for any amount paid within the last thirty-six (36) months in excess of the amounts that would have been paid under our restated financial statements.
In the event of a material violation of our Code of Ethics by an executive officer or key employee, our Board of Directors can recover any incentive-based compensation paid to such individual within the last twelve (12) months. Our Board of Directors has the sole discretion to determine the form and timing of the recovery, which may include repayment and an adjustment to future incentive-based compensation payouts or grants. The remedies under our Clawback Policy are in addition to, and not in lieu of, any legal and equitable claims we may have or any actions imposed by law enforcement agencies, regulators or other authorities. Our Clawback Policy was effective and applies to all incentive-based compensation payouts or grants, including grants, awards or amounts paid under the AIP or under the Stock Incentive Plan.
Accounting Considerations
The accounting standards applicable to the various forms of long-term incentive plans under FASB ASC Topic 718 (formerly FASB Statement 123R) is one factor that the Compensation Committee and we consider in the design of our long-term equity incentive programs. The Compensation Committee and the Company monitor FASB ASC Topic 718 expense, but expense will not be the only factor in making decisions about our long-term incentive plans.
Deductibility of Executive Compensation
The Committee takes into account the tax impact of material provisions of and changes to our executive compensation program and discusses such matters periodically during the year. Generally, we realize a tax deduction upon the payment of compensation to the executive officer. In general, our policy is to optimize the tax deductibility of executive compensation so long as satisfying the conditions for deductibility is consistent with the objectives (as determined by the Committee, in the exercise of its business judgment) of maintaining competitive, motivational performance-based compensation that is aligned with stockholder interests and retaining executive officers. Accordingly, the Committee approved an initial performance target designed to qualify both our 2017 AIP payouts and 2017 RSUs as performance-based compensation for purposes of Section 162(m) of the Code (i.e., “umbrella plan”). The Committee may, in the exercise of such discretion, approve the payment of compensation regardless of its deductibility.

Severance and Change-in-Control Arrangements
In connection with the pending transaction with Prysmian, on January 16, 2018, we and Prysmian filed a definitive joint proxy statement containing certain disclosures, including disclosure of the interests of our directors and executive officers in the pending transaction. For a discussion of the payments that would be owed to our executive officers, including our NEOs, upon consummation of the proposed merger, please refer to the section entitled, “The Merger Agreement,” beginning on page 57 of the joint proxy statement, available at: www.sec.gov.
None of our NEOs has an employment agreement with the Company. Our NEOs may be eligible for post-employment payments and benefits in certain circumstances upon involuntary termination (without cause), or a qualifying termination following a change in control of the Company. These post-employment payments and benefits arise under the General Cable Corporation 2014 Executive Officer Severance Benefit Plan (the “Severance Plan”) and the outstanding equity award agreements. These potential severance benefits are discussed under the section titled, “Change in Control and Other Post-Employment Payments and Benefits.”
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section appearing in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 with the Company’s management. Based on its review and discussions with management, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in General Cable’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Compensation Committee
Craig P. Omtvedt, Chair
Gregory E. Lawton
Patrick M. Prevost
Compensation Committee Interlocks and Insider Participation
During fiscal 2017, the Compensation Committee consisted of Craig Omtvedt, Gregory Lawton and Patrick Prevost. No person who served as a member of the Compensation Committee during fiscal 2017 was a current or former officer or employee of the Company or engaged in certain transactions with us required to be disclosed as “related person transactions” under regulations of the SEC. There were no compensation committee “interlocks” during fiscal 2017, which generally means that none of our executive officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a member of the Board or as a member of the Compensation Committee.
Risk Assessment of Compensation Programs
The Compensation Committee oversees management’s annual assessment of the Company’s compensation programs. At its February 2018 meeting, the Compensation Committee reviewed the results of the 2017 annual compensation risk assessment and concurred with management’s conclusion that the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. This risk assessment included reviewing the design and operation of our compensation programs, identifying and evaluating situations or compensation elements that could raise more significant risks and evaluating other controls and processes designed to identify and manage risk.

EXECUTIVE COMPENSATION: COMPENSATION TABLES
Summary Compensation Table
The following table sets forth summary information relating to all compensation awarded to, earned by or paid to the individuals listed in the table below, collectively referred to as our NEOs for 2017 for all services rendered in all capacities to us and our subsidiaries during the fiscal years noted below.

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)
Michael T. McDonnell President and Chief Executive Officer	2017 2016 2015	950,000 945,192 462,500	500,000	3,371,203 2,167,170 5,656,663	527,756 - 1,999,995	563,347 920,123 637,862	150,560 55,277(8) 31,413	5,562,866 4,087,762 9,288,433
Matti M. Masanovich Senior Vice President and Chief Financial Officer	2017 2016	495,192 56,635	50,000	887,158 288,161	138,881 -	350,513 53,068	102,280 13,682	1,974,024 461,546
Emerson C. Moser Senior Vice President, General Counsel and Corporate Secretary	2017 2016 2015	395,192 365,385 315,205		733,610 321,086 362,688	74,069 - -	361,521 315,212 373,672	59,729 42,433(8) 22,906	1,624,121 1,044,116 1,074,471
Shruti Singhal (1) Senior Vice President and President, Europe	2017	345,078	250,000	852,951	54,847	52,376	113,190	1,668,442
Leah S. Stark Senior Vice President and Chief Human Resources Officer	2017 2016	404,231 169,538	- 350,000	436,892 558,587	68,394 -	319,771 108,865	51,935 179,163	1,281,223 1,366,153
Juan Picon (2) Former Senior Vice President and President, North America	2017	115,962	806,120	806,151	69,504	-	39,717	1,837,454

(1)
Mr. Singhal joined the Company as its Senior Vice President and President, Europe in February 2017. Compensation amounts for Mr.Singhal paid in euros have been converted to U.S. dollars using a monthly average currency conversion rate.

(2)	Mr. Picon separated from service on April 28, 2017. Under his award agreements, all equity awards were cancelled upon his separation.

(3)
Represents cash payments in connection with commencement of employment.  For Mr. Singhal, the sign-on payment was to provide transition assistance and address unvested equity from former employer.  For Mr. Picon, the payment was to provide transition assistance and to cover payback of relocation costs to former employer.

(4)
Reflects fair value of target performance-based restricted stock units (“PSUs”) and time-based restricted stock unit awards (“RSUs”) on the award date. See our “Share-Based Incentive Plans” Note to the Consolidated Financial Statements included in this Form 10-K for the applicable fiscal year for a discussion of the relevant assumptions used to account for these awards. Under FASB ASC Topic 718, the RTSR metric applicable to a portion of the performance-based restricted stock units is a market condition and not a performance condition. Accordingly, there is not a grant date fair value below or in excess of the amounts reflected in the table above that could be calculated and disclosed based on achievement of market conditions.

Name	Grant Date Fair Value 2017 RSUs ($)	Grant Date Fair Value of 2017 PSUs ($)	Value of 2017 PSUs at Maximum Performance Level ($)(a)
Mr. McDonnell	1,299,077	2,072,126	3,018,219
Mr. Masanovich	341,863	545,295	794,273
Mr. Moser	442,781	290,829	423,624
Mr. Singhal	498,718	354,233	511,600
Ms. Stark	168,353	268,539	391,148
Mr. Picon	435,019	371,132	540,599

(a)
Represents the sum of (i) the grant date fair value of the portion of the PSU with the RTSR metric and (ii) the grant date value of the portion of the PSU with the ROIC metric assuming maximum performance (200% of target).

(5)
Represents the fair value of stock option awards on the award date. See our “Share-Based Incentive Plan” Note to the Consolidated Financial Statements included in this Form 10-K for the applicable fiscal year for a discussion of the relevant assumptions used in calculating these values.

(6)
Represents the cash incentive awards earned in 2017 under the 2017 AIP based on 2017 performance. For Mr. Moser, this amount also includes the long-term incentive cash award of $61,111 earned for the 2017 performance period.

(7)	“All Other Compensation” column in 2017 included the following:

Name	Company Contributions to Retirement Plan ($)(a)	Company Contribution to BEP ($)(b)	Value of Life Insurance Premiums ($)(c)	Relocation and Global Mobility ($)(d)	Severance ($)(e)	Total ($)
Mr. McDonnell	16,200	128,807	5,553	—	—	150,560
Mr. Masanovich	16,200	37,726	990	47,364	—	102,280
Mr. Moser	16,200	42,869	660	—	—	59,729
Mr. Singhal	14,850	16,793	533	81,014	—	113,190
Ms. Stark	16,200	35,075	660	—	—	51,935
Mr. Picon	11,215	—	257	14,112	14,133	39,717

(a)	Represents the amount of all matching and retirement contributions earned under the Company’s 401(k) Savings and Investment Plan.

(b)	Represents the amount of contributions earned under the BEP component of the DCP.

(c)	Represents the amount of imputed income from Company-provided life insurance coverage.

(d)
For Mr. Masanovich, the amount represents relocation expenses ($30,085) and related tax gross up ($17,279). For Mr. Singhal, the amount represents relocation allowance ($10,000), relocation related tax gross up ($3,733), expatriate relocation and assignment expenses ($65,136), and car allowance ($2,145), consistent with our local policy in Spain. For Mr. Picon, the amount represents relocation allowance ($10,000) and relocation related travel expenses ($4,112).

(e)
Represents a lump sum payment ($8,635) and related tax gross up ($5,498) for Mr. Picon to cover the Company-paid portion of the COBRA health insurance continuation for the period of April 2017 through December 2017.

(8)
“All Other Compensation” for 2016 was adjusted for Messrs. McDonnell and Moser for corrections to the calculations for Company Contributions to BEP. Mr. McDonnell received $2,192 less than originally reported for 2016 and Mr. Moser received $2,192 more than originally reported for 2016.

CEO Pay Ratio
The following describes the relationship of the annual total compensation of General Cable employees to the annual total compensation of Michael T. McDonnell, our President and Chief Executive Officer.
For 2017, the median of the annual total compensation of all of our employees, other than Mr. McDonnell, was $40,634. Mr. McDonnell’s annual total compensation was $5,562,866. This represents the amount reported in the Total column of the 2017 Summary Compensation Table. Based on this information, the ratio of the annual total compensation of Mr. McDonnell to the median of the annual total compensation of all employees is estimated to be 137 to 1.
Identification of Median Employee
We selected October 1, 2017 as the date on which to determine our median employee. As of that date, General Cable had approximately 8,725 employees, with approximately 3,087 employees based in the United States and 5,638 employees located outside of the United States. The pay ratio disclosure rules provide an exemption for companies to exclude non-U.S. employees from the median employee calculation if non-U.S. employees in a particular jurisdiction account for five percent (5%) or less of the company’s total number of employees. General Cable applied this de minimis exemption when identifying the median employee by excluding 408 employees: Columbia (376), Ecuador (20), Honduras (7), El Salvador (4) and Italy (1). After taking into account the de minimis exemption, 3,087 employees in the United States and 5,230 employees located outside of the United States were considered for identifying the median employee.
For purposes of identifying the median employee from our employee population base, we considered base wages, as compiled from our payroll records. We selected base wages because it represents the principal form of compensation delivered to all of our employees and this information is readily available in each country. In addition, we measured compensation for purposes of determining the median employee using the year-to-date period ending October 1, 2017. Compensation paid in foreign currencies was converted to U.S. dollars based on exchange rates in effect on October 1, 2017.
Using this methodology, we determined that our median employee was a full-time, hourly employee located in the United States. In determining the annual total compensation of the median employee, such employee’s compensation was calculated in accordance with the SEC executive compensation disclosure rules.

Grants of Plan-Based Awards
The following table details the grants of plan-based awards to our NEOs in 2017.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Option (#)(4)	Exercise or Base Price of Option Awards ($/SH)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. McDonnell	2/10/2017	522,500	1,045,000	2,090,000					94,580	16.80	527,756
	2/10/2017				—	77,326	—				1,299,077
	2/22/2017				57,865	115,729	231,458				2,072,126
Mr. Masanovich	2/10/2017	175,000	350,000	700,000					24,889	16.80	138,881
	2/10/2017				—	20,349	—				341,863
	2/22/2017				15,228	30,455	60,910				545,295
Mr. Moser	2/10/2017	140,000	280,000	560,000					13,274	16.80	74,069
	2/10/2017				—	10,852	—				182,314
	2/10/2017							15,504			260,467
	2/22/2017				8,122	16,243	32,486				290,829
Mr. Singhal	3/17/2017	123,011	246,021	492,042					9,126	17.65	54,847
	3/17/2017				—	28,256	—				498,718
	3/17/2017				8,916	17,832	35,664				354,233
Ms. Stark	2/10/2017	143,500	287,000	574,000					12,257	16.80	68,394
	2/10/2017				—	10,021	—				168,353
	2/22/2017				7,499	14,998	29,996				268,539
Mr. Picon(6)	2/10/2017	191,250	382,500	765,000					12,456	16.80	69,504
	2/10/2017				—	25,894	—				435,019
	2/22/2017				10,364	20,728	41,456				371,132

(1)
Reflects the incentive opportunities granted in 2017 under the AIP. Actual amounts earned in 2017 by our NEOs are reflected in the Summary Compensation Table. For more information on the 2017 AIP awards, including the applicable performance conditions, please see the “Annual Cash Compensation” section of the CD&A of this Form 10-K.

(2)
Reflects RSUs and PSUs awarded to our NEOs in 2017. There are no threshold or maximum future payouts under the RSU awards. For more information on the 2017 RSU and PSU awards, including the applicable performance periods and performance conditions, please see the “Long Term Incentives” section of the CD&A of this Form 10-K.

(3)
Reflects time-based RSU award granted as an additional incentive and vests in two equal installments upon first and second anniversary of the award, generally subject to the NEOs continued employment through the applicable vesting period.

(4)
Stock options were granted as part of the Company’s annual long-term incentive program and vest over a three-year term in equal annual installments on each anniversary of the award date, generally subject to continued employment through the applicable vesting date.

(5)	See our “Share-Based Compensation” Note to the Consolidated Financial Statements in this Form 10-K for a discussion of the relevant assumptions used to account for these awards.

(6)	Mr. Picon’s separated from the Company effective April 28, 2017. Under his award agreements, all equity awards were cancelled upon his separation.

Outstanding Equity Awards at Fiscal Year End
The following table provides information with respect to outstanding equity awards held by our NEOs as of December 31, 2017.

Name	OPTION AWARDS					STOCK AWARDS
	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Shares or Units of Stock that Have not Vested (#)(3)	Market Value of Shares or Units of Stock that Have not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Mr. McDonnell	7/1/2015	234,724	117,363	19.65	7/1/2025	2/11/2016			58,588	1,734,205
	2/10/2017	-	94,580	16.80	2/10/2027	2/11/2016			351,528(5)	10,405,228
						2/10/2017			51,151	1,525,910
						2/22/2017			231,458(5)	6,851,157
Mr. Masanovich	2/10/2017	-	24,889	16.80	2/10/2027	11/11/2016			3,272	96,851
						11/11/2016			12,572(5)	372,131
						2/10/2017			13,566	401,554
						2/22/2017			60,910(5)	1,802,936
Mr. Moser	2/10/2017	-	13,274	16.80	2/10/2027	2/11/2016			8,681	256,958
						2/11/2016			52,082(5)	1,541,627
						2/10/2017	7,752	229,459	7,235	214,156
						2/22/2017			32,486(5)	961,586
Mr. Singhal	3/17/2017	-	9,126	17.65	3/17/2027	3/17/2017			18,838	557,605
						3/17/2017			35,664(5)	1,055,654
Ms. Stark	2/10/2017	-	12,257	16.80	2/10/2027	7/15/2016			5,728	169,549
						7/15/2016			34,364(5)	1,017,174
						2/10/2017			6,681	197,758
						2/22/2017			29,996(5)	887,882
Mr. Picon(1)	None					None

(1)
Mr. Picon separated from the Company effective April 28, 2017. Under his award agreements, all unvested equity awards were canceled upon his separation, and there were no equity awards outstanding as of December 31, 2017.

(2)
As shown in the table above, Mr. McDonnell has awards from 2015 and 2017 with remaining unvested stock options listed in this column. All other NEOs have unvested stock options from 2017. Stock options vest and become exercisable in equal installments on the first, second and third anniversary of the grant date. The award made in 2015 has one vesting date remaining. The awards made in 2017 have three vesting dates remaining.

(3)	The vesting schedule for RSUs and PSUs that have not vested is as follows:

Name	Grant Date	Unvested Shares/Units	Vesting Schedule
Mr. McDonnell	2/11/2016	58,588	(a)
	2/11/2016	351,528	(b)
	2/10/2017	51,551	(c)
	2/22/2017	231,458	(d)
Mr. Masanovich	11/11/2016	3,272	(a)
	11/11/2016	12,572	(b
	2/10/2017	13,566	(c)
	2/22/2017	60,910	(d)
Mr. Moser	2/11/2016	8,681	(a)
	2/11/2016	52,082	(b)
	2/10/2017	7,235	(c)
	2/10/2017	7,752	(e)
	2/22/2017	32,486	(d)
Mr. Singhal	3/17/2017	18,838	(c)
	3/17/2017	35,664	(d)
Ms. Stark	7/15/2016	5,728	(a)
	7/15/2016	34,364	(b)
	2/10/2017	6,681	(c)
	2/22/2017	29,996	(d)

(a)
RSUs vest one-third each year beginning December 31, 2016; the vesting is contingent upon certification by the Compensation Committee that the applicable performance condition has been achieved. The performance condition operates on a rolling basis with a catch-up feature for each vesting tranche. One-third of such RSUs vested December 31, 2016 and are not included in this table. One-third of such RSUs vested on December 18, 2017 and are not included in this table.

(b)	PSUs granted for the 2016-2018 performance period vest December 31, 2018 pending certification of certain performance conditions applicable to the 2016-2018 performance period.

(c)
RSUs vest one-third each year beginning December 31, 2017; the vesting is contingent upon certification by the Compensation Committee that the applicable performance condition has been achieved. One-third of such RSUs vested December 18, 2017 and are not included in this table.

(d)	PSUs granted for the 2017-2019 performance period vest December 31, 2019 pending certification of certain performance conditions applicable to the 2017-2019 performance period.

(e)
Time-based RSUs vest in two equal installments in each year on the anniversary of the date of grant. One-half of such RSUs vested December 18, 2017 at the discretion of the Committee and are not included in this table.

(4)	Represents the product of the stock units and the closing price of our common stock of $29.60 as reported on December 29, 2017.

(5)
Represents PSUs granted in 2016 and 2017. However, the amount, if any, of these awards that will be paid out will depend upon the actual performance over the full performance period and the Compensation Committee’s certification of performance after completion of each of the performance cycles.

Option Exercises and Stock Vested
The following table provides information on the shares acquired upon the vesting and distribution of awards held by our NEOs in 2017. None of the NEOs exercised stock options in 2017.

Name	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise (#)	Valued Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Valued Realized on Vesting ($)(1)
Mr. McDonnell	—	—	324,587	9,639,935
Mr. Masanovich	—	—	10,054	298,604
Mr. Moser	—	—	49,198	1,428,078
Mr. Singhal	—	—	9,418	279,715
Ms. Stark	—	—	9,067	269,290
Mr. Picon	—	—	—	—

(1)
The Value Realized on Vesting of stock awards is calculated by multiplying the number of shares of common stock vested by the Fair Market Value of our common stock on the respective vesting dates and reflects the gross amount realized without netting the value of shares surrendered to satisfy tax withholding obligations.

Non-Qualified Deferred Compensation
The Deferred Compensation Plan (DCP) permits key U.S.-based executive officers to elect to defer a portion of salary and bonus payments into the DCP.
Prior to 2016, the DCP also permitted employee participants to defer any stock based awards under the Amended Stock Incentive Plan (and predecessor plans). Distributions are not permitted until termination of employment. Cash deferred and dividends paid on deferred shares of stock may be invested in any of the investment vehicles provided under the DCP. Shares of stock representing employee stock awards may not be reinvested into other vehicles, but must remain in the DCP as whole shares and will be distributed as such in accord with distribution elections made by each participant. The DCP assets are held in a “rabbi trust,” and as such, are subject to the claims of general creditors of our Company. Operation of the plan and distributions are also subject to Section 409A of the Code, which imposes procedural (including timing) restrictions on the DCP and on any future changes in distribution elections.
The BEP provides excess benefits that make up benefits on certain wages that are not eligible for contribution under federal IRS limitations relating to our Retirement Plans. Under the BEP component of the DCP, our Company makes discretionary Company contributions similar to the matching and retirement contributions made under the Company’s Retirement Plans. BEP contributions are made annually by our Company.
The following table provides information on benefits for our NEOs under our DCP.

Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE(3)
Mr. McDonnell	$—	$128,807	$1,138	$—	$165,164
Mr. Masanovich	$—	$37,726	$—	$—	$37,726
Mr. Moser	$47,485	$42,869	$11,599	$—	$170,675
Mr. Singhal	$—	$16,793	$—	$—	$16,793
Ms. Stark	$21,720	$35,075	$983	$—	$65,414
Mr. Picon	$—	$—	$—	$—	$—

(1)	Amount shown reflects deferral of a portion of Mr. Moser’s and Ms. Stark’s salary for 2017, which is included as Salary in the Summary Compensation Table for 2017.

(2)
Represents the amount of our Company’s contribution for 2017 to the DCP for the BEP component. These amounts are included in the “All Other Compensation” column of the Summary Compensation Table for 2017.

(3)	Includes amounts reported as compensation for Messrs. McDonnell and Moser in the Summary Compensation Table for previous years.

Potential Payments Upon Termination or Change in Control of the Company
In connection with the pending transaction with Prysmian, on January 16, 2018 we and Prysmian filed a definitive joint proxy statement containing certain disclosures, including disclosure of the interests of our executive officers in the proposed merger. For a discussion of the payments that would be owed to our executive officers, including Messrs. McDonnell, Masanovich, Moser and Ms. Stark, upon consummation of the proposed merger, please refer to the section entitled, “Merger Agreement,” beginning on page 57 of the joint proxy statement, available at: www.sec.gov.
Our NEOs may be eligible for post-employment payments and benefits in certain circumstances upon termination or a change in control of our Company. These post-employment payments and benefits arise under the 2014 Executive Officer Severance Plan (“Severance Plan”). Additionally, all participants, including our NEOs, are entitled to certain payments and benefits upon termination or change in control as specified in our equity plans and grant agreements under the Amended and Restated General Cable Stock Incentive Plan (“Stock Incentive Plan”) and our Annual Incentive Plan.
The following information describes the payments or benefits that would be available under these plans for our NEOs, other than Mr. Picon, (the “eligible NEOs”) as Mr. Picon separated from service on April 28, 2017. Upon his separation from service, Mr. Picon received a cash payment of $586,120, which represented the remaining unpaid portion of the cash payment agreed to at Mr. Picon's hire to assist with transition and relocation costs with his previous employer. The Company also paid to Mr. Picon a lump sum payment, grossed up for taxes, equal to the employer portion of the COBRA health care continuation coverage (including dental) through December 31, 2017. All amounts paid to Mr. Picon, including these severance payments, are included in the Summary Compensation Table. The table below discloses amounts payable to our eligible NEOs under various termination of employment scenarios occurring as of December 31, 2017, assuming in each case that the merger agreement with Prysmian had not been signed as of that date. The payments to our NEOs are governed by the Severance Plan, the Stock Incentive Plan, and the Annual Incentive Plan as described in the footnotes and narratives below:

Name	Severance Payments ($)(1)	Target Annual Incentive ($)(2)	Current Year Annual Incentive ($)(3)	Vesting of Stock Options ($)(4)	Vesting of RSUs and PSUs ($)(5)	Dividend Equivalent Rights ($)(6)	Health, Welfare and Other Benefits ($)(7)	Total ($)
Involuntary Termination Without Cause
Mr. McDonnell	1,900,000	2,090,000	563,347				89,938	4,643,285
Mr. Masanovich	750,000	525,000	350,513				35,098	1,660,611
Mr. Moser	600,000	420,000	300,410				54,954	1,375,364
Mr. Singhal	585,000	438,750	52,376				59,866	1,135,992
Ms. Stark	615,000	430,500	319,771				54,954	1,420,225
Qualifying Termination Upon Change in Control
Mr. McDonnell	2,850,000	3,135,000	563,347	2,378,386	13,605,170	457,620	109,907	23,099,430
Mr. Masanovich	1,000,000	700,000	350,513	318,579	1,647,340	40,297	38,464	4,095,193
Mr. Moser	800,000	560,000	300,410	169,907	2,206,548	72,485	64,938	4,174,288
Mr. Singhal	780,000	585,000	52,376	109,056	1,259,615	19,802	71,514	2,877,363
Ms. Stark	820,000	574,000	319,771	156,890	1,487,668	37,652	64,938	3,460,919

(1)
Salary continuation was calculated using the following base salaries for 2017: $950,000 for Mr. McDonnell, $500,000 for Mr. Masanovich, $400,000 for Mr. Moser, $390,000 for Mr. Singhal, and $410,000 for Ms. Stark. This amount would be paid in equal installments based on regularly scheduled payroll periods over the applicable severance period.

(2)	Target Bonus equals the higher of our NEOs current target or the average of the AIP bonuses paid to the NEOs in the prior three years. This amount will be paid in a lump sum.

(3)	Awards under the AIP are determined based on a calendar year performance. These amounts reflect the 2017 AIP awards as approved by the Committee.

(4)	These amounts assume unvested stock options are accelerated and exercised at $29.60, the closing price per share of our common stock on December 29, 2017.

(5)
The fair market value of acceleration of unvested equity awards shown above is based on the closing price of $29.60 per share of our common stock on December 29, 2017. These amounts represent the value of all unvested RSUs granted in 2016 and 2017; outstanding 2016 and 2017 PSUs are included in this column at performance value.

(6)	These amounts represent the value of dividend equivalent rights accrued on RSUs and PSUs.

(7)
This amount represents (a) the maximum outplacement benefits that are available under the Severance Plan of $50,000 for the CEO and $25,000 for other NEOs, and (b) the aggregate amount of cash payments that the NEO would be entitled to receive in lieu of continuation of the NEO’s health care benefits, as they existed on December 31, 2017 for the maximum stated period of time required by the Severance Plan.

Severance Plan
The Severance Plan provides for severance benefits in case of (i) involuntary termination of employment without change in control and (ii) termination of employment in connection with a change in control as such term is defined in the Severance Plan, as applicable. The potential severance benefits upon these termination events are discussed below.
Involuntary Termination without Change in Control. A NEO may be entitled to severance and benefits in the event of an involuntary termination of the executive officer’s employment. An involuntary termination will not include any of the following circumstances:

•	the executive officer is offered or agrees to assume another position with our Company or a successor owner of our Company;

•	the executive officer receives an offer of reemployment with our Company or a successor owner after the executive officer’s termination but before the full payment of severance benefits; and

•	the executive officer’s termination is due to a voluntary termination or resignation, including retirement, death, disability or the failure to return from a leave of absence.
If the executive officer’s involuntary termination qualifies, the severance benefits would be the following:
CEO: two (2) years of base pay and target level bonus under our AIP, a pro-rated bonus for the year of termination based on relevant performance, continued participation in employer health and life insurance plans or the equivalent premium cost of the employer for two years, and limited outplacement assistance; and
Other NEOs: one and one-half (1.5) years of base pay and target level bonus under our AIP, a pro-rated bonus for the year of termination based on relevant performance, continued participation in employer health and life insurance plans or the equivalent premium cost of the employer for one and one-half years, and limited outplacement assistance.
Termination in Connection with Change in Control. In the event of an involuntary termination, including a termination for good reason, in connection with a change in control of General Cable, the Severance Plan operates using what is commonly called a “double trigger.” This means that for the executive officer to receive payments or benefits under the Severance Plan, both a change in control and a triggering event must occur.
Under our Severance Plan, “change in control” is defined as the occurrence of any of the following events:

•	any outside person or other entity beneficially owns more than 50 percent of all classes of our capital stock that are normally entitled to vote upon the election of our directors;

•	we sell all or substantially all of our property or assets;

•
we consolidate or merge with a third party whereby persons who were our stockholders immediately before the consolidation or merger together own less than 60 percent of the voting stock of the surviving entity; or

•	individuals who constituted our Board of Directors (referred to as the incumbent board) cease to constitute at least a majority of our Board of Directors.
After a change in control, one of the following events will be considered the second “trigger” that will require us to provide an NEO with specified benefits:

•
if we or our successor terminates the executive officer’s employment without “cause” within twenty four (24) months (as to our CEO) or eighteen (18) months (as to our other NEOs) after a change in control. “Cause” is generally defined to mean any of the following with respect to an executive officer:

•	willful or continuous neglect of or refusal to perform duties and responsibilities;

•	insubordination, dishonesty, fraud, gross neglect or willful malfeasance by the executive officer in the performance of duties and responsibilities;

•	conviction or entry into a plea of nolo contendere to any felony; and

•	serious violation of our Company rules or regulations.

•
if the executive officer terminates employment for “good reason” within twenty-four (24) months (as to our CEO) or eighteen (18) months (as to our other NEOs) after a change in control. “Good reason” is generally defined to mean the occurrence of any of the following without the executive officer’s consent:

•	any material diminution in the executive officer’s position, authority, duties or responsibilities;

•	a reduction in the executive officer’s annual base salary or incentive compensation opportunities; and

•	a material change in the geographic location of the principal place of employment
In the event of a change in control followed by a triggering event, we (or our successor) would be required to pay each of our NEOs the following:
CEO: three (3) years of base pay and target level bonus and a pro-rated bonus for the year of termination based on relevant performance, continued participation in employer’s health and life insurance plans or the equivalent premium cost of the employer for three years, and limited outplacement assistance; and
Other NEOs: two (2) years of base pay and target level bonus and a pro-rated bonus for the year of termination based on relevant performance, continued participation in employer’s health and life insurance plans or the equivalent premium cost of the employer for two years, and limited outplacement assistance.
Under the Severance Plan, a severance payment that would constitute an “excess parachute payment” (as defined in Section 280G of the Code) will be reduced to the largest amount that will not result in the executive’s receipt of such excess parachute payment if such reduction will provide the executive with the net after-tax payment that is greater than the one that would have been received without such reduction.
Conditions to Severance Benefits. Our executive officers will not be eligible for benefits under the Severance Plan if the executive officer is covered by an employment, severance, or separation agreement that entitles the executive officer to severance benefits after termination of employment. As a condition to receiving severance benefits, an eligible executive officer will be required to enter into a customary separation agreement in which the executive officer will agree to the following:

•	a release and waiver of any claims against our Company;

•	non-compete and non-solicit limitations unless otherwise approved by our Board; and

•	performance or satisfaction of any remaining obligations to our Company.
Stock Incentive Plan
Change in Control Payments and Benefits
In May 2015, our stockholders approved the Stock Incentive Plan, which provides for “double trigger vesting” after a change in control.
Unless the Compensation Committee determines otherwise, if a change in control occurs in which the Company is not the surviving corporation (or the Company survives only as a subsidiary of another corporation), all outstanding awards that are not exercised or paid at the time of the change in control will be assumed by, or replaced with awards that have comparable terms by, the surviving corporation (or a parent or subsidiary of the surviving corporation).
Unless the award agreement provides otherwise, if a participant’s employment is terminated by us without cause, or the participant terminates employment for good reason, in either case within 12 months following the change in control, the participant’s outstanding awards will become fully vested as of the date of termination. If the vesting of any such award is based, in whole or in part, on performance, the applicable award agreement will specify how the portion of the award that becomes vested upon termination will be calculated. RSUs granted beginning in 2015 provide that if a participant’s employment is terminated by the Company without cause or by the participant for good reason upon or within 12 months following a change in control, any unvested portion of the RSUs become fully vested upon termination of employment. PSUs granted beginning in 2015 provide that if a change in control occurs prior to the end of the performance period, achievement of the performance goals will be measured as of the change in control date, and vesting of the PSUs will remain subject to the participant’s continued employment through the end of the performance period. However, if the participant’s employment is terminated by the Company without cause or by the participant for good reason upon or within 12 months following such change in control, then the PSUs will vest in full based on the achievement of performance goals as of the change in control.

In the event of a change in control, if all outstanding awards are not assumed by, or replaced with awards with comparable terms by, the surviving corporation, the Compensation Committee may not determine to immediately vest the unvested portion of any awards or take other action to permit participants to realize the value of rights granted to them under the Stock Incentive Plan.
Under the Stock Incentive Plan, “change in control” means:

•
any person or entity, other than General Cable, its subsidiaries or an employee benefit plan sponsored by General Cable or its subsidiaries, becomes the beneficial owner of more than 35% of our voting stock;

•	consummation of a sale of all or substantially all of General Cable’s assets or property;

•	our common stock ceases to be publicly traded;

•
consummation of a merger or consolidation of General Cable with another corporation following which our stockholders immediately before the transaction own less than 51% of the voting stock of the surviving entity; or

•
individuals who, as of January 1, 2015, constituted our Board of Directors (referred to as the incumbent board) cease to constitute at least a majority of our Board of Directors. Any individual who becomes a director after such date and whose election or nomination was approved by at least two-thirds of the directors then comprising the incumbent board will be considered a member of the incumbent board. However, no individual who was initially elected as a member of our Board of Directors in connection with an actual or threatened election contest or settlement of an actual or threatened election contest will be considered to be a member of the incumbent board.

The Committee may provide a different definition of change in control in an award agreement if it determines a different definition is necessary or appropriate, including to comply with Section 409A of the Code.
Other Termination Events. Outstanding vested and unvested awards under our incentive plans will be subject to the following treatment, subject to applicable award agreements and our Compensation Committee’s discretion:

Reason for Termination	Effect on Awards under the Stock Incentive Plan
Death or Disability
•
Unvested RSUs will become vested upon death or disability without regard to the satisfaction of applicable performance conditions.
•
Unvested PSUs upon Death: vest pro-rata at target.
•
Unvested PSU upon Disability: vest pro-rata to the extent performance targets are satisfied.
•
All other unvested awards will become vested
•
Unexercisable stock options will become exercisable for one year unless the award has an earlier expiration date.

For Cause Termination	• All outstanding awards, whether or not vested, earned or exercisable will be forfeited.
Other Termination Events	• Unvested awards will be forfeited. • Vested stock options will be exercisable for a 90-day period unless the award has an earlier expiration date.
Dividend Equivalent Rights (“DERs”) accrue on RSUs and PSUs and are subject to the same vesting and other terms as RSUs or PSUs to which they relate. If underlying RSUs or PSUs are forfeited, all related DERs are also forfeited. DERs are paid in cash at the same time as the underlying RSUs or PSUs are settled. No interest is credited with respect to any outstanding DERs.

Death or Disability and Retirement. The table below discloses amounts payable to our eligible NEOs under termination of employment upon death or disability as of December 31, 2017. None of our NEOs were retirement eligible as of December 31, 2017.

Name	Current Year Annual Incentive ($)(1)	Vesting of Stock Options ($)(2)	Vesting of RSUs and PSUs ($)(3)	Dividend Equivalent Rights ($)(4)	Total ($)
Death/Disability
Mr. McDonnell	563,347	2,378,386	7,858,543	317,704	11,117,980
Mr. Masanovich	350,513	318,579	871,253	22,222	1,562,567
Mr. Moser	300,410	169,907	1,374,713	52,189	1,897,219
Mr. Singhal	52,376	109,056	689,562	12,580	863,574
Ms. Stark	319,771	156,890	732,585	22,975	1,232,221

(1)	Awards under the AIP are determined based on a calendar year performance. These amounts reflect the 2017 AIP awards as approved by the Committee.

(2)	These amounts assume unvested stock options are accelerated and exercised at $29.60, the closing price per share of our common stock on December 29, 2017.

(3)
These amounts represent the value of all unvested RSUs granted in 2016 and 2017 and all outstanding 2016 and 2017 PSUs (at target performance value and prorated for the portion of the completed performance period) with valuation based on $29.60, the closing price per share of our common stock on December 29, 2017.

(4)	These amounts represent the value of dividend equivalent rights accrued on RSUs and PSUs.
Non-Employee Director Compensation
For 2017, our non-employee director compensation program consisted of the following components:

Amount/Value
Annual Cash Retainer	$100,000
Annual Cash Retainer for Non-Employee Chairman	$185,000
Annual Equity Award Retainer	$130,000
Annual Equity Award Retainer for Non-Employee Chairman	$210,000
Additional Annual Cash Retainer for Committee Chair
Audit Committee Chair	$20,000
Compensation Committee Chair	$15,000
Corporate Governance Committee Chair	$12,500
Limit on Non-Employee Director Annual Compensation
Effective 2017, our non-employee director compensation program is subject to an annual aggregate limit on compensation. The annual cash retainer paid during any calendar year and the value of equity awards as determined on the date of grant for each non-employee director may not exceed $690,000.
Non-Employee Director Equity Awards
In 2017, our non-employee director compensation included a grant of restricted stock units (“RSUs”) on the date of the annual meeting of stockholders, based on the equity award retainer amount of $130,000 ($210,000 for Non-Employee Chairman), with the number of RSUs to be issued determined by the 20-day average closing price of our common stock immediately preceding the annual meeting. Each RSU represents the right to receive one share of common stock. The RSUs vest and are distributed on the one-year anniversary of the grant date, along with dividend equivalents credited during the vesting period.

Additional 2017 Compensation - Board Chairman
In December 2017, The Compensation Committee, upon the review and advice of its independent consultant Hay Group, recommended, and the Board approved, a special cash payment of $300,000 to Mr. Welsh for the additional time, responsibilities and leadership assumed in 2017 and his anticipated efforts in 2018 during the pendency of the acquisition of General Cable Corporation by Prysmian Group.
Deferral of Annual Retainer and Equity Awards
Non-employee directors may elect to defer all or a portion of their annual retainers and equity awards on an annual basis before the beginning of each calendar year. Deferrals remain in the General Cable Deferred Compensation Plan (“DCP”) until termination of services as a director. Cash retainers deferred and dividends paid on deferred equity awards may be invested in any of the investment vehicles provided under the DCP. Deferred equity awards may not be reinvested into other vehicles and will be distributed in accordance with distribution elections made by each participant. Operation of the DCP and distributions are also subject to Section 409A of the Code, which imposes procedural (including timing) restrictions on the DCP and on any future changes in distribution elections.
Non-Employee Director Stock Ownership Guidelines
The Board encourages directors to attain a meaningful stock ownership interest in General Cable. Under our Stock Ownership Guidelines, non-employee directors are required to own common stock with a value equal to five times the annual cash retainer within five years from their date of appointment. Each of our non-employee directors was in compliance with these requirements as of December 31, 2017.
Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Sallie B. Bailey	100,000	115,630		215,630
Edward Childs Hall, III	100,000	115,630		215,630
Gregory E. Lawton	112,500	115,630		228,130
Craig P. Omtvedt	115,000	115,630		230,630
Patrick M. Prevost (1)	120,000	115,630		235,630
John E. Welsh, III	185,000	186,775	300,000	671,775

(1)	Mr. Prevost deferred his 2017 cash fees and annual equity award into our DCP.

(2)
Represents the grant date fair value of the annual equity award of RSUs made on May 18, 2017 as determined under Financial Accounting Standards Board Accounting Standards Codification 718, Stock Compensation (“ASC Topic 718”). The following table sets forth the number of outstanding RSUs held by each director as of December 31, 2017.

Name	RSUs
Sallie B. Bailey	7,460
Edward Childs Hall, III	7,460
Gregory E. Lawton	7,460
Craig P. Omtvedt	7,460
Patrick M. Prevost (1)	7,460
John E. Welsh, III	12,050

(3)	Represents special cash payment to Mr. Welsh as noted above under “Additional 2017 Compensation - Board Chairman.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information, as of February 20, 2018, concerning the beneficial ownership of General Cable common stock by: (i) each current director; (ii) each of our named executive officers; and (iii) all current directors and executive officers as a group. The address of each of the persons named below is c/o General Cable Corporation, 4 Tesseneer Drive, Highland Heights, Kentucky 41076.
Whenever we refer in this Form 10-K to the “named executive officers,” we are referring to those executive officers that we identified in the Summary Compensation Table in Item 11.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)(2)(3)(4)	Percent of Class(5)
Non-Employee Directors
Sallie B. Bailey	25,580	*
Edward Childs Hall, III	26,110	*
Gregory E. Lawton	68,991	*
Craig P. Omtvedt	263,486	*
Patrick M. Prevost	34,780	*
John E. Welsh, III (Chairman of the Board)	251,451	*
Named Executive Officers
Michael T. McDonnell	534,268	1.1%
Matti M. Masanovich	17,002	*
Emerson C. Moser	54,523	*
Shruti Singhal	8,219	*
Leah S. Stark	14,506	*
All Directors and Executive Officers, as a Group	1,291,220	2.6%

(1)	Beneficial ownership is determined under SEC rules and includes voting or investment power with respect to the shares.
The amounts in the table above do not include the following interests in our common stock, which interests do not confer voting or investment power:

•
shares of common stock underlying options which are not currently exercisable or not exercisable within 60 days of February 20, 2018, as follows: 180,416 options for Mr. McDonnell; 24,889 options for Mr. Masanovich; 8,849 options for Mr. Moser; 6,084 options for Mr. Singhal; 8,171 options for Ms. Stark and 7,197 options for the other executive officers as a group;

•
shares of common stock underlying RSUs which have not vested as of February 20, 2018 and will not vest within 60 days of February 20, 2018, as follows: 7,460 RSUs for Ms. Bailey; 7,460 RSUs for Mr. Hall; 7,460 RSUs for Mr. Lawton; 7,460 RSUs for Mr. Omtvedt; 7,460 RSUs for Mr. Prevost; 12,050 RSUs for Mr. Welsh; 110,139 RSUs for Mr. McDonnell; 16,838 RSUs for Mr. Masanovich; 23,668 RSUs for Mr. Moser; 18,838 RSUs for Mr. Singhal; 12,409 RSUs for Ms. Stark; and 18,583 RSUs for the other executive officers as a group; and

•
shares of common stock underlying PSUs (at target) which have not vested as of February 20, 2018 and will not vest within 60 days of February 20, 2018, as follows: 291,493 PSUs for Mr. McDonnell; 36,741 PSUs for Mr. Masanovich; 42,284 PSUs for Mr. Moser; 17,832 PSUs for Mr. Singhal; 32,180 PSUs for Ms. Stark; and 23,337 PSUs for the other executive officers as a group.

(2)
Includes shares that could be acquired by the exercise of stock options that are currently exercisable or exercisable within 60 days of February 20, 2018, as follows: 266,249 shares for Mr. McDonnell; 8,296 shares for Mr. Masanovich; 4,424 shares for Mr. Moser; 3,042 shares for Mr. Singhal; 4,085 shares for Ms. Stark; and 3,598 shares for all other executive officers as a group.

(3)
Includes shares allocated to the beneficial owner’s account in the General Cable Corporation Retirement Savings Plan as follows: 2,157 shares for Mr. Moser and 23 shares for all other executive officers as a group. Shares allocated to a participant’s account in the General Cable Corporation Retirement Savings Plan will be voted by the trustee in accordance with the participant's instructions. If the trustee does not receive instructions as to the voting of particular shares, the trustee will vote such shares in the same proportion to instructions actually received from other participants in the General Cable Corporation Retirement Savings Plan.

(4)
Includes: (a) deferred shares held under the DCP as follows: 27,411 shares for Mr. Lawton; 14,139 shares for Mr. Omtvedt; 26,070 shares for Mr. Prevost; 109,451 shares for Mr. Welsh and 4 shares for Mr. Moser. Deferred shares allocated to a participant’s account in the DCP will be voted by the trustee in accordance with the participant's instructions. If the trustee does not receive instructions as to the voting of particular deferred shares, the trustee will vote such shares as instructed by the Company.

(5)	The percentages shown are calculated based on the total outstanding shares on February 20, 2018 of 50,627,503.
The * symbol means less than 1 percent. Percentage calculations assume, for each person and for each group, that all shares that may be acquired by such person or by such group pursuant to stock options currently exercisable or that become exercisable within 60 days of February 20, 2018 are outstanding for the purpose of computing the percentage of common stock owned by such person or by such group. However, those unissued shares of our common stock described above are not deemed to be outstanding for the purpose of calculating the percentage of common stock beneficially owned by any other person.
SIGNIFICANT STOCKHOLDERS
The following table sets forth information about each person known to General Cable to be the beneficial owner of more than 5 percent of General Cable’s common stock as of December 31, 2017. We obtained this information from records and statements filed with the SEC under Sections 13(d) and 13(g) of the Exchange Act.

Name and Business Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
The Vanguard Group(3) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	4,813,714	9.51%
BlackRock, Inc.(4) 55 East 52nd Street New York, New York 10055	6,265,298	12.38%
Deutsche Bank AG(5) Taunusanlage 12 60325 Frankfurt am Main Federal Republic of Germany	3,447,538	6.81%
The Goldman Sachs Group, Inc.(6) 200 West Street New York, New York 10282	2,637,798	5.21%

(1)	Beneficial ownership is determined under SEC rules and includes voting or investment power with respect to the shares.

(2)	The percentages shown are calculated based on the total outstanding shares on February 20, 2018 of 50,627,503.

(3)
Based solely on a Schedule 13G filed with the SEC on February 9, 2018 by The Vanguard Group (“Vanguard”). Of the shares listed, Vanguard has sole power to vote 94,531 shares, shared power to vote 9,200 shares, and sole dispositive power over 4,714,783 shares and shared dispositive power over 98,931 shares.

(4)
Based solely on a Schedule 13G/A filed with the SEC on January 19, 2018 by BlackRock, Inc. (“BlackRock”). Of the shares listed, BlackRock has sole power to vote 6,133,812 shares and sole dispositive power over 6,265,298 shares.

(5)
Based solely on a Schedule 13G filed with the SEC on February 14, 2018 by Deutsche Bank AG and its subsdiaries and affiliates (""Deutsche Bank"). Of the shares listed, Deutsche Bank has sole power to vote 3,404,594 shares and sole dispositive power over 3,447,538 shares.

(6)
Based solely on a Schedule 13G filed with the SEC on February 12, 2018 by The Goldman Sachs Group, Inc. ("Goldman"). Of the shares listed, Goldman has shared voting power to vote 2,637,798 shares and shared dispositive power over 2,637,798 shares.

EQUITY COMPENSATION PLAN INFORMATION AS OF THE END OF FISCAL 2017
The following table sets forth information about General Cable’s equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and right(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Shareholder approved plans(1)	2,262,700	$30.75	4,124,700
Non-shareholder approved plans	—	—	—
Total	2,262,700	$30.75	4,124,700

(1)	Includes 1,115,200 outstanding stock options, 688,100 RSUs, and 459,400 PSUs, which were reported at the maximum 200% payout rate.

(2)	The weighted average exercise price is based only on outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The Company has adopted written policies and procedures for the review and approval of any related party transactions that meet the minimum threshold for disclosure in this Form 10-K under the applicable SEC rules (generally, transactions involving amounts exceeding $120,000 in which a related person has a direct or indirect material interest). The Company has not entered into any such transactions since the beginning of its last fiscal year with any related person.
Under our current policies and procedures, related parties are expected to seek Audit Committee approval of related party transactions before the transaction is entered into or amended. The Audit Committee may ratify a transaction after it has been entered into, in which case the transaction will be evaluated on the same standards as a transaction being preapproved. In certain circumstances, the Audit Committee Chair may act on behalf of the Audit Committee. The policy specifically requires approval or ratification if the Company hires a family member of a director (including a director nominee), executive officer, or significant stockholder for total compensation in excess of $120,000 or, after initial approval of the hire, makes any material changes to an employment arrangement.
When seeking approval, the related party will provide the Company’s General Counsel with information about the transaction for the General Counsel’s evaluation and submission to the Audit Committee. The evaluation information includes:

•	the related person’s relationship to the Company and interest in the transaction;

•	material facts of the proposed transaction, including the proposed aggregate value of the transaction;

•	benefits to the Company of the proposed transaction;

•	availability of other sources of comparable products or services;

•	an assessment of whether the proposed transaction is on terms that are comparable to terms available to an unrelated third party or to employees generally; and

•	any effect on a director’s independence if the transaction involves a director.
After considering the evaluation information, the Audit Committee will approve or ratify only those transactions that are not opposed to the interests of the Company and that are on terms that are fair to the Company. The Audit Committee may make its approval conditional upon revisions to the terms of the transaction.

Director Independence
With the exception of our Chief Executive Officer, all of our directors, including our Non-Executive Chairman of the Board, are independent based on the application of the rules and standards of the NYSE and our Governance Principles and meet the independence requirements on each of the committees on which they serve. Consistent with NYSE standards, the Board has adopted guidelines for determining director independence. The guidelines can be found in our Governance Principles on our website www.generalcable.com via the Investor Relations page.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Firm Fees
Aggregate fees for professional services rendered for the Company by Deloitte for the fiscal years 2017 and 2016 were:

	Fiscal Year Ended
Services Rendered(1)	2017	2016
Audit Fees(2)	$4,546,000	$4,683,000
Audit-related Fees(3)	138,000	100,000
Tax Fees(4)	400,000	373,000
All Other Fees(5)	—	20,000
Total	$5,084,000	$5,176,000
(1) The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

(2)	Includes foreign and statutory audit fees and reviews of registration statements, including related consents and comfort letters.

(3)	Includes employee benefit plan audits and consultation concerning financial accounting and reporting standards.

(4)	Includes fees for tax compliance, advisory services and planning.

(5)	Includes fees associated with training and permissible advisory services.
Deloitte has served as our independent registered public accounting firm since we became a publicly traded company in 1997 and, prior to that, served as the independent auditor for our predecessor companies. No relationship exists between Deloitte and our Company other than the usual relationship between independent auditor and client.
Audit Committee Pre-Approval Policies and Procedures
Our Audit Committee is responsible for the appointment, compensation, retention and oversight of the work of the independent auditor. As part of this responsibility, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of these services does not impair the auditor’s independence. No services were provided to us by Deloitte other than in accordance with the pre-approval procedures described herein.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Documents filed, or furnished as applicable, as part of the 2017 Annual Report on Form 10-K:

1. Consolidated Financial Statements are included in Part II, Item 8 - Financial Statements and Supplementary Data.

2. Financial Statement Schedule filed herewith for 2017, 2016 and 2015:

II. Valuation and Qualifying Accounts Page 148

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

2.3
Agreement and Plan of Merger, dated as of December 3, 2017, by and among Prysmian S.p.A., Alisea Corp. and General Cable Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 4, 2017).

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

4.2
Indenture, dated as of December 18, 2009, for the Subordinated Convertible Notes due 2029, by and between General Cable Corporation and U.S. Bank National Association including the Form of Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 21, 2009).

4.3
Indenture for the 5.75% Senior Notes due 2022 dated as of September 25, 2012, among General Cable Corporation, the Guarantors party thereto and U.S. Bank National Association, including Form of 5.75% Senior Notes due 2022 (Rule 144A), Form of 5.75% Senior Notes due 2022 (Regulation S), and Form of Guarantee of obligations under 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 25, 2012).

4.3.1
First Supplemental Indenture governing the 5.75% Senior Notes due 2022 dated as of September 6, 2013 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 15, 2013).

4.3.2
Second Supplemental Indenture governing the 5.75% Senior Notes due 2022 dated as of November 8, 2013 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 13, 2013).

4.3.3
Third Supplemental Indenture governing the 5.75% Senior Notes due 2022 dated as of March 30, 2015 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 7, 2015).

10.1*
General Cable Corporation 2008 Annual Incentive Plan, amended and restated as of January 1, 2013 (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A as filed with the Securities and Exchange Commission on March 28, 2013).

10.2*
General Cable Corporation Deferred Compensation Plan as Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 15, 2007).

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

10.3.6*
Form of Global Performance Stock Unit Agreement for Executives under General Cable Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2014).

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

10.5(†)
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

10.5.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated October 22, 2013 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.23.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013).

10.5.2(††)
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

10.5.3
Amendment No. 3 to Amended and Restated Credit Agreement and Limited Waiver No. 1, dated September 23, 2014 by and among General Cable Industries, Inc., General Cable Company Ltd., Grupo General Cable Sistemas, S.L., ECN Cable Group, S.L., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase Bank, N.A, as Administrative Agent (incorporated by reference to Exhibit 10.23.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2014).

10.5.4
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

10.5.5
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

10.5.6
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

10.5.7
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

10.5.8(†††)
Second Amended and Restated Credit Agreement, dated as of May 22, 2017, by and among General Cable Industries, Inc., General Cable Company Ltd., Silec Cable SAS, Norddeutsche Seekabelwerke GmbH, Grupo General Cable Sistemas, S.L., the Company and those certain other subsidiaries of the Company party thereto as guarantors, the several lenders and financial institutions party thereto, JP Morgan Chase, N.A. as administrative agent and J.P. Morgan Europe Limited as European administrative agent (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.6*
General Cable Corporation 2014 Executive Officer Severance Benefit Plan effective August 1, 2014 (incorporated by reference to Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2014).

10.7*
General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement, as filed with the Securities and Exchange Commission on March 30, 2015).

10.7.1*
Form of Stock Option Agreement for Executives under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.7.2*
Form of Global Stock Unit Agreement for Executives under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.7.3*
Form of Global Performance Stock Unit Agreement under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.7.4*
Form of Long Term Incentive Cash Award Agreement for Executives under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.7.5*
Form of Global Stock Unit Agreement for Non-Employee Directors under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2015).

10.7.6*
Form of Global Stock Units Terms and Conditions for Executives under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.8.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.7.7*
Form of Global Performance Stock Unit Terms and Conditions for Executives under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.8.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2015).

10.7.8*
Form of Stock Option Grant Letter [for Executive Officers] under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.7.9*
Form of Global Stock Unit Grant Letter for Executives under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.7.10*
Form of Global Stock Unit Grant Letter for Non-Employee Directors under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.7.11*
Form of Global Performance Stock Unit Grant Letter for Executive Officers under the General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.8*
Offer Letter, dated June 4, 2015, by and between the Company and Michael McDonnell (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 9, 2015).

10.9*
Offer Letter, dated January 7, 2015, by and between General Cable Corporation and Emerson Moser (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2016).

10.10*
Offer Letter, dated October 12, 2016, by and between the Company and Matti Masanovich (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 2, 2016).

10.11*
General Cable Corporation Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 23, 2017).

12.1**	Computation of Ratio of Earnings to Fixed Charges.
21.1**	List of Subsidiaries of General Cable.
23.1**	Consent of Deloitte & Touche LLP.
24.1**	Power of Attorney.
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14.
32.1**	Certification pursuant to 18 U.S.C. §1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
**	Filed or furnished, as applicable, herewith.
(†)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on January 22, 2014.
(††)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on August 1, 2014.
(†††)	Certain portions of this agreement have been omitted pursuant to a confidential treatment request filed separately with the SEC on August 3, 2017.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	February 28, 2018	By:	/s/ MICHAEL T. MCDONNELL
Michael T. McDonnell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of General Cable Corporation and in the capacities and on the date indicated.

/s/ MICHAEL T. MCDONNELL	President, Chief Executive Officer and Director	February 28, 2018
Michael T. McDonnell	(Principal Executive Officer)

/s/ MATTI M. MASANOVICH	Senior Vice President and Chief Financial Officer	February 28, 2018
Matti M. Masanovich	(Principal Financial Officer)

/s/ LEONARD R. TEXTER	Senior Vice President and Global Controller	February 28, 2018
Leonard R. Texter	(Principal Accounting Officer)

/s/ JOHN E. WELSH, III*	Non-executive Chairman and Director	February 28, 2018
John E. Welsh, III

/s/ SALLIE B. BAILEY*	Director	February 28, 2018
Sallie B. Bailey

/s/ NED HALL*	Director	February 28, 2018
Ned Hall

/s/ GREGORY E. LAWTON*	Director	February 28, 2018
Gregory E. Lawton

/s/ CRAIG P. OMTVEDT*	Director	February 28, 2018
Craig P. Omtvedt

/s/ PATRICK M. PREVOST*	Director	February 28, 2018
Patrick M. Prevost

* By	/s/ EMERSON C. MOSER
Emerson C. Moser
Attorney - in - fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
General Cable Corporation
Highland Heights, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of General Cable Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), cash flows, and changes in total equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Cincinnati, Ohio
February 28, 2018

We have served as the Company’s auditor since 1996.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data)

	Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Net sales	$3,837.2	$3,858.4	$4,514.5
Cost of sales	3,411.1	3,451.3	4,082.1
Gross profit	426.1	407.1	432.4
Selling, general and administrative expenses	416.8	408.9	412.3
Goodwill impairment charges	—	9.0	3.9
Intangible asset impairment charges	—	7.5	1.7
Operating income (loss)	9.3	(18.3)	14.5
Other income (expense)	28.5	7.2	(71.3)
Interest income (expense):
Interest expense	(78.7)	(89.5)	(97.0)
Interest income	2.0	2.5	2.7
	(76.7)	(87.0)	(94.3)
Income (loss) before income taxes	(38.9)	(98.1)	(151.1)
Income tax (provision) benefit	(15.8)	3.7	14.8
Equity in net earnings of affiliated companies	—	0.9	0.5
Net income (loss) including noncontrolling interest	(54.7)	(93.5)	(135.8)
Less: net income (loss) attributable to noncontrolling interest	1.9	0.3	(13.9)
Net income (loss) attributable to Company common shareholders	$(56.6)	$(93.8)	$(121.9)
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(1.13)	$(1.89)	$(2.49)
Earnings (loss) per common share-assuming dilution	$(1.13)	$(1.89)	$(2.49)
Dividends per common share	$0.72	$0.72	$0.72
Comprehensive income (loss):
Net income (loss)	$(54.7)	$(93.5)	$(135.8)
Currency translation gain (loss)	72.9	47.9	(100.2)
Defined benefit plan adjustments, net of tax of $7.7 million in 2017, $3.6 million in 2016 and $7.2 million in 2015	(6.0)	6.6	15.1
Comprehensive income (loss), net of tax	$12.2	$(39.0)	$(220.9)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	13.2	1.0	(22.2)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(1.0)	$(40.0)	$(198.7)

See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except share data)

	Dec 31, 2017	Dec 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$84.7	$101.1
Receivables, net of allowances of $19.2 million in 2017 and $20.2 million in 2016	714.2	664.5
Inventories	736.1	768.2
Prepaid expenses and other	60.0	65.4
Total current assets	1,595.0	1,599.2
Property, plant and equipment, net	530.3	529.3
Deferred income taxes	7.9	20.4
Goodwill	11.0	12.0
Intangible assets, net	23.3	28.3
Unconsolidated affiliated companies	0.2	9.0
Other non-current assets	67.6	43.4
Total assets	$2,235.3	$2,241.6
Liabilities and Total Equity
Current Liabilities:
Accounts payable	$437.5	$414.0
Accrued liabilities	308.8	419.6
Current portion of long-term debt	46.9	67.5
Total current liabilities	793.2	901.1
Long-term debt	1,038.8	871.1
Deferred income taxes	108.6	126.7
Other liabilities	162.9	173.8
Total liabilities	2,103.5	2,072.7
Commitments and Contingencies (See Note 19)
Total Equity:
Common stock, $0.01 par value, issued and outstanding shares:
2017 — 50,583,870 (net of 8,054,826 treasury shares) 2016 — 49,390,850 (net of 9,419,116 treasury shares)	0.6	0.6
Additional paid-in capital	706.6	711.0
Treasury stock	(151.9)	(169.9)
Retained earnings (deficit)	(195.3)	(102.2)
Accumulated other comprehensive income (loss)	(230.8)	(286.4)
Total Company shareholders’ equity	129.2	153.1
Noncontrolling interest	2.6	15.8
Total equity	131.8	168.9
Total liabilities and equity	$2,235.3	$2,241.6
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (in millions)

	Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$(54.7)	$(93.5)	$(135.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	73.9	86.0	96.4
Foreign currency exchange (gain) loss	3.4	0.6	61.4
Non-cash asset impairment charges	2.3	59.5	67.3
Non-cash interest charges	4.0	5.0	3.6
Deferred income taxes	(12.1)	(22.7)	(24.4)
Venezuela deconsolidation charge	—	—	12.0
(Gain) loss on disposal of subsidiaries	71.9	(25.6)	(5.1)
(Gain) loss on disposal of property	(1.4)	2.1	2.5
Changes in operating assets and liabilities, net of effect of divestitures:
(Increase) decrease in receivables	(25.3)	11.2	133.5
(Increase) decrease in inventories	18.1	52.6	34.0
(Increase) decrease in other assets	6.4	7.3	23.0
Increase (decrease) in accounts payable	7.8	2.8	(37.6)
Increase (decrease) in accrued and other liabilities	(133.3)	70.9	(31.1)
Net cash flows of operating activities	(39.0)	156.2	199.7
Cash flows of investing activities:
Capital expenditures	(85.4)	(84.1)	(61.5)
Proceeds from properties sold	11.9	1.5	1.8
Reduction of cash due to Venezuela deconsolidation	—	—	(8.2)
Disposal of subsidiaries, net of cash disposed of	2.2	81.8	78.4
Investment in restricted cash	(10.0)	—	—
Other	(0.1)	0.2	—
Net cash flows of investing activities	(81.4)	(0.6)	10.5
Cash flows of financing activities:
Dividends paid to shareholders	(37.4)	(35.6)	(35.3)
Proceeds from debt	2,101.1	1,516.2	2,945.5
Repayments of debt	(1,967.3)	(1,635.2)	(3,167.2)
Purchase of noncontrolling interest	—	(18.0)	—
Dividends paid to noncontrolling interest	—	(0.1)	(2.5)
Proceeds from sale leaseback transaction	—	6.2	—
Impact of stock options and other	2.1	(0.4)	(0.6)
Net cash flows of financing activities	98.5	(166.9)	(260.1)
Effect of exchange rate changes on cash and cash equivalents	5.5	—	(43.5)
Increase (decrease) in cash and cash equivalents	(16.4)	(11.3)	(93.4)
Cash and cash equivalents — beginning of year	101.1	112.4	205.8
Cash and cash equivalents — end of year	$84.7	$101.1	$112.4
Supplemental Information
Cash paid during the year for:
Income tax payments	$9.6	$16.3	$13.6
Interest paid	$75.5	$81.4	$87.1
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$10.3	$24.1	$13.3
See accompanying Notes to Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Total Equity (dollars in millions, share amounts in thousands)

		General Cable Total Equity
	Total	Common Stock		Add’l Paid in	Treasury	Retained	Accumulated Other Comprehensive	Total GCC	Noncontrolling
	Equity	Shares	Amount	Capital	Stock	Earnings/(Deficit)	Income/(Loss)	Equity	Interest
Balance, December 31, 2014	$513.2	48,683	$0.6	$714.8	$(184.3)	$184.4	$(263.4)	$452.1	$61.1
Comprehensive income (loss)	(220.9)					(121.9)	(76.8)	(198.7)	(22.2)
Common stock dividend ($0.72 per share)	(35.3)					(35.3)		(35.3)
Sale of subsidiaries - noncontrolling interest	(21.5)							—	(21.5)
Stock option and RSU expense	7.5			7.5				7.5
Exercise of stock options	0.2	18		(0.1)	0.3			0.2
Treasury shares related to nonvested stock vesting	(0.7)	(56)			(0.7)			(0.7)
Excess tax benefits (deficiencies) from stock-based compensation	(1.7)			(1.7)				(1.7)
Dividends paid to noncontrolling interest	(2.5)							—	(2.5)
Other	4.6	263			4.6			4.6
Balance, December 31, 2015	$242.9	48,908	$0.6	$720.5	$(180.1)	$27.2	$(340.2)	$228.0	$14.9
Comprehensive income (loss)	(39.0)					(93.8)	53.8	(40.0)	1.0
Common stock dividend ($0.72 per share)	(35.6)					(35.6)		(35.6)
Stock option and RSU expense	5.4			5.4				5.4
Exercise of stock options	1.2	60		0.1	1.1			1.2
Excess tax benefits (deficiencies) from stock-based compensation	(5.0)			(5.0)				(5.0)
Dividends paid to noncontrolling interest	(0.1)							—	(0.1)
Other	(0.9)	423		(10.0)	9.1			(0.9)
Balance, December 31, 2016	$168.9	49,391	$0.6	$711.0	$(169.9)	$(102.2)	$(286.4)	$153.1	$15.8
Comprehensive income (loss)	12.2					(56.6)	55.6	(1.0)	13.2
Common stock dividend ($0.72 per share)	(37.4)					(37.4)		(37.4)
Sale of subsidiaries - noncontrolling interest	(26.4)							—	(26.4)
Stock option and RSU expense	10.6			10.6				10.6
Exercise of stock options	10.0	470		1.5	8.5			10.0
Other	(6.1)	723		(16.5)	9.5	0.9		(6.1)
Balance, December 31, 2017	$131.8	50,584	$0.6	$706.6	$(151.9)	$(195.3)	$(230.8)	$129.2	$2.6
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
The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. Additional financial information regarding the segments appears in Note 18 - Segment Information. As of December 31, 2017, the Company manufactured its product lines in 30 principal manufacturing facilities in 13 countries with regional distribution centers around the world in addition to the corporate headquarters in Highland Heights, Kentucky.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include valuation allowances for accounts receivable and deferred income taxes; legal, compliance, environmental and asbestos liabilities; uncertain tax positions; impacts of the tax reform enactment; inventory costing and valuation; share-based compensation; assets and obligations related to pension and other postretirement benefits; intangible and long-lived asset valuations; financial instruments; self-insured workers’ compensation and health insurance reserves; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
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
Share-Based Compensation
The Company has various plans which provide for granting options and common stock to certain employees and independent directors of the Company and its subsidiaries. All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values. The fair values of certain awards are estimated on the grant date using the Black-Scholes valuation and the Monte Carlo simulation models, which incorporate certain assumptions regarding the expected term of an award and expected stock price volatility. Key assumptions are described in further detail in Note 16 - Share-Based Compensation.

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
Inventories
The Company’s inventories are valued using the weighted average cost method. All inventories are stated at the lower of cost and net realizable value.
The Company has consignment inventory at certain of its customer locations for purchase and use by the customer or other parties. The Company retains title to the inventory and records no sale until it is ultimately sold either to the customer storing the inventory or to another party.
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
The testing of these long-lived assets for impairment also requires a significant amount of judgment and assumptions, particularly as it relates to identification of asset groups and the determination of fair market value. The Company evaluates the recoverability of the carrying amount of long-lived assets (including property, plant and equipment and intangible assets with determinable lives) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company evaluates events or changes in circumstances based mostly on actual historical operating results, but business plans, forecasts, general and industry trends and anticipated cash flows are also considered. Impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in earnings. The Company also continually evaluates the estimated useful lives of all long-lived assets and, when warranted, revises such estimates based on current events. The Company evaluates long-lived assets to be sold or abandoned to determine if the long-lived assets shall be classified as held for sale. See Note 5 - Restructuring and Note 8 - Property, Plant and Equipment.

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
The annual impairment test for both remaining goodwill and indefinite-lived intangible assets indicated there was no impairment. However, future changes in judgments, assumptions and estimates that are used in the annual impairment testing, including discount and tax rates, future cash flow projections, or the long term growth rate could result in significantly different estimates of fair value.
Intangible assets that are not deemed to have an indefinite life, principally customer relationships and tradenames, are amortized over their useful lives based on the expected economic benefit consistent with the historical customer attrition rates. See Note 9 - Goodwill and Other Intangible Assets, net.
Severance Expenses
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
Derivative Financial Instruments
It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. Derivative financial instruments are utilized to manage commodity and foreign currency risk. In the normal course of business, the Company occasionally enters into forward pricing agreements for the purchase of copper and aluminum for delivery in a future month to match certain sales transactions. ASC 815 - Derivatives and Hedging, as amended, requires that all derivatives be recorded on the balance sheet at fair value. At December 31, 2017, there were no derivatives that were designated as cash flow hedges.
Fair Value of Financial Instruments
The Company carries derivative assets, derivative liabilities and marketable equity securities held in a rabbi trust as part of the Company’s deferred compensation plan at fair value. The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in ASC 820 - Fair Value Measurement ("ASC 820").
Pension Plans
The Company provides retirement benefits through contributory and non-contributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits. Benefits under General Cable’s qualified U.S. defined benefit pension plan generally are based on years of service multiplied by a specific fixed dollar amount, and benefits under the Company’s qualified non-U.S. defined benefit pension plans generally are based on years of service and a variety of other factors that can include a specific fixed dollar amount or a percentage of either current salary or average salary over a specific period of time. The amounts funded for any plan year for the qualified U.S. defined benefit pension plan are neither less than the minimum required under federal law nor more than the maximum amount deductible for federal income tax purposes. General Cable’s non-qualified unfunded U.S. defined benefit pension plans include a plan that provides defined benefits to select senior management employees beyond those benefits provided by other programs. The Company’s non-qualified unfunded non-U.S. defined benefit pension plans include plans that provide retirement indemnities to employees. Pension obligations for the non-qualified unfunded defined benefit pension plans are recognized in the Consolidated Balance Sheets and are based on local practices and regulations of the respective countries. The Company makes cash contributions for the costs of the non-qualified unfunded defined benefit pension plans as the benefits are paid.
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
Concentration of Risk
The Company sells a broad range of products globally. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, including members of buying groups, composing General Cable’s customer base. Customers generally receive a 30 to 60 day payment period on purchases from the Company, with exceptions in certain end markets. Certain automotive customers of the Company receive payment terms ranging from 45 days to 360 days, which is common in this particular market. Ongoing credit evaluations of customers’ financial condition are performed, and generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates. Certain subsidiaries also maintain credit insurance for certain customer balances. Bad debt expense associated with uncollectible accounts for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $5.1 million and $8.1 million, respectively.
The Company has centralized purchasing of copper, aluminum and other significant raw materials. Our largest supplier of copper rod accounted for approximately 70% of our North American purchases in 2017, while our largest supplier of aluminum rod accounted for approximately 60% of our North American purchases in 2017. Our largest supplier of copper rod accounted for approximately 45% of our European purchases in 2017, while our largest supplier of aluminum rod accounted for approximately 30% of our European aluminum purchases in 2017. Our largest supplier of copper rod accounted for approximately 75% of our Latin American purchases in 2017, while our largest supplier of aluminum rod accounted for approximately 30% of our Latin American aluminum purchases in 2017.
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
Deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. At December 31, 2017, the Company had recorded a net deferred tax liability of $100.7 million ($128.4 million deferred tax asset less $229.1 million deferred tax liability). The valuation of deferred tax assets is dependent on, among other things, the ability of the Company to generate a sufficient level of future taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, including prior losses, and has considered the implementation of prudent and feasible tax planning strategies. As of December 31, 2017, the Company recorded a valuation allowance of $157.4 million to reduce deferred tax assets to the amount judged more likely than not to be realized. The Company has and will continue to review on a quarterly basis its assumptions and tax planning strategies, and, if the amount of the estimated realizable deferred tax assets is less than the amount currently on the balance sheet, the Company will reduce its deferred tax asset, recognizing a non-cash charge against reported earnings. Likewise, if the Company determines that a valuation allowance against a deferred tax asset is no longer appropriate, the adjustment to the valuation allowance would reduce income tax expense.
The Company operates in multiple jurisdictions with complex tax policies and regulations. In certain jurisdictions, the Company has taken tax positions that it believes are supportable, but which could be subject to challenge by the tax authorities. These tax positions are evaluated and liabilities for uncertain tax positions are established in accordance with the ASC 740 tax accounting guidance. The status of uncertain tax positions is reviewed in light of changing facts and circumstances, such as tax audits, rulings, and case law, and the related liabilities are adjusted accordingly.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Accrued interest and penalties are included within the related tax liability line item in the Consolidated Balance Sheets.
Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and storage and handling of shipments to customers are included in cost of sales and totaled $112.5 million, $114.2 million and $118.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Advertising Expense
Advertising expense consists of expenses relating to promoting the Company’s products, including trade shows, catalogs, and e-commerce promotions, and is charged to expense when incurred. Advertising expense was $6.4 million, $7.9 million and $10.4 million in 2017, 2016 and 2015, respectively.
New Accounting Pronouncements
During the year ended December 31, 2017, the Company did not change any of its existing accounting policies that are expected to have a material effect on the consolidated financial statements.
The following accounting pronouncements were adopted and became effective with respect to the Company in 2017 and 2016:
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
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in this update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share practical expedient in accordance with the standard for fair value measurement. The update was effective for the Company beginning January 1, 2016 and required retrospective application. The fair value disclosure for the Company’s defined benefit pension plan investments as of December 31, 2017 and December 31, 2016 reflect the adoption of this standard (refer to Note 14 - Employee Benefit Plans). The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.
The following recently issued accounting pronouncements will become effective in future periods with respect to the Company:
In February 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This update allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Reform Act. This update is effective for annual and interim periods beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This update amends and simplifies existing guidance in order to better align hedge accounting with risk management activities, simplify the hedge accounting requirements, and improve the presentation and disclosure of hedging arrangements. The update is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718).” This update provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017. ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires presentation of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of pension expense are required to be presented separately from the service cost component and outside a subtotal of income from operations. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and pension expense of $2.3 million, $11.1 million and $10.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, currently recorded in Cost of sales, will be presented in Other income (expense) on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) upon adoption.
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
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows: Restricted Cash." This ASU requires entities to show the changes in the total of cash and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and restricted cash in the statement of cash flows. The new guidance requires retrospective application and is effective for annual and interim reporting periods beginning after December 15, 2017. The standard will have an impact on the presentation of the Company's Consolidated Statements of Cash Flows. As of December 31, 2017, the Company has $1.4 million and $10.1 million of restricted cash in Prepaid expenses and other and Other non-current assets in the Company's Consolidated Balance Sheet, respectively. As of December 31, 2016, the Company has $2.2 million and $0.3 million of restricted cash in Prepaid expenses and other and Other non-current assets in the Company's Consolidated Balance Sheet, respectively.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)."  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the pending adoption of ASU 2016-02 on the consolidated financial statements. The Company expects that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon the adoption of ASU 2016-02. The standard is expected to increase Total assets and Total liabilities on the Company's Consolidated Balance Sheets. The standard is not expected to have a material impact on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)", which defers the effective date of ASU 2014-09 to annual and interim reporting periods beginning after December 15, 2017. The standard will accelerate the timing of when revenue is recognized for arrangements involving consignment inventory and arrangements when the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company will adopt this standard on January 1, 2018 using the modified retrospective (cumulative effect) transition method. The standard will result in expanded disclosures in the notes to the Company's Consolidated Financial Statements and the expected impact to beginning retained earnings on the Company's Consolidated Balance Sheets is estimated to be approximately $11 million due to accelerated revenue recognition.
3. Merger Agreement with Prysmian S.p.A.
On December 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, Prysmian S.p.A., a company organized under the laws of the Republic of Italy (“Parent”), and Alisea Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (each, a “Share”), except for certain excluded shares, will automatically be cancelled and converted into the right to receive $30.00 in cash, without interest (the “Merger Consideration”).
The board of directors of the Company (i) unanimously determined that the Merger is fair to, and in the best interests of, the Company and its stockholders, (ii) approved and declared advisable the Merger Agreement and the Merger and the other transactions contemplated by the Merger Agreement, (iii) resolved to recommend adoption of the Merger Agreement to the holders of Shares and (iv) directed that the Merger Agreement be submitted to the holders of Shares for their adoption.
Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding Shares entitled to vote on such matter at a meeting of the holders of Shares duly called and held for such purpose, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the adoption of a decision by the European Commission pursuant to Regulation (EC) 139/2004 of the European Union declaring that the Merger is compatible with the internal market, (iv) the approval by certain other requisite governmental regulators and authorities, (v) a thirty-day period beginning on the date the Company provides written notice to the DOJ of the Merger in accordance with the Non-Prosecution Agreement, dated as of December 22, 2016, between the Company and the DOJ (the “DOJ Agreement”), will have expired and the DOJ Agreement will remain in full force and effect, and (vi) other customary closing conditions, including (a) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (c) each party’s performance of its obligations and covenants contained in the Merger Agreement.
The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Merger Sub. The Company has also made certain covenants in the Merger Agreement, including covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. The Company has also agreed to a customary non-solicitation covenant in the Merger Agreement prohibiting the Company from (a) soliciting, providing information or engaging or participating in any discussions or negotiations regarding proposals relating to alternative business combination transactions, or (b) entering into an acquisition agreement in connection with such an alternative business combination transaction, in each case, except as permitted under the Merger Agreement (including a customary exception for the Company’s board of directors to consider certain unsolicited proposals relating to alternative business combination transactions received prior to the adoption of the Merger Agreement by the holders of Shares, but subject to Parent’s right to propose amendments to its transaction in response to any such acquisition proposal during a specified notice period).
The Merger Agreement may be terminated by each of the Company and Parent under certain circumstances, including if the Merger is not consummated by June 3, 2018 (subject to one 90-day extension that may be elected by either the Company or Parent if certain regulatory approvals required in connection with the Merger have not been obtained). The Merger Agreement provides for certain other customary termination rights for the Company and Parent, subject to the payment by the Company of a termination fee in the amount of $47 million in certain circumstances, including if the Company terminates the Merger Agreement in order to accept a superior proposal for an alternative business combination transaction of the type described in the relevant provisions of the Merger Agreement. The parties to the Merger Agreement are also entitled to an injunction or injunctions to prevent breaches of the Merger Agreement, and to specifically enforce the terms and provisions of the Merger Agreement.
The representations, warranties and covenants of each of the Company, Parent, and Merger Sub contained in the Merger Agreement have been made solely for the benefit of the parties to the Merger Agreement. In addition, such representations, warranties and covenants (i) have been made only for purposes of the Merger Agreement, (ii) have been qualified by confidential disclosures made by the Company in connection with the Merger Agreement, (iii) are subject to materiality qualifications contained in the Merger Agreement which may differ from what may be viewed as material by investors, (iv) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement and (v) have been included in the Merger Agreement for the purpose of allocating risk between the contracting parties rather than establishing matters as facts. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the public disclosures by the parties or their subsidiaries. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding the parties that is or will be contained in, or incorporated by reference into, the Forms 10-K, Forms 10-Q and other documents that the Company files with the SEC.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement.
During the year ended December 31, 2017, the Company recognized $16.2 million of merger-related expenses in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Treatment of Stock-Based Awards and Performance Awards
At the effective time of the Merger, each stock option outstanding immediately prior to the effective time of the Merger (whether vested or unvested) will be cancelled and converted into the right to receive (without interest) an amount in cash equal to the excess, if any, of $30.00 over the exercise price per share under such stock option. Each option for which the exercise price per share is equal to or greater than $30.00 shall be cancelled at the effective time without payment of consideration.
At the effective time of the Merger, (i) each Company restricted stock unit (“RSU”) award held by a non-employee director that is outstanding immediately prior to the effective time of the Merger will be accelerated and converted into the right to receive (without interest) an amount in cash equal to $30.00 with respect to each share of Company common stock underlying such award, and (ii) each Company RSU award not held by a non-employee director that is outstanding immediately prior to the effective time of the Merger will be converted into an award representing the right to receive (without interest and less applicable withholding taxes) an amount in cash equal to $30.00, which shall be subject to the same terms and conditions that were applicable to such restricted stock unit award immediately prior to the effective time, provided that any performance-based vesting condition measured over a period of one year will be deemed satisfied and the converted award will vest on the earlier of (A) the originally scheduled vesting date and (B) the date that is six months following the closing date, subject to continued employment with Parent and its subsidiaries through such applicable date (or upon the holder’s earlier termination by Parent, the surviving corporation or any of their respective affiliates without “cause” or for “good reason” (as each term is defined in the Company’s 2015 Stock Incentive Plan)).
At the effective time of the Merger, each Company performance-based stock unit (“PSU”) award outstanding immediately prior to the effective time of the Merger will be cancelled and converted into an award representing the right to receive (without interest and less applicable withholding taxes) an amount in cash equal to the number of shares subject to the award multiplied by $30.00. The number of shares of the Company’s common stock subject to such PSU will be determined (i) for any award with a performance period commencing as of January 1, 2016, based on actual performance as determined by the Compensation Committee of the Board and (ii) for any award with a performance period commencing as of January 1, 2017, based on performance deemed satisfied at the target level. Each converted PSU award will be subject to the same terms and conditions that were applicable immediately prior to the effective time, provided that as of the effective time, the performance-vesting conditions shall no longer apply and each award shall be subject solely to service-based vesting. For Company PSU awards with a performance period commencing as of January 1, 2015, settlement is expected to occur prior to the effective time of the merger and will be based on the actual level of achievement of the applicable performance goals.
Treatment of Outstanding Debt
The Company has agreed to (and to cause its subsidiaries to) issue, upon Parent’s written request, a notice of optional redemption on the closing date for all of the outstanding aggregate principal amount of the Company’s 5.75% Senior Notes due 2022 ("5.75% Senior Notes") issued pursuant to the indenture, dated September 25, 2012, among the Company, certain of its subsidiaries party thereto as guarantors, and U.S. Bank National Association and to provide any other cooperation reasonably requested by Parent to facilitate the satisfaction and discharge of the Company’s 5.75% Senior Notes, if elected by Parent, effective as of the closing date, or at such later date at Parent’s election.
Additionally, the Company will, and will cause its subsidiaries to, take all actions required to repay in full on the closing date all obligations then outstanding under the credit agreement and to use reasonable best efforts to cause the release on the closing date of all liens securing obligations under the credit agreement.
The Company and its subsidiaries will also take certain actions with respect to and pursuant to the terms of the Asset-Based Revolving Credit Facility ("Revolving Credit Facility"), the 5.75% Senior Notes and the Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes") that are required to be performed by the Company or its subsidiaries at or prior to the effective time of the Merger as a result of the execution and delivery of the Merger Agreement, the Merger and the other transactions contemplated thereby, including the giving of notices or execution and delivery of certain documents. If the closing date of the merger would have been December 31, 2017, each holder of a Subordinated Convertible Note with a principal amount of $1,000 who elected to convert such Subordinated Convertible Note in connection with the merger pursuant to the Subordinated Convertible Notes indenture would have been entitled to receive $1,081.59 for such Subordinated Convertible Note.
In addition, the Company will use its reasonable best efforts to (and to cause its subsidiaries to) take any actions that are reasonably requested by Parent with respect to the treatment specified by Parent of any other indebtedness of the Company.
4. Divestitures
Since October 2014, the Company has completed the following as of December 31, 2017 (in millions):
Asia Pacific divestitures

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss) (1)
New Zealand (2)	Closure	Fourth Quarter 2017	$10.3	$5.4
China (3)	Sale	Third Quarter 2017	8.8	(19.9)
Australia	Closure	Second Quarter 2017	—	(4.2)
Pakistan	Sale	First Quarter 2017	5.3	(3.5)
India	Sale	First Quarter 2016	10.8	1.6
Thailand	Sale	Third Quarter 2015	88.0	16.1
Fiji	Sale	First Quarter 2015	9.3	(2.6)
Keystone	Sale	First Quarter 2015	11.0	3.6
PDP and PDEP	Sale	Fourth Quarter 2014	67.1	17.6

(1)
The pre-tax gain / (loss) for each sale or liquidation was recorded in the SG&A expenses caption of the Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) includes the reclassification of foreign currency translation adjustments upon sale or liquidation of the entity. The aggregate net pre-tax loss on the reclassification of foreign currency translation adjustments upon sale or liquidation of the Asia Pacific divestiture entities is $46.9 million.

(2)
The pre-tax gain includes a reclassification of foreign currency translation adjustments upon the substantially complete liquidation of the entity of $0.9 million and a pre-tax gain on the sale of the land and building of $4.5 million.

(3)
In the fourth quarter of 2016, the Company updated its strategic path forward based on the current business environment and economic challenges for its China business. In anticipation of a prolonged sales process given the challenging environment, the Company's updated internal projections (based on a probability weighted cash flows approach), resulted in a long-lived asset impairment loss recorded in cost of sales of $11.0 million in the fourth quarter of 2016. The Company continued to pursue process improvement initiatives through the first half of 2017; however, in the third quarter of 2017, the Company completed an accelerated sale of China, recognizing a pre-tax loss of $19.9 million.

As of December 31, 2017, the Company's Asia Pacific businesses, and disposals of related operations to date (that occurred over a three year period), are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. Refer to Note 18 - Segment Information for results of the Africa / Asia Pacific segment.
The sale of Thailand in the year ended December 31, 2015 was considered a disposal of an individually significant component of an entity per ASC 205 - Presentation of Financial Statements. The pre-tax loss of Thailand and the pre-tax loss attributable to the Company in the year ended December 31, 2015 was $7.6 million and $5.7 million, respectively.

Africa divestitures

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain (Loss)(1)
Algeria	Sale	Second Quarter 2017	$3.8	$(38.0)
South Africa - Durban	Closure	Fourth Quarter 2016	—	1.6
South Africa - National Cables	Closure	Fourth Quarter 2016	—	(29.4)
Zambia	Sale	Third Quarter 2016	9.8	(14.4)
Egypt	Sale	Second Quarter 2016	5.8	(8.4)

(1)
The pre-tax gain / (loss) for each sale or liquidation was recorded in the SG&A expenses caption of the Consolidated Statements of Operations and Comprehensive Income (Loss); the pre-tax gain / (loss) includes the reclassification of foreign currency translation adjustments upon sale or liquidation of the entity. The aggregate pre-tax loss on the reclassification of foreign currency translation adjustments upon sale or liquidation of the Africa divestiture entities is $79.4 million.

The Company's Africa businesses, and disposals of related operations to date, are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. As of December 31, 2017, the Company determined that the remaining Africa business did not meet the held for sale criteria. Refer to Note 18 - Segment Information for results of the Africa / Asia Pacific segment.
The Company has incurred total aggregate costs of $9.4 million related to its Asia Pacific and Africa divestitures, primarily legal and transaction fees, as of December 31, 2017. Charges incurred for the years ended December 31, 2017, 2016 and 2015 were $3.9 million, $2.1 million and $3.4 million, respectively.
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
North America automotive divestitures
As part of the strategic roadmap, the Company recognized a $6.9 million pre-tax loss in the year ended December 31, 2017 and a $53.2 million pre-tax gain in the year ended December 31, 2016 from asset sales related to the restructuring program for total consideration of $70.7 million. The gains/losses are recognized in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the North America segment. The disposals did not represent a strategic shift that has or will have a major effect on the Company’s operations and financial results; therefore, the results are presented as continued operations.
Spain subsidiary divestiture
As part of the July 2014 restructuring program, in the second quarter of 2015, the Company completed the disposal of a subsidiary in Spain for cash consideration of $1.8 million. The pre-tax loss on the sale from the disposition in the second quarter of 2015 was $11.6 million. The loss is recognized in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the Europe segment. The disposal did not represent a strategic shift that had or will have a major effect on the Company's operations and financial results; therefore, the results are presented as continued operations.

5. Restructuring
November 2015 restructuring program
In the fourth quarter of 2015, the Company committed to a strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2017, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies. As of December 31, 2017 the total remaining costs are immaterial.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Costs incurred 2015 - Cost of sales	$0.1	$5.0	$1.7	$6.8
Costs incurred 2015 - SG&A	—	1.7	0.1	1.8
Total costs incurred, December 31, 2015	$0.1	$6.7	$1.8	$8.6
Costs incurred 2016 - Cost of sales	$7.4	$10.5	$2.6	$20.5
Costs incurred 2016 - SG&A	41.3	3.2	0.8	45.3
Total costs incurred, December 31, 2016	$48.7	$13.7	$3.4	$65.8
Costs incurred 2017 - Cost of sales	$6.9	$0.1	$0.3	$7.3
Costs incurred 2017 - SG&A	24.6	1.1	—	25.7
Total costs incurred, December 31, 2017	$31.5	$1.2	$0.3	$33.0
Total aggregate costs to date	$80.3	$21.6	$5.5	$107.4
Changes in the restructuring reserve and activity for the years ended December 31, 2017 and 2016 are below (in millions):

	Employee Separation Costs	Asset-Related Costs	Other Costs	Total
Balance, December 31, 2015	$1.3	$—	$3.2	$4.5
Net provisions	$10.5	$19.4	$35.9	$65.8
Net benefits charged against the assets and other	—	(19.4)	(0.7)	(20.1)
Payments	(5.8)	—	(25.0)	(30.8)
Foreign currency translation	(0.1)	—	(0.1)	(0.2)
Balance, December 31, 2016	$5.9	$—	$13.3	$19.2
Net provisions	$2.7	$2.4	$27.9	$33.0
Net benefits charged against the assets and other	—	(2.4)	(0.2)	(2.6)
Payments	(7.6)	—	(39.7)	(47.3)
Foreign currency translation	0.2	—	0.5	0.7
Balance, December 31, 2017	$1.2	$—	$1.8	$3.0
Total aggregate costs to date	$15.4	$23.7	$68.3	$107.4

Employee Separation Costs
The Company recorded employee separation costs of $2.7 million, $10.5 million and $2.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The employee separation charges were $1.4 million, $6.3 million and $0.1 million in North America and $1.3 million, $3.4 million and $1.4 million in Europe for the years ended December 31, 2017, 2016 and 2015 respectively. The employee separation charges were $0.8 million and $0.7 million in Latin America for the years ended December 31, 2016 and 2015, respectively.
Employee separation costs include severance and retention bonuses. As of December 31, 2017, employee separation costs included severance charges for approximately 480 employees; approximately 360 of these employees were classified as manufacturing employees and approximately 120 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712").
Asset-Related Costs
The Company recorded asset-related costs of $2.4 million, $19.4 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The asset-related charges were $2.3 million and $13.9 million in North America for the years ended December 31, 2017 and 2016, respectively. The asset-related charges were $0.1 million, $3.7 million and $1.0 million in Europe for the years ended December 31, 2017, 2016 and 2015, respectively. The asset-related charges for the years ended December 31, 2016 and 2015 were $1.8 million and $0.9 million in Latin America, respectively.
Asset-related costs consist of asset write-downs, including goodwill and intangible assets, and accelerated depreciation. Asset write-downs relate to the establishment of a new fair value basis for assets to be classified as held-for-sale or to be disposed of, as well as asset impairment charges for asset groups to be held-and-used in locations which are being restructured and it has been determined the undiscounted cash flows expected to result from the use and eventual disposition of the assets are less than their carrying value. Refer to Note 9 - Goodwill and Other Intangible Assets, net for additional information and refer to Note 21 - Fair Value for additional details regarding valuation techniques used to determine fair value.
The Company notes the plan to abandon a long-lived asset before the end of its previously estimated useful life is a change in accounting estimate per ASC 250 - Accounting Changes and Error Corrections. The annual depreciation impact from the asset write-downs and changes in estimated useful lives is not material.
Other Costs
The Company recorded other restructuring-type charges of $27.9 million, $35.9 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The other restructuring-type charges were $27.8 million and $28.5 million in North America for the years ended December 31, 2017 and 2016, respectively. In Europe, the Company recorded a benefit of $0.2 million for the year ended December 31, 2017 and other restructuring-type charges of $6.6 million and $4.3 million for the years ended December 31, 2016 and 2015, respectively. The other restructuring-type charges were $0.3 million, $0.8 million and $0.2 million in Latin America for the years ended December 31, 2017, 2016 and 2015, respectively.
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

July 2014 restructuring program
In third quarter of 2014, the Company announced a comprehensive restructuring program. As of December 31, 2017, this program is substantially complete and future estimated costs are expected to be immaterial. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally. Total aggregate costs incurred as part of the program were approximately $220 million and the remaining restructuring reserve at December 31, 2017 and December 31, 2016 was not material. Total costs incurred to date by reportable segment for the years ended December 31, 2016 and 2015 are below (in millions). Total costs incurred were immaterial for the year ended December 31, 2017.

	North America	Europe	Latin America	Africa/Asia Pacific	Total
Costs incurred 2015 - Cost of sales	$6.4	$7.4	$3.4	$(0.1)	$17.1
Costs incurred 2015 - SG&A	5.5	14.7	4.5	0.2	24.9
Total costs incurred, December 31, 2015	$11.9	$22.1	$7.9	$0.1	$42.0
Costs incurred 2016 - Cost of sales	$5.7	$0.7	$1.7	$—	$8.1
Costs incurred 2016 - SG&A	0.3	2.0	1.2	—	3.5
Total costs incurred, December 31, 2016	$6.0	$2.7	$2.9	$—	$11.6
6. Other Income (Expense)
Other income (expense) primarily includes foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated as well as gains and losses on derivative instruments that are not designated as cash flow hedges and Venezuela devaluation charges. During 2017, 2016 and 2015, the Company recorded other income of $28.5 million and $7.2 million and other expense of $71.3 million, respectively.
For 2017, other income was primarily attributable to $31.0 million related to gains on derivative instruments that were not designated as cash flow hedges, partially offset by $2.5 million related to foreign currency transaction losses.
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

7. Inventories
As of December 31, 2017, all inventories are stated at the lower of cost or net realizable value and consisted of the following (in millions):

	Dec 31, 2017	Dec 31, 2016
Raw materials	$175.8	$170.7
Work in process	131.8	130.3
Finished goods	428.5	467.2
Total	$736.1	$768.2
At December 31, 2017 and 2016, the Company had $14.1 million and $19.3 million of consignment inventory at locations not operated by the Company, respectively, with approximately 90% and 80% of the consignment inventory located in the United States and Canada, respectively.
8. Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	Dec 31, 2017	Dec 31, 2016
Land	$44.0	$44.7
Buildings and leasehold improvements	223.4	206.5
Machinery, equipment and office furnishings	755.8	714.4
Construction in progress	39.0	53.5
Total — gross book value	1,062.2	1,019.1
Less accumulated depreciation	(531.9)	(489.8)
Total — net book value	$530.3	$529.3
Depreciation expense totaled $66.0 million, $75.8 million and $84.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The 2016 and 2015 asset impairments below incorporated Level 3 inputs in determining the fair value of the underlying assets. Development of estimates of fair values in these circumstances is complex and is dependent upon, among other factors, the nature of potential sales transactions, if any, composition of assets, comparability to market transactions, negotiations with third party purchasers, etc. Such factors bear directly on the range of potential fair values and the selection of the best estimates. Refer to Note 21 - Fair Value for additional details regarding valuation techniques used to determine fair value.
2016 China Asset Impairment
In the fourth quarter of 2016, the Company updated its strategic path forward based on the current business environment and economic challenges. As a result, the performance of the business was anticipated to deteriorate such that the updated internal projections, using a probability weighted-average approach, indicated that the undiscounted expected future cash flows were less than the carrying value of the assets. A valuation of the China machinery and equipment and real property assets was performed; based on the results of the analysis, the Company recorded an impairment charge of $11.0 million in the fourth quarter of 2016. The impairment charge was recorded in the Cost of sales caption in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of the China business are reported within the Africa/Asia Pacific reportable segment.
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
9. Goodwill and Other Intangible Assets, net
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill				Indefinite-lived intangible assets — Trade names
	North America	Latin America	Africa/Asia Pacific	Total	North America	Europe	Total
Balance, December 31, 2015	$16.5	$3.9	$1.8	$22.2	$0.3	$0.4	$0.7
Currency translation and other adjustments	(1.0)	—	(0.2)	(1.2)	0.4	—	0.4
Goodwill and indefinite-lived asset impairment	(7.4)	—	(1.6)	(9.0)	(0.3)	—	(0.3)
Balance, December 31, 2016	$8.1	$3.9	$—	$12.0	$0.4	$0.4	$0.8
Currency translation and other adjustments	(1.0)	—	—	(1.0)	—	(0.1)	(0.1)
Goodwill and indefinite-lived asset impairment	—	—	—	—	—	—	—
Balance, December 31, 2017	$7.1	$3.9	$—	$11.0	$0.4	$0.3	$0.7
At December 31, 2017 and 2016, the total accumulated goodwill impairment charge was $7.4 million, prior to foreign currency translation adjustments, within the North America segment, $82.6 million, prior to foreign currency translation adjustments, within the Latin America segment and $77.4 million, prior to foreign currency translation adjustments, within the Africa / Asia Pacific segment. At December 31, 2017 and 2016, the total accumulated indefinite-lived asset trade name impairment charge was $2.1 million, prior to foreign currency translation adjustments, within the North America segment, $68.9 million, prior to foreign currency translation adjustments, within the Latin America segment and $24.2 million, prior to foreign currency translation adjustments, within the Africa / Asia Pacific segment.
The amounts of other intangible assets were as follows (in millions):

	Dec 31, 2017	Dec 31, 2016
Amortized intangible assets:
Amortized intangible assets	$108.9	$108.9
Accumulated amortization	(89.8)	(85.0)
Foreign currency translation adjustment	(5.1)	(5.2)
Total Amortized intangible assets	$14.0	$18.7
As part of the Company's strategic plan, the Company's management evaluated alternatives for its automotive business which included the sale of its automotive ignition wire business in the second quarter of 2016. In the third quarter of 2016, the Company continued to pursue alternatives for the remaining automotive business. As a result of this change in strategy, the Company performed an impairment test in the third quarter of 2016. Using a market approach, the Company recorded a goodwill impairment charge of $7.4 million and an impairment charge on the amortized intangible assets of $4.7 million. These costs are included as asset-related costs, and were recorded in the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the North America reportable segment. As of December 31, 2017, goodwill and intangible assets related to the acquisition of the remaining automotive business was zero.
Amortized intangible assets are stated at cost less accumulated amortization as of December 31, 2017 and 2016. Amortized intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets in 2017, 2016 and 2015 was $4.8 million, $8.6 million, and $11.6 million, respectively. The estimated amortization expense for the next five years in millions of dollars is: 2018 — $2.3 million, 2019 — $2.2 million, 2020 — $2.2 million, 2021 — $2.2 million, 2022 — $2.2 million and $2.9 million thereafter.
The Company capitalizes costs for internal use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. As of December 31, 2017 and 2016, capitalized software was $8.6 million and $8.8 million, respectively.
10. Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	Dec 31, 2017	Dec 31, 2016
Payroll related accruals	$68.0	$79.1
Customers deposits and prepayments	56.1	63.6
Taxes other than income	18.5	20.0
Customer rebates	32.4	29.4
Insurance claims and related expenses	6.9	13.4
Current income tax liabilities	19.3	4.8
Restructuring reserve	3.0	23.7
SEC and DOJ settlements	—	82.3
Other accrued liabilities	104.6	103.3
Total	$308.8	$419.6

11. Long-Term Debt

(in millions)	Dec 31, 2017	Dec 31, 2016
North America
5.75% Senior Notes	$600.0	$600.0
Subordinated Convertible Notes	429.5	429.5
Debt discount	(253.1)	(255.6)
Debt issuance costs	(9.1)	(10.6)
Revolving Credit Facility	219.9	75.9
Other	9.0	9.0
Europe
Revolving Credit Facility	39.6	—
Other	5.3	7.4
Latin America credit facilities	44.6	82.4
Africa/Asia Pacific credit facilities	—	0.6
Total debt	1,085.7	938.6
Less current maturities	46.9	67.5
Long-term debt	$1,038.8	$871.1
At December 31, 2017, maturities of long-term debt during the twelve month periods beginning December 31, 2018 through December 31, 2022 and thereafter were $46.9 million, $0.9 million, $0.8 million, $0.4 million and $854.6 million, respectively, and $182.1 million thereafter.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	December 31, 2017	December 31, 2016
Face Value	$600.0	$600.0
Debt issuance costs	(5.8)	(7.0)
Book value	594.2	593.0
Fair Value (Level 1)	619.7	579.0
Stated Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes outstanding as of December 31, 2017 and 2016 are as follows:

	Subordinated Convertible Notes
(in millions)	Dec 31, 2017	Dec 31, 2016
Face value	$429.5	$429.5
Debt discount	(253.1)	(255.6)
Debt issuance costs	(3.3)	(3.6)
Book value	173.1	170.3
Fair value (Level 1)	453.4	343.8
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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
The Revolving Credit Facility has a maturity date of May 22, 2022. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than $70 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of December 31, 2017, the availability under the Revolving Credit Facility is greater than $70 million. The fair value of the Revolving Credit Facility approximates the carrying value based on Level 2 inputs based on the short-term and asset-based nature of the Revolving Credit Facility and the related variable interest rate.
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
The Company's Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	Dec 31, 2017	Dec 31, 2016
Outstanding borrowings	$259.5	$75.9
Total credit under facility	700.0	700.0
Undrawn availability	326.2	399.0
Interest rate	2.8%	2.5%
Outstanding letters of credit	$24.6	$21.7
Original issuance	July 2011
Maturity date	May 2022

Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	Dec 31, 2017	Dec 31, 2016
Outstanding borrowings	$44.6	$82.4
Undrawn availability	42.9	38.2
Interest rate — weighted average	7.8%	11.0%
Maturity date	Various
The Company’s Latin America credit facilities are primarily short term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short term nature ($44.5 million is short-term) and variable interest rates of the facilities based on Level 2 inputs.
12. Financial Instruments
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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at December 31, 2017 and 2016 are shown below (in millions).

	December 31, 2017			December 31, 2016
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset (1)	Liability (2)	Amount	Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$106.1	$26.1	$0.1	$142.5	$9.2	$1.8
Foreign currency exchange	105.5	1.3	0.7	30.7	0.1	1.1
		$27.4	$0.8		$9.3	$2.9

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of  December 31, 2017 and 2016, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty. The Company's accounting policy is to not offset these positions in the Consolidated Balance Sheets. As of  December 31, 2017 and 2016, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of December 31, 2017 and 2016, there were no contracts held by the Company that required collateral to secure the Company’s derivative liability positions.

13. Income Taxes
For financial reporting purposes, income before income taxes includes the following components (in millions):

	Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
United States	$(32.0)	$(72.4)	$(30.2)
Foreign	(6.9)	(25.7)	(120.9)
Total	$(38.9)	$(98.1)	$(151.1)
The provision (benefit) for income taxes consisted of the following (in millions):

	Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Current tax expense (benefit):
Federal	$0.7	$0.6	$(0.2)
State	(0.9)	(0.2)	(1.1)
Foreign	28.1	18.6	10.9
Deferred tax expense (benefit):
Federal	(13.5)	(26.9)	(20.1)
State	3.8	(1.0)	(0.5)
Foreign	(2.4)	5.2	(3.8)
Total	$15.8	$(3.7)	$(14.8)
The reconciliation of reported income tax expense (benefit) to the amount of income tax expense that would result from applying domestic federal statutory tax rates to pretax income is as follows (in millions):

	Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Income tax expense (benefit) at Federal statutory tax rate	$(13.6)	$(34.3)	$(52.9)
Foreign tax rate differential	6.2	2.5	13.2
U.S. tax reform	(16.2)	—	—
Permanent difference	5.6	1.5	2.8
Impact of divestitures and liquidations (net of valuation allowances)	16.4	(9.0)	(14.2)
Change in uncertain tax positions	3.7	9.0	(8.8)
Withholding tax and surcharges	3.5	3.0	4.3
Change in valuation allowance	6.6	26.8	39.0
Other (net)	3.6	(3.2)	1.8
Total	$15.8	$(3.7)	$(14.8)
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act makes comprehensive and complex changes to the U.S. tax law, including but not limited to the following provisions that may have a significant current or future impact on the Company’s tax position: 1) one-time deemed taxable repatriation of the accumulated earnings and profits of foreign subsidiaries as of December 31, 2017; 2) reduction of the federal corporate income tax rate from 35% to 21%; 3) bonus depreciation that will allow for full expensing of qualified fixed assets in the year of acquisition; 4) a new provision designed to effectively impose a minimum tax on certain foreign earnings (commonly referred to as “GILTI”); 5) a new percentage of taxable income limitation on the deductibility of interest expense; 6) adoption of a territorial-type tax system that would generally eliminate U.S. federal income tax on dividends from foreign subsidiaries; 7) repeal of the alternative minimum tax (“AMT”) and related provision enabling the refund of existing AMT credits; 8) creation of a new base erosion tax (“BEAT”) for certain payments made to non-U.S. affiliates; and 9) limitation on the use of net operating losses generated after December 31, 2017 to 80% of taxable income and allowance of an indefinite carry forward period for such net operating losses.
The SEC issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Reform Act. In recognition of the inherent complexities associated with the ASC 740 tax accounting for the Tax Reform Act, SAB

118 provides a measurement period of up to one year from enactment for companies to complete the ASC 740 tax accounting. Although the accounting for the tax effects of the Tax Reform Act are not yet complete, the Company was able to make reasonable estimates of the significant tax effects. Therefore, in accordance with SAB 118, the Company’s consolidated financial statements for the year ended December 31, 2017 reflect provisional estimates of the tax effects of the deemed repatriation of accumulated earnings and profits of foreign subsidiaries as well as the federal tax rate reduction. Although other provisions of the Tax Reform Act could potentially have a significant impact on the future tax position of the Company, they did not have a material impact on the consolidated financial statements for the year ended December 31, 2017. The Company has elected to account for the GILTI tax in the period in which any tax is incurred and, therefore, has not recorded any deferred tax impacts in the consolidated financial statements for the year ended December 31, 2017.
The Company’s provisional estimate of the tax effect of the Tax Reform Act for the year ended December 31, 2017 is a net deferred tax benefit of approximately $16 million, which consists of approximately $46 million of deferred tax expense attributable to the deemed repatriation of off-shore accumulated earnings and profits, and approximately $62 million of deferred tax benefit attributable to the U.S. tax rate reduction. In order to finalize the ASC 740 tax accounting for the deemed repatriation of foreign earnings and profits, the Company will need to gather additional information and complete a detailed analysis of the following: 1) its pro rata share of post-1986 earnings and profits of relevant foreign subsidiaries; 2) the amount of non-U.S. income taxes paid with respect to such post-1986 earnings and profits; 3) its cash and liquid asset position at relevant dates; and 4) complex foreign tax credit computations to determine whether it may be beneficial to elect to claim foreign tax credits in lieu of offsetting the deemed repatriation income with net operating losses. In order to finalize the ASC 740 tax accounting for the tax rate reduction, the Company will need to complete the analysis of the tax effect of the deemed repatriation of foreign earnings and profits. In addition, the provisional estimate of the tax effects of the Tax Reform Act could be modified by changes in assumptions or interpretations, additional guidance that may be issued by the Internal Revenue Service, Treasury Department or state tax authorities, or actions we may take. The ASC 740 tax accounting will be completed within the one year period allowed under SAB 118.
As a result of the Tax Reform Act, the Company’s provisional estimate is that approximately $296 million of accumulated foreign earnings and profits were deemed to be distributed to the U.S. This deemed repatriation did not alter the Company’s intent or ability to reinvest or redeploy off-shore earnings indefinitely.
The components of deferred tax assets and liabilities were as follows (in millions):

	Dec 31, 2017	Dec 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$202.3	$238.7
Pension and retiree benefits accruals	25.0	33.5
Inventory	7.5	9.4
Depreciation and fixed assets	4.4	11.7
Intangibles	1.6	3.3
Tax credit carryforwards	10.9	10.3
Equity compensation	6.8	16.2
Other	27.3	53.3
Valuation allowance	(157.4)	(177.1)
Total deferred tax assets	128.4	199.3
Deferred tax liabilities:
Convertible debt discount	178.1	247.0
Inventory	1.2	2.4
Depreciation and fixed assets	21.8	25.7
Intangibles	3.9	4.9
Other	24.1	25.6
Total deferred tax liabilities	229.1	305.6
Net deferred tax assets (liabilities)	$(100.7)	$(106.3)
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

As of December 31, 2017, the Company has recorded approximately $157.4 million of valuation allowance to adjust deferred tax assets to the amount judged more likely than not to be realized. The valuation allowance is primarily attributable to certain foreign temporary differences and tax loss and tax credit carryforwards due to uncertainties regarding the ability to obtain future tax benefits for these tax attributes.
As of December 31, 2017, the Company has recognized deferred tax assets of approximately $62.8 million for gross tax loss carryforwards in various taxing jurisdictions as follows (in millions):

	Tax Loss
Jurisdiction	Carryforward	Expiration
United States	$229.2	2033-2036
France	7.3	Indefinite
Others	1.7	Various
Total	$238.2
The Company also has various foreign subsidiaries with approximately $535 million of tax loss carryforwards in various jurisdictions that are subject to a valuation allowance due to statutory limitations on utilization, uncertainty of future profitability, and other relevant factors.
During 2017, after weighing all positive and negative evidence but primarily based on the wind down and substantially complete liquidation of the New Zealand business units, a valuation allowance was recorded against $5.7 million of beginning of year net deferred tax assets in New Zealand. Various other business units maintained full deferred tax asset valuation allowances that had been established in prior years. Also during 2017, after weighing all positive and negative evidence including a three-year cumulative income position and expectations of future profitability, the valuation allowance against the Colombian entity's deferred tax assets was released, resulting in a $1.6 million tax benefit. During 2017, many of these valuation allowances significantly increased or decreased in various jurisdictions as a result of deferred tax asset increases or decreases due to earnings, losses, cumulative translation adjustment, and divestitures.
In general, it is the practice and intention of the Company to permanently reinvest the earnings of its non-U.S. subsidiaries in those operations. As such, historically, the Company has not provided for deferred income taxes on the excess of financial reporting over tax basis in investments in foreign subsidiaries. These basis differences could become taxable upon the repatriation of assets from the foreign subsidiaries or upon a sale or liquidation of the foreign subsidiaries.
In the second quarter of 2016, the Company conducted a review of the cash position and forecasted cash needs of certain Central American distributor entities. The Company had historically asserted that the earnings of these entities would be indefinitely reinvested. As a result of this review and after taking into account financial and geopolitical risks, the Company reassessed the situation and decided to repatriate the earnings of these Central American distributor entities in the near future. In 2017, the Company recorded a $1.2 million tax benefit associated with changes in financial reporting basis and the impact of the deemed repatriation of foreign earnings and profits under the Tax Reform Act, and as of December 31, 2017 has recorded a deferred tax liability of $1.1 million related to foreign taxes that would result from repatriation back to the U.S.
No deferred taxes have been recorded on the temporary difference associated with the excess of financial reporting over tax basis in investments in foreign subsidiaries outside of the above mentioned Central American distributor entities. The Company remains committed to permanently reinvesting these earnings and does not see a need to repatriate cash to fund operations, including investing and financing activities, in the foreseeable future. The determination of the additional income taxes that would be incurred upon repatriation of assets or disposition of such foreign subsidiaries is not practical due to the complexities, variables, and assumptions inherent in the hypothetical calculation.
The Company applies ASC 740 in determining unrecognized tax benefits. ASC 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosures.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

(in millions)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Unrecognized Tax Benefit — Beginning balance	$33.4	$25.1	$31.9
Gross Increases — Tax Positions in Prior Period	10.7	1.6	2.1
Gross Decreases — Tax Positions in Prior Period	(3.8)	(0.4)	(0.6)
Gross Increases — Tax Positions in Current Period	1.0	11.1	2.6
Dispositions	—	—	(2.2)
Settlements	—	(0.4)	—
Lapse of Statute of Limitations	(2.7)	(3.3)	(5.3)
Impact of U.S. Tax Reform Tax Rate Reduction	(10.1)	—	—
Foreign Currency Translation	0.1	(0.3)	(3.4)
Unrecognized Tax Benefit — Ending Balance	$28.6	$33.4	$25.1
Included in the balance of unrecognized tax benefits at December 31, 2017, 2016 and 2015 are $25.9 million, $31.0 million and $22.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $(0.3) million and interest of $(0.7) million during 2017 and in total, as of December 31, 2017, has recognized a liability for penalties of $1.5 million and interest of $2.2 million. During 2016 and 2015, the Company accrued penalties of $0.3 million and $(1.4) million, respectively, and interest of $0.3 million and $(3.0) million, respectively, and in total, as of December 31, 2016 and 2015, had recognized liabilities for penalties of $1.8 million and interest of $2.9 million and $3.5 million, respectively.
The Company files income tax returns in numerous tax jurisdictions around the world. Due to uncertainties regarding the timing and outcome of various tax audits, appeals and settlements, it is difficult to reliably estimate the amount of unrecognized tax benefits that could change within the next twelve months. The Company believes it is reasonably possible that approximately $2 million of unrecognized tax benefits could change within the next twelve months due to the resolution of tax audits and statute of limitations expirations.
The Internal Revenue Service (“IRS”) proposed cumulative taxable income adjustments of approximately $50 million for the 2012-2013 tax years in February 2016. The proposed adjustments related to the Original Issue Discount (“OID”) yield claimed on the Company’s $429.5 million Subordinated Convertible Notes (“Notes”). The Company believed that the amount of the OID deductions claimed on its federal income tax returns since the 2009 issuance of the Notes was proper and appealed the IRS audit adjustment. In March 2017, the IRS Appeals Office ruled in favor of the Company and the audit was closed with no adjustment to reported income or tax. The IRS is currently in the process of auditing the Company’s 2015 federal income tax return. With limited exceptions, tax years prior to 2013 are no longer open in major foreign, state, or local tax jurisdictions.

14. Employee Benefit Plans
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
Defined Benefit Pension Plans
The changes in the benefit obligation and plan assets, the funded status of the plans and the amounts recognized in the Consolidated Balance Sheets are as follows (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Changes in Benefit Obligation:
Beginning benefit obligation	$151.6	$175.0	$130.7	$115.8
Foreign currency exchange rate changes and other	—	—	14.7	8.5
Transfers	—	—	(3.0)	—
Service cost	0.7	1.4	3.9	4.2
Interest cost	4.4	7.3	3.0	3.7
Curtailment (gain) loss	—	—	(0.1)	(0.8)
Settlements	—	(19.3)	—	—
Benefits paid	(13.0)	(9.8)	(5.2)	(7.1)
Employee contributions	—	—	0.4	0.4
Amendments / Change in assumptions	—	—	3.7	(1.3)
Actuarial (gain) loss	7.0	(3.0)	(0.5)	7.3
Ending benefit obligation	$150.7	$151.6	$147.6	$130.7
Changes in Plan Assets:
Beginning fair value of plan assets	$112.4	$132.1	$52.5	$37.7
Foreign currency exchange rate changes and other	—	—	4.5	10.1
Employee contributions	—	—	0.4	0.4
Actual return on plan assets	15.3	6.2	5.1	5.1
Company contributions	2.1	3.2	4.7	6.3
Settlements	—	(19.3)	—	—
Benefits paid	(13.0)	(9.8)	(5.2)	(7.1)
Ending fair value of plan assets	$116.8	$112.4	$62.0	$52.5
Funded status at end of year	$(33.9)	$(39.2)	$(85.6)	$(78.2)
Amounts Recognized in Consolidated Balance Sheets:
Other Assets	$—	$—	$1.0	$1.7
Accrued liabilities	$(0.3)	$(0.3)	$(2.7)	$(2.3)
Other liabilities	$(33.6)	$(38.9)	$(83.9)	$(77.6)
Recognized in Accumulated Other Comprehensive Income:
Net actuarial loss	$55.6	$58.9	$29.4	$26.9
Prior service cost	(0.2)	(0.2)	—	1.2
	$55.4	$58.7	$29.4	$28.1

The accumulated benefit obligation for U.S. defined benefit retirement pension plans was $150.0 million and $150.8 million for 2017 and 2016, respectively. The accumulated benefit obligation for Non-U.S. defined benefit retirement pension plans was $140.2 million and $123.3 million for 2017 and 2016, respectively. Pension plans with accumulated benefit obligations in excess of plan assets consist of the following (in millions):

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Projected benefit obligation	$150.7	$151.6	$94.0	$102.4
Accumulated benefit obligation	150.0	150.8	90.7	97.2
Fair value of the plan assets	116.8	112.4	10.4	41.5
Pension expense included the following components (in millions):

	U.S. Plans Year ended			Non-U.S. Plans Year ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Pension expense:
Service cost	$0.7	$1.4	$1.5	$3.9	$4.2	$4.9
Interest cost	4.4	7.3	7.3	3.0	3.7	3.6
Expected return on plan assets	(7.7)	(9.2)	(10.2)	(2.9)	(2.9)	(2.4)
Amortization of prior service cost	—	—	—	0.4	0.7	0.7
Amortization of net loss	2.6	2.5	7.7	1.6	1.3	1.7
Amortization of transition obligation	—	—	—	—	—	0.1
Curtailment (gain) loss	—	—	—	0.1	(0.2)	—
Settlement loss	—	7.4	—	—	—	0.9
Net pension expense	$—	$9.4	$6.3	$6.1	$6.8	$9.5
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $3.9 million. The prior service cost to be amortized from accumulated other comprehensive income into net pension expense over the next fiscal year is $0.2 million.
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
The Company evaluates its actuarial assumptions at least annually, and adjusts them as necessary. The Company uses a measurement date of December 31 for all of its defined benefit pension plans. The weighted average assumptions used in determining benefit obligations were:

	U.S. Plans		Non-U.S. Plans
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2017	Dec 31, 2016
Discount rate	3.50%	4.01%	2.30%	2.55%
Expected rate of increase in future compensation levels	2.50%	2.50%	2.70%	2.88%

The weighted average assumptions used to determine net pension expense were:

	U.S. Plans			Non-U.S. Plans
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Discount rate	3.87%	4.30%	4.00%	2.92%	3.18%	3.18%
Expected rate of increase in future compensation levels	2.50%	2.50%	2.50%	3.08%	3.46%	3.78%
Long-term expected rate of return on plan assets	7.25%	7.50%	7.50%	5.88%	6.30%	6.36%
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
The weighted-average long-term expected rate of return on assets is based on input from actuaries, including their review of historical 10-year, 20-year, and 25-year rates of inflation and real rates of return on various broad equity and bond indices in conjunction with the diversification of the asset portfolio. The Company’s overall investment strategy is to diversify its investments for the qualified U.S. defined benefit pension plan based on an asset allocation assumption of 65% allocated to equity investments, with an expected real rate of return of 6%, and 35% to fixed-income investments, with an expected real rate of return of 2%, and an assumed long-term rate of inflation of 3%. Equity investments primarily include investments in large-cap and mid-cap companies primarily located in the United States. The actual asset allocations were 76% of equity investments and 24% of fixed-income investments at December 31, 2017 and 64% of equity investments and 36% of fixed-income investments at December 31, 2016. Approximately 15% and 30% of plan assets were concentrated in two mutual funds as of December 31, 2017 and 2016, respectively. The expected long-term rate of return on assets for qualified non-U.S. defined benefit plans is based on a weighted-average asset allocation assumption of 50% allocated to equity investments and 50% to fixed-income investments. The actual weighted-average asset allocations were 48% of equity investments and 52% of fixed-income investments at December 31, 2017 and 2016. Management believes that long-term asset allocations on average and by location will approximate the Company’s assumptions and that the long-term rate of return used by each country that is included in the weighted-average long-term expected rate of return on assets is a reasonable assumption.
The Company determined the fair market values of the pension plan assets based on the fair value hierarchy established in ASC 820. The standard describes three levels of inputs that may be used to measure fair values which are provided in Note 2 - Summary of Significant Accounting Policies. The fair value of Level 1 assets are based on quoted market prices in active markets. The fair value of Level 2 assets are determined using a market approach and inputs that are primarily directly or indirectly observable. The fair value of the Company’s pension plan assets at December 31, 2017 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$29.2	$29.2	$—	$—
Equity Securities at NAV (1)	29.6	—	—	—
Mutual Funds - Equity Securities	59.0	59.0	—	—
Mutual Funds - Fixed Income	17.9	17.9	—	—
Bond Funds - Fixed Income at NAV (1)	20.1	—	—	—
Equitable Contract	12.3	—	12.3	—
Equitable Contract at NAV (1)	0.7	—	—	—
Coal Lease (2)	2.8	—	—	2.8
Cash and cash equivalents	7.2	7.2	—	—
Total	$178.8	$113.3	$12.3	$2.8

The fair value of the Company’s pension plan assets at December 31, 2016 by asset category are as follows (in millions):

		Quoted prices in Active Markets for Identical	Significant Observable	Significant Unobservable
Asset Category	Total	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Equity Securities	$35.9	$35.9	$—	$—
Equity Securities at NAV (1)	25.0	—	—	—
Mutual Funds - Equity Securities	35.8	35.8	—	—
Mutual Funds - Fixed Income	33.6	33.6	—	—
Bond Funds - Fixed Income at NAV (1)	16.5	—	—	—
Equitable Contract	11.0	—	11.0	—
Equitable Contract at NAV (1)	0.8	—	—	—
Coal Lease (2)	3.2	—	—	3.2
Cash and cash equivalents	3.1	3.1	—	—
Total	$164.9	$108.4	$11.0	$3.2

(1)	In accordance with ASC 820, investments measured at fair value using the NAV practical expedient are excluded from the fair value hierarchy.

(2)
The Company’s interest represents approximately 26% of the lease which is currently between American Premier Underwriters (APU), the Lessor and CONSOL Energy (CONSOL), the Lessee. The lease pertains to real property mined by CONSOL located in Pennsylvania.

The following table represents details of the fair value measurements using significant unobservable inputs (Level 3):

(in millions)	Coal Lease
Beginning balance at January 1, 2016	$3.5
Change in fair value of plan assets	(0.3)
Ending balance December 31, 2016	$3.2
Change in fair value of plan assets	(0.4)
Ending balance at December 31, 2017	$2.8
The determination of pension expense for the qualified defined benefit pension plans is impacted by the fair market value of assets as of the measurement date. Investment gains and losses are recognized in the measurement of assets immediately. Such gains and losses will be amortized and recognized as part of the annual benefit cost to the extent that unrecognized net gains and losses from all sources exceed 10% of the greater of the projected benefit obligation or the market value of assets.
The Company’s expense under both U.S. and non-U.S. defined benefit pension plans is determined using the discount rate as of the beginning of the fiscal year. The 2018 expense for the pension plans will be based on the weighted-average discount rate of approximately 3.50% for U.S. defined benefit pension plans and 2.30% for non-U.S. defined benefit pension plans.
The Company expects to contribute, at least the minimum required, but not more than is tax deductible, $10.7 million to its defined benefit pension plans for 2018. The estimated future benefit payments expected to be paid for the Company’s defined benefit pension plans are $21.5 million in 2018, $18.2 million in 2019, $18.9 million in 2020, $18.9 million in 2021, $18.4 million in 2022 and $89.8 million from 2023 through 2026.
Defined Contribution Plans
Expense under both U.S. and non-U.S. defined contribution plans generally equals up to six percent of each eligible employee’s covered compensation based on the location and status of the employee. The net defined contribution plan expense recognized was $12.1 million, $11.5 million and $12.0 million, respectively, for the years ended December 31, 2017, 2016 and 2015.

15. Equity and Accumulated Other Comprehensive Income
General Cable is authorized to issue 200 million shares of common stock and 25 million shares of preferred stock.
The components of accumulated other comprehensive income (loss) as of December 31, 2017 and 2016, respectively, consisted of the following (in millions):

	Fiscal Years Ended
	December 31, 2017		December 31, 2016
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(165.3)	$(3.0)	$(228.2)	$(13.0)
Pension adjustments, net of tax	(65.5)	—	(58.2)	(1.3)
Accumulated other comprehensive income (loss)	$(230.8)	$(3.0)	$(286.4)	$(14.3)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2015 to December 31, 2017 including the effect of significant reclassifications out of accumulated other comprehensive income (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2015	$(275.6)	$(64.6)	$(340.2)
Other comprehensive income (loss) before reclassifications	(12.2)	9.3	(2.9)
Amounts reclassified from accumulated other comprehensive income (loss)	59.6	(2.9)	56.7
Net current - period other comprehensive income (loss)	47.4	6.4	53.8
Balance, December 31, 2016	$(228.2)	$(58.2)	$(286.4)
Other comprehensive income (loss) before reclassifications	26.9	(1.6)	25.3
Amounts reclassified from accumulated other comprehensive income (loss)	36.0	(5.7)	30.3
Net current - period other comprehensive income (loss)	62.9	(7.3)	55.6
Balance, December 31, 2017	$(165.3)	$(65.5)	$(230.8)

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2017 and 2016 (in millions, net of tax):

	Year Ended	Year Ended,
	December 31, 2017	December 31, 2016
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Consolidated Statement of Operations and Comprehensive Income (Loss)
Foreign currency translation
Closure of subsidiaries	$3.3	$27.8	SG&A
Sale of subsidiaries	32.7	31.8	SG&A
Total - foreign currency items	$36.0	$59.6
Defined pension items
Amortization of prior service cost	$(0.3)	$(0.6)	Cost of sales
Amortization of net loss	(5.0)	(7.0)	Cost of sales
Settlement loss	—	4.7	Cost of sales
Sale of subsidiaries	(0.4)	—	SG&A
Total - pension items	$(5.7)	$(2.9)
Total	$30.3	$56.7
16. Share-Based Compensation
The Company has various plans that provide for granting options and restricted stock units to certain employees and independent directors of the Company and its subsidiaries. The Company recognizes compensation expense for share-based payments based on the fair value of the awards at the grant date. The table below summarizes compensation expense for the Company’s non-qualified stock options based on the fair value method estimated using the Black-Scholes valuation model, and non-vested stock awards, including restricted stock units, and performance-based non-vested stock units based on the fair value method estimated using the Monte Carlo simulation model and the grant date stock market value for the years ended December 31, 2017, 2016 and 2015. The Company records compensation expense related to non-vested stock awards as a component of the SG&A expenses caption in the Consolidated Statements of Operations and Comprehensive Income (Loss).

	Year Ended
(in millions)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Non-qualified stock option expense	$0.9	$0.6	$1.5
Stock unit awards	4.3	3.4	4.5
Performance-based non-vested stock awards expense	5.4	1.4	6.1
Total pre-tax share-based compensation expense	$10.6	$5.4	$12.1
Excess tax benefit (deficiency) on share-based compensation	$(0.7)	$(5.0)	$(1.7)
During the years ended December 31, 2017, 2016 and 2015, cash received from stock option exercises was $10.0 million, $1.2 million and $0.2 million, respectively. The total tax benefit to be realized for tax deductions from these option exercises was $0.5 million for the year ended December 31, 2017 and less than $0.1 million for the years ended December 31, 2016 and December 31, 2015. The $22.4 million and $6.5 million tax deductions for all share-based compensation for the years ended December 31, 2017 and 2016, respectively, includes $(0.7) million and $(5.0) million of excess tax benefits (deficiencies). The 2017, 2016 and 2015 deficiency does not impact cash flow due to the U.S. tax loss carry forward position. The Company has elected the shortcut method to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718.
The Company currently has share-based compensation awards outstanding under the General Cable Corporation 2005 Stock Incentive Plan (“2005 Plan”) and the General Cable Corporation Stock Incentive Plan, as amended and restated, ("Amended Plan"). The Amended Plan is an amendment and restatement of the 2005 Plan and was effective as of May 14, 2015 and subsequently amended and restated as of May 18, 2017. These plans allow the Company to fulfill its incentive award obligations generally by granting nonqualified stock options and nonvested stock awards. New shares are issued when nonqualified stock options are exercised and when non-vested stock awards vest. The Compensation Committee of the Board of Directors will no longer grant any awards under the 2005 Plan but will continue to administer awards which were previously granted under such plan. The Amended Plan authorized a maximum of approximately 9 million shares to be granted. Shares reserved for future grants, including options, under the Amended Plan, approximated 1.9 million at December 31, 2017.
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
Stock Options
All options awarded under the 2005 Plan and the Amended Plan have a term not to exceed 10 years from the grant date. The majority of the options vest ratably over three years of continued employment from the grant date. A summary of stock option activity for the year ended December 31, 2017 is as follows (options in thousands and aggregate intrinsic value in millions):

		Weighted Average	Weighted Average Remaining	Aggregate
	Options Outstanding	Exercise Price	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2016	1,679.6	$31.01	4.3 years	$—
Granted	177.4	16.79
Exercised	(470.0)	21.34
Forfeited or Expired	(271.8)	39.53
Outstanding as of December 31, 2017	1,115.2	$30.75	5.5 years	$5.6
Exercisable at December 31, 2017	832.9	$35.07	4.4 years	$2.3
Options expected to vest in the next twelve months	172.3	$18.74	8.9 years	$1.9
During the year ended December 31, 2017 there were 177.4 thousand stock options granted and the weighted average grant date fair value of options granted was $16.79. During the year ended December 31, 2016 there were no stock options granted. During the year ended December 31, 2015, there were 352.1 thousand stock options granted and the weighted average grant date fair value of options granted was $19.65. The total intrinsic value of options exercised was $1.9 million during the year ended December 31, 2017 and less than $0.1 million during the years ended December 31, 2016 and 2015. The total fair value of options vested during the years ended December 31, 2017, 2016 and 2015 was $0.7 million, $1.0 million, and $27.7 million, respectively. At December 31, 2017, 2016 and 2015, the total compensation cost related to nonvested options not yet recognized was $1.6 million, $1.3 million and $1.5 million with a weighted average expense recognition period of 1.8 years, 1.6 years and 2.3 years, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The weighted-average assumptions for the stock options granted in the years ended December 31, 2017 and 2015 are as follows (during the year ended December 31, 2016 there were no stock options granted):

	Year Ended
	Dec 31, 2017	Dec 31, 2015
Risk-free interest rate (1)	2.1%	1.4%
Expected dividend yield	4.3%	3.7%
Expected option life (2)	6.0 years	4.0 years
Expected stock price volatility (3)	50.7%	47.2%
Weighted average fair value of options granted	$5.60	$5.68

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

Additional information regarding options outstanding as of December 31, 2017 is as follows (options in thousands):

Range of Option Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0 -$14	—	$—	0.0	—	$—
$14 - $28	517.0	18.74	8.0	234.7	19.65
$28 -$42	325.0	33.01	1.2	325.0	33.01
$42 - $56	169.0	42.87	1.0	169.0	42.87
$56 - $70	104.2	63.64	0.1	104.2	63.64
Nonvested Stock
The majority of the nonvested stock and stock unit awards granted under the 2005 Plan and the Amended Plan are in the form of RSUs and PSUs. The Company's RSUs include performance and/or service-based conditions and are restricted as to transferability and salability with these restrictions being removed in equal annual installments over a three-year period following the grant date. The vesting is contingent upon certification that the applicable performance and/or service-based conditions have been achieved, and the performance condition operates on a rolling basis with a catch-up feature for each vesting tranche for RSU's granted in 2015. The Company's PSUs vest upon certification of the achievement of two cumulative three-year performance metrics: relative total shareholder return (“RTSR”) and return on invested capital (“ROIC”).
A summary of all nonvested stock activity for the year ended December 31, 2017, is as follows (shares in thousands):

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance, December 31, 2016	1,438.8	$13.87
Granted	817.5	16.83
Vested	(875.4)	17.39
Forfeited	(233.4)	11.83
Balance, December 31, 2017	1,147.5	$13.54
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
The weighted-average grant date fair value of all nonvested stock granted, the total fair value (in millions) of all nonvested stock granted, and the fair value (in millions) of all nonvested stock that have vested during each of the past three years is as follows:

	Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Weighted-average grant date fair value of nonvested shares granted	$16.83	$7.96	$15.97
Fair value of nonvested shares granted	$13.8	$9.2	$15.2
Fair value of shares vested	$15.2	$14.2	$8.7
As of December 31, 2017, there was $7.8 million of total unrecognized compensation cost related to all nonvested stock. The cost is expected to be recognized over a weighted average period of 1.8 years. There is approximately 0.9 million nonvested stock with a weighted average grant price of $10.47 and a fair value of $9.9 million expected to vest in 2018.

17. Earnings Per Common Share
The Company applies the treasury stock method of computing basic and diluted earnings per share. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors.
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Amounts attributable to the Company — basic and diluted:
Net income (loss) attributable to Company common shareholders	$(56.6)	$(93.8)	$(121.9)
Net income (loss) for EPS computations(1)	$(56.6)	$(93.8)	$(121.9)
Weighted average shares outstanding for basic EPS computation (2,3)	50.1	49.6	48.9
Earnings (loss) per common share attributable to Company common shareholders – basic(3)	$(1.13)	$(1.89)	$(2.49)
Weighted average shares outstanding including nonvested shares	50.1	49.6	48.9
Weighted average shares outstanding for diluted EPS computation (2)	50.1	49.6	48.9
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(1.13)	$(1.89)	$(2.49)

(1)	Numerator

(2)	Denominator

(3)	Under the treasury stock method, earnings (loss) per share — basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).
As of December 31, 2017, 2016 and 2015, there were approximately 2.6 million, 3.4 million, and 3.6 million shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
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
The average stock price threshold conditions had not been met as of December 31, 2017 or December 31, 2016. At any such time in the future the threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share — assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
The following table provides examples of how changes in the Company’s stock price would require the inclusion of additional shares in the denominator of the weighted average shares outstanding — assuming dilution calculation for the Subordinated Convertible Notes.

	Shares Underlying Subordinated Convertible Notes	Total Treasury Method Incremental Shares (1)
Share Price
$31.00	280,970	280,970
$33.00	1,120,585	1,120,585
$35.00	1,864,244	1,864,244
$37.00	2,527,507	2,527,507
$39.00	3,122,743	3,122,743

(1)	Represents the number of incremental shares that must be included in the calculation of fully diluted shares under GAAP.

18. Segment Information
The Company conducts its operations through four geographic operating and reportable segments — North America, Europe, Latin America, and Africa/Asia Pacific. The Company’s operating and reportable segments align with the structure of the Company’s internal management organization. All four segments engage in the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic communication, construction, electric utility and electrical infrastructure wire and cable products. In addition to the above products, the North America and Latin America segments manufacture and distribute rod mill wire and cable products and the Europe segment engages in turn-key project services for both land and submarine cables.
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. For the year ended December 31, 2017, intersegment sales were $16.2 million in North America, $6.4 million in Europe and $22.7 million in Latin America. For the year ended December 31, 2016, intersegment sales were $38.0 million in North America, $9.9 million in Europe, $22.9 million in Latin America and $0.2 million in Africa/Asia Pacific. For the year ended December 31, 2015, intersegment sales were $29.8 million in North America, $18.3 million in Europe and $19.5 million in Latin America.
The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Summarized financial information for the Company's reportable segments is as follows:

	Year Ended
(in millions)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Net Sales:
North America	$2,218.1	$2,041.7	$2,299.3
Europe	874.5	875.7	960.2
Latin America	677.9	655.2	726.8
Africa/Asia Pacific	66.7	285.8	528.2
Total	$3,837.2	$3,858.4	$4,514.5
Segment Operating Income (Loss):
North America	$68.6	$62.4	$84.5
Europe	(12.4)	2.6	6.6
Latin America	17.6	(14.4)	(22.8)
Africa/Asia Pacific	(64.5)	(68.9)	(53.8)
Total	$9.3	$(18.3)	$14.5
Capital Expenditures:
North America	$49.7	$51.3	$20.9
Europe	28.6	19.8	20.7
Latin America	6.9	12.4	11.1
Africa/Asia Pacific	0.2	0.6	8.8
Total	$85.4	$84.1	$61.5
Depreciation Expense:
North America	$32.2	$37.9	$37.1
Europe	22.1	22.4	25.2
Latin America	10.7	10.7	12.6
Africa/Asia Pacific	1.0	4.8	9.2
Total	$66.0	$75.8	$84.1
Total Assets:
North America	$988.8	$950.2	$986.9
Europe	729.9	624.1	632.0
Latin America	487.2	466.4	480.8
Africa/Asia Pacific	29.4	200.9	354.9
Total	$2,235.3	$2,241.6	$2,454.6

Revenues by Major Product Lines Revenues to external customers are attributable to sales of electric utility, electrical infrastructure, construction, communications and rod mill wire product lines.

	Year Ended
(in millions)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Electric Utility	$1,336.2	$1,357.1	$1,550.2
Electrical Infrastructure	976.7	989.7	1,234.6
Construction	855.8	820.8	962.9
Communications	490.8	473.8	517.0
Rod Mill Products	177.7	217.0	249.8
Total	$3,837.2	$3,858.4	$4,514.5
Geographic Information The following table presents net sales to unaffiliated customers by country of destination for the last three years and long-lived assets by country as of December 31:

	Net Sales			Non - Current Assets
	Year Ended			Year Ended
(in millions)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015	Dec 31, 2017	Dec 31, 2016
United States	$1,900.7	$1,738.4	$1,914.0	$240.6	$242.2
Canada	317.5	293.0	345.5	24.5	25.2
France	308.1	284.4	295.2	69.0	66.8
Brazil	251.1	222.6	247.4	74.2	61.4
Spain	173.5	149.2	153.5	53.9	48.1
Others	886.3	1,170.8	1,558.9	178.1	198.7
Total	$3,837.2	$3,858.4	$4,514.5	$640.3	$642.4
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

At December 31, 2017 and 2016, we had a total accrued liability of approximately $4.7 million and $5.6 million, respectively, for various environmental-related liabilities to the extent costs are known and can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 29 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of December 31, 2017, we were a defendant in approximately 247 cases brought in state and federal courts throughout the United States. In the calendar year 2017, 63 asbestos cases were brought against us. In the calendar year 2016, 84 asbestos cases were brought against us. In the last 29 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of December 31, 2017, 51,069 asbestos cases have been dismissed. In the calendar year 2017, 111 asbestos cases were dismissed. As of December 31, 2016, 50,958 cases were dismissed. With regards to the approximately 247 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of December 31, 2017, plaintiffs have asserted monetary damages in 146 cases. In 44 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $726 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 100 other cases pending in state and federal district courts, plaintiffs seek approximately $425 million in damages from as many as 50 defendants. In two cases, plaintiffs have asserted damages related to General Cable in the amount of $20 million. In addition, in relation to these 146 cases, there are claims of $271 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of December 31, 2017 and 2016, we had accrued, on a gross basis, approximately $1.2 million and $4.4 million, respectively, and as of December 31, 2017 and 2016, had recovered approximately $0.1 million and $0.4 million, respectively, of insurance recoveries for these lawsuits. The net amount of $1.1 million and $4.0 million, as of December 31, 2017 and 2016, respectively, represents our best estimate in order to cover resolution of current asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of December 31, 2017 and 2016, aggregate settlement costs were $10.5 million and $9.8 million, respectively. In calendar years 2017, 2016 and 2015, the settlement costs totaled $0.7 million, $0.1 million and $0.2 million, respectively. As of December 31, 2017 and 2016, aggregate litigation costs were $29.2 million and $27.1 million, respectively. In calendar years 2017, 2016 and 2015, the costs of administering and litigating asbestos claims totaled $2.1 million, $1.0 million and $1.4 million, respectively.
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
Brazil tax matters
A Brazilian subsidiary is involved in administrative proceedings with State treasury offices regarding whether tax incentives granted to us by one Brazilian state are applicable to goods sold in another Brazilian State. We believe we correctly relied on the tax incentives granted and that we have substantial defenses to their disallowance by the Brazilian State claimant.  The total amount of taxes allegedly due for the infractions including potential interest and penalties is up to $8 million. In September 2012, an Administrative Court found that we were not liable for any incentive tax payments claimed by the State treasury office, however this determination was overturned on appeal and has since been further appealed. This appeal remains pending at the Brazilian Courts. Despite the pending appeal, in October 2014, the State issued a summons to recover the approximately $8 million of contested incentives described above, and we are complying with the terms of the State’s summons while continuing to contest the Court’s ruling. We currently estimate our range of reasonably possible loss to be between $0 million and $8 million.
Our Brazilian subsidiary has received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. We believe we correctly applied the tax credits taken and that we have substantial defenses to these claims. The total amount of reasonably possible loss for the disputed credits, including potential interest and penalties is up to $22 million.
Resolution of SEC and DOJ investigations
As previously disclosed, in December 2016, we entered into agreements with the SEC and the DOJ to resolve those agencies’ respective investigations relating to the FCPA and the SEC’s separate accounting investigation related to our financial restatements impacting fiscal years 2012 and prior. Pursuant to those agreements, we paid fines, disgorgement and pre-judgment interest to the SEC and DOJ in the total amount of $82.3 million. Specifically, we paid $20.5 million to the DOJ in January 2017 and $12.4 million, $18.5 million and $30.9 million to the SEC in January 2017, June 2017 and December 2017, respectively.
FCPA-related litigation matters
A civil complaint was filed in the United States District Court for the Southern District of New York on January 5, 2017, by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our former Executive Vice President and Chief Financial Officer (the “Doshi Complaint”). The parties stipulated to the transfer of the matter to the Eastern District of Kentucky, which was approved. The Doshi Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that the defendants made materially false and misleading statements in various quarterly and annual reports filed with the SEC between February 2012 and February 2016. Plaintiffs claimed that the Corporation failed to disclose during that period that it had paid bribes in violation of the FCPA, failed to disclose that a portion of its profits were subject to disgorgement, and failed to disclose that when this conduct was discovered it would subject the Corporation to significant monetary penalties. The Doshi Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The Doshi Complaint further sought damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. As required under the Exchange Act, motions for appointment as lead plaintiff were filed on March 6, 2017, by three movants, including named plaintiff Doshi.  On November 7, 2017, the Court issued an opinion appointing a different movant, the Long Trust Group, as lead plaintiff.  Following appointment of lead plaintiff, the parties submitted a stipulated agreement with the Court which included a schedule for the filing of a consolidated complaint and renaming the action In Re General Cable Corporation Securities Litigation (Civil Action No. 2:17-025-WOB).  Based on the stipulated schedule, lead plaintiff filed an amended consolidated complaint on January 19, 2018 that asserts the same claims and names the same defendants as the Doshi Complaint.  At this time, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.

Purported class action litigation - Stanfield v. General Cable Corp. and Rosenblatt v. General Cable Corp.
On January 2, 2018, a purported stockholder of the Company filed an action against the Company and the members of the Company’s board of directors on behalf of a putative class of stockholders of the Company in the United States District Court for the District of Delaware, captioned Stanfield v. General Cable Corp., No. 1:18-cv-00006-UNA (D. Del.), and on January 9, 2018, a purported stockholder of the Company filed a substantively similar action against the Company, Parent, Merger Sub and the members of the Company’s board of directors in the United States District Court for the Eastern District of Kentucky, captioned Rosenblatt v. General Cable Corp., No. 2:18-cv-00010-WOB-CJS (E.D. Ky.), in each case seeking, among other things, to enjoin the completion of the Merger. At this time, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
Purported class action litigation - Employee Retirement Income Security Act of 1974
On March 15, 2017, litigation was initiated against us and certain of our current and former directors, executive officers and employees by a former employee on behalf of a purported class of employees who invested in the common stock of General Cable through our 401(k) plan. The Plaintiff alleges that we should have not retained the General Cable stock fund as an investment option in our 401(k) plan during the period 2003-2016, when they claim the price of the Company stock was artificially inflated. The suit alleges various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and was filed in the United States District Court for the Eastern District of Kentucky. At this time, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At December 31, 2017, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning December 31, 2017 through December 31, 2022 and thereafter are $15.4 million, $13.4 million, $10.9 million, $8.0 million and $5.6 million, respectively, and $9.9 million thereafter. Rental expense recorded in operating income (loss) was $21.4 million, $23.9 million and $41.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company had $31.7 million in letters of credit, $187.6 million in various performance bonds and $123.6 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

20. Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our Latin America and Europe segments. As of December 31, 2017 and 2016, the Company has recorded on its Consolidated Balance Sheets an investment in unconsolidated affiliated companies of $0.2 million and $9.0 million, respectively. The Company’s share of the income of these companies is reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” The Company did not have equity in net earnings of affiliated companies in 2017. In 2016 and 2015, equity in net earnings of affiliated companies was $0.9 million, and $0.5 million, respectively. As of December 31, 2017, the Company’s ownership percentage was as follows: Colada Continua Chilena, S.A. 41% and Nostag GmBH & Co. KG 33%. In the first quarter of 2017, the Company completed the sale of its 24.6% interest in Pakistan Cables Limited for cash consideration of approximately $5.3 million. Refer to Note 4 - Divestitures for more information.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	December 31, 2017				December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$27.4	$—	$27.4	$—	$9.3	$—	$9.3
Equity securities (1)	8.4	—	—	8.4	9.8	—	—	9.8
Total Assets	$8.4	$27.4	$—	$35.8	$9.8	$9.3	$—	$19.1
Liabilities:
Derivative liabilities	$—	$0.8	$—	$0.8	$—	$2.9	$—	$2.9
Total liabilities	$—	$0.8	$—	$0.8	$—	$2.9	$—	$2.9
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at December 31, 2017 and December 31, 2016 classified as “other non-current assets” in the Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $17.9 million and $17.2 million as of December 31, 2017 and December 31, 2016, respectively. Amounts payable to the plan participants at December 31, 2017 and December 31, 2016, excluding the Deferred Stock, were $9.4 million and $11.0 million, respectively, and are classified as “Other liabilities” in the Consolidated Balance Sheets.
At December 31, 2017, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.
The following long-lived asset impairment charges were recorded in the years ended December 31, 2017, December 31, 2016 and December 31, 2015:
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
Refer to Note 5 - Restructuring and Note 8 - Property, Plant and Equipment for additional details regarding the impairment charges.
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
22. Quarterly Operating Results (Unaudited)
The interim financial information is unaudited. In the opinion of management, the interim financial information reflects all adjustments necessary for a fair presentation of quarterly financial information. Quarterly results have been influenced by seasonal factors inherent in General Cable’s businesses. The sum of the quarters’ earnings per share amounts may not add to full year earnings per share because each quarter is calculated independently, and the sum of the quarters’ other figures may not add to the full year because of rounding. The Company's fiscal quarters consist of 13-week periods ending on the Friday nearest to the end of the calendar months of March, June and September. Adjustments that are material to the quarterly operating results include the effect of the disposals of businesses, restructuring costs, long-lived asset impairment charges and SEC and DOJ related charges. Refer to Note 4 - Divestitures, Note 5 - Restructuring, Note 8 - Property, Plant and Equipment and Note 19 - Commitments and Contingencies for the effect and nature of these adjustments.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$918.2	$943.1	$994.0	$981.9
Gross profit	118.6	100.9	109.2	97.4
Net income (loss) including noncontrolling interest	12.4	(68.7)	(14.2)	15.8
Less: net income (loss) attributable to noncontrolling interest	—	2.1	—	(0.2)
Net income (loss) attributable to Company common shareholders	12.4	(70.8)	(14.2)	16.0
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	12.4	(70.8)	(14.2)	16.0
Earnings (loss) per common share — basic	$0.25	$(1.42)	$(0.28)	$0.32
Earnings (loss) per common share — assuming dilution	$0.24	$(1.42)	$(0.28)	$0.31

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net sales	$1,002.7	$1,021.2	$924.5	$910.0
Gross profit	110.9	119.2	102.9	74.1
Net income (loss) including noncontrolling interest	(4.4)	28.3	(13.7)	(103.7)
Less: net income (loss) attributable to noncontrolling interest	0.3	(1.5)	0.6	0.9
Net income (loss) attributable to Company common shareholders	(4.7)	29.8	(14.3)	(104.6)
Net income (loss) attributable to Company common shareholders — for diluted EPS computation	(4.7)	29.8	(14.3)	(104.6)
Earnings (loss) per common share — basic	$(0.10)	$0.60	$(0.29)	$(2.10)
Earnings (loss) per common share — assuming dilution	$(0.10)	$0.57	$(0.29)	$(2.10)

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
Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,905.2	$1,932.0	$—	$3,837.2
Intercompany	70.5	180.9	178.1	(429.5)	—
	70.5	2,086.1	2,110.1	(429.5)	3,837.2
Cost of sales	—	1,848.0	1,922.1	(359.0)	3,411.1
Gross profit	70.5	238.1	188.0	(70.5)	426.1
Selling, general and administrative expenses	67.6	189.8	229.9	(70.5)	416.8
Goodwill impairment charges	—	—	—	—	—
Intangible asset impairment charges	—	—	—	—	—
Operating income (loss)	2.9	48.3	(41.9)	—	9.3
Other income (expense)	—	4.4	24.1	—	28.5
Interest income (expense):
Interest expense	(57.9)	(36.8)	(17.7)	33.7	(78.7)
Interest income	28.4	5.2	2.1	(33.7)	2.0
	(29.5)	(31.6)	(15.6)	—	(76.7)
Income (loss) before income taxes	(26.6)	21.1	(33.4)	—	(38.9)
Income tax (provision) benefit	79.5	(68.7)	(26.6)	—	(15.8)
Equity in net earnings of affiliated companies and subsidiaries	(109.5)	(61.9)	—	171.4	—
Net income (loss) including noncontrolling interest	(56.6)	(109.5)	(60.0)	171.4	(54.7)
Less: net income (loss) attributable to noncontrolling interest	—	—	1.9	—	1.9
Net income (loss) attributable to Company common shareholders	$(56.6)	$(109.5)	$(61.9)	$171.4	$(56.6)
Comprehensive income (loss):
Net income (loss)	$(56.6)	$(109.5)	$(60.0)	$171.4	$(54.7)
Currency translation gain (loss)	61.6	61.6	46.9	(97.2)	72.9
Defined benefit plan adjustments, net of tax	(6.0)	(6.0)	1.2	4.8	(6.0)
Comprehensive income (loss), net of tax	(1.0)	(53.9)	(11.9)	79.0	12.2
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	13.2	—	13.2
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(1.0)	$(53.9)	$(25.1)	$79.0	$(1.0)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,730.3	$2,128.1	$—	$3,858.4
Intercompany	63.2	206.4	155.3	(424.9)	—
	63.2	1,936.7	2,283.4	(424.9)	3,858.4
Cost of sales	—	1,703.0	2,110.0	(361.7)	3,451.3
Gross profit	63.2	233.7	173.4	(63.2)	407.1
Selling, general and administrative expenses	111.8	127.9	232.4	(63.2)	408.9
Goodwill impairment charges	—	7.4	1.6	—	9.0
Intangible asset impairment charges	—	5.0	2.5	—	7.5
Operating income	(48.6)	93.4	(63.1)	—	(18.3)
Other income (expense)	—	1.5	5.7	—	7.2
Interest income (expense):
Interest expense	(57.6)	(65.3)	(27.3)	60.7	(89.5)
Interest income	55.6	5.1	2.5	(60.7)	2.5
	(2.0)	(60.2)	(24.8)	—	(87.0)
Income (loss) before income taxes	(50.6)	34.7	(82.2)	—	(98.1)
Income tax (provision) benefit	9.7	18.4	(24.4)	—	3.7
Equity in net earnings of affiliated companies and subsidiaries	(52.9)	(106.0)	0.2	159.6	0.9
Net income (loss) including noncontrolling interest	(93.8)	(52.9)	(106.4)	159.6	(93.5)
Less: net income (loss) attributable to noncontrolling interest	—	—	0.3	—	0.3
Net income (loss) attributable to Company common shareholders	$(93.8)	$(52.9)	$(106.7)	$159.6	$(93.8)
Comprehensive income (loss):
Net income (loss)	$(93.8)	$(52.9)	$(106.4)	$159.6	$(93.5)
Currency translation gain (loss)	47.2	47.2	45.6	(92.1)	47.9
Defined benefit plan adjustments, net of tax	6.6	6.6	0.6	(7.2)	6.6
Comprehensive income (loss), net of tax	(40.0)	0.9	(60.2)	60.3	(39.0)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	1.0	—	1.0
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(40.0)	$0.9	$(61.2)	$60.3	$(40.0)

Condensed Statement of Operations and Comprehensive Income (Loss) Information
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$1,926.4	$2,588.1	$—	$4,514.5
Intercompany	75.6	219.2	151.1	(445.9)	—
	75.6	2,145.6	2,739.2	(445.9)	4,514.5
Cost of sales	—	1,889.9	2,562.5	(370.3)	4,082.1
Gross profit	75.6	255.7	176.7	(75.6)	432.4
Selling, general and administrative expenses	75.6	185.1	227.2	(75.6)	412.3
Goodwill impairment charges	—	—	3.9	—	3.9
Intangible asset impairment charges	—	—	1.7	—	1.7
Operating income	—	70.6	(56.1)	—	14.5
Other income (expense)	0.7	(8.1)	(63.9)	—	(71.3)
Interest income (expense):
Interest expense	(58.2)	(66.2)	(36.4)	63.8	(97.0)
Interest income	56.2	7.5	2.8	(63.8)	2.7
	(2.0)	(58.7)	(33.6)	—	(94.3)
Income (loss) before income taxes	(1.3)	3.8	(153.6)	—	(151.1)
Income tax (provision) benefit	0.3	21.2	(6.7)	—	14.8
Equity in net earnings of affiliated companies and subsidiaries	(120.9)	(145.9)	0.2	267.1	0.5
Net income (loss) including noncontrolling interest	(121.9)	(120.9)	(160.1)	267.1	(135.8)
Less: net income (loss) attributable to noncontrolling interest	—	—	(13.9)	—	(13.9)
Net income (loss) attributable to Company common shareholders	$(121.9)	$(120.9)	$(146.2)	$267.1	$(121.9)
Comprehensive income (loss):
Net income (loss)	$(121.9)	$(120.9)	$(160.1)	$267.1	$(135.8)
Currency translation gain (loss)	(100.2)	(100.2)	(71.4)	171.6	(100.2)
Defined benefit plan adjustments, net of tax	15.1	15.1	10.0	(25.1)	15.1
Comprehensive income (loss), net of tax	(207.0)	(206.0)	(221.5)	413.6	(220.9)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(22.2)	—	(22.2)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(207.0)	$(206.0)	$(199.3)	$413.6	$(198.7)

Condensed Balance Sheet Information
December 31, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$84.7	$—	$84.7
Receivables, net of allowances	—	226.2	488.0	—	714.2
Inventories	—	380.2	355.9	—	736.1
Prepaid expenses and other	—	27.0	33.0	—	60.0
Total current assets	—	633.4	961.6	—	1,595.0
Property, plant and equipment, net	0.3	209.3	320.7	—	530.3
Deferred income taxes	—	26.1	7.9	(26.1)	7.9
Intercompany accounts	1,022.7	114.8	70.3	(1,207.8)	—
Investment in subsidiaries	19.4	581.1	—	(600.5)	—
Goodwill	—	5.6	5.4	—	11.0
Intangible assets, net	0.1	5.6	17.6	—	23.3
Unconsolidated affiliated companies	—	—	0.2	—	0.2
Other non-current assets	—	17.3	50.3	—	67.6
Total assets	$1,042.5	$1,593.2	$1,434.0	$(1,834.4)	$2,235.3
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$118.1	$319.4	$—	$437.5
Accrued liabilities	15.6	88.6	204.6	—	308.8
Current portion of long-term debt	—	—	46.9	—	46.9
Total current liabilities	15.6	206.7	570.9	—	793.2
Long-term debt	776.3	219.9	42.6	—	1,038.8
Deferred income taxes	121.4	—	13.3	(26.1)	108.6
Intercompany accounts	—	1,092.3	115.5	(1,207.8)	—
Other liabilities	—	54.9	108.0	—	162.9
Total liabilities	913.3	1,573.8	850.3	(1,233.9)	2,103.5
Total Company shareholders’ equity	129.2	19.4	581.1	(600.5)	129.2
Noncontrolling interest	—	—	2.6	—	2.6
Total liabilities and equity	$1,042.5	$1,593.2	$1,434.0	$(1,834.4)	$2,235.3

Condensed Balance Sheet Information
December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1.0	$100.1	$—	$101.1
Receivables, net of allowances	—	202.9	461.6	—	664.5
Inventories	—	363.4	404.8	—	768.2
Prepaid expenses and other	—	26.2	39.2	—	65.4
Total current assets	—	593.5	1,005.7	—	1,599.2
Property, plant and equipment, net	0.3	202.8	326.2	—	529.3
Deferred income taxes	—	42.9	20.4	(42.9)	20.4
Intercompany accounts	1,092.4	104.7	69.4	(1,266.5)	—
Investment in subsidiaries	73.2	612.7	—	(685.9)	—
Goodwill	—	5.6	6.4	—	12.0
Intangible assets, net	—	6.0	22.3	—	28.3
Unconsolidated affiliated companies	—	8.8	0.2	—	9.0
Other non-current assets	—	15.5	27.9	—	43.4
Total assets	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$112.4	$301.6	$—	$414.0
Accrued liabilities	93.4	105.0	221.2	—	419.6
Current portion of long-term debt	—	—	67.5	—	67.5
Total current liabilities	93.4	217.4	590.3	—	901.1
Long-term debt	772.3	75.9	22.9	—	871.1
Deferred income taxes	147.1	—	22.5	(42.9)	126.7
Intercompany accounts	—	1,161.1	105.4	(1,266.5)	—
Other liabilities	—	64.9	108.9	—	173.8
Total liabilities	1,012.8	1,519.3	850.0	(1,309.4)	2,072.7
Total Company shareholders’ equity	153.1	73.2	612.7	(685.9)	153.1
Noncontrolling interest	—	—	15.8	—	15.8
Total liabilities and equity	$1,165.9	$1,592.5	$1,478.5	$(1,995.3)	$2,241.6

Condensed Statement of Cash Flows Information
Year Ended December 31, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(102.0)	$20.5	$42.5	$—	$(39.0)
Cash flows of investing activities:
Capital expenditures	(0.1)	(47.3)	(38.0)	—	(85.4)
Proceeds from properties sold	—	0.8	11.1	—	11.9
Disposal of subsidiaries, net of cash disposed of	—	5.3	(3.1)	—	2.2
Intercompany accounts	—	46.8	—	(46.8)	—
Investment in restricted cash	—	—	(10.0)	—	(10.0)
Other	—	—	(0.1)	—	(0.1)
Net cash flows of investing activities	(0.1)	5.6	(40.1)	(46.8)	(81.4)
Cash flows of financing activities:
Dividends paid to shareholders	(37.4)	—	—	—	(37.4)
Intercompany accounts	137.4	(175.7)	(8.5)	46.8	—
Proceeds from debt	—	1,579.9	521.2	—	2,101.1
Repayments of debt	—	(1,435.9)	(531.4)	—	(1,967.3)
Impact of stock options and other	2.1	—	—	—	2.1
Net cash flows of financing activities	102.1	(31.7)	(18.7)	46.8	98.5
Effect of exchange rate changes on cash and cash equivalents	—	4.6	0.9	—	5.5
Increase (decrease) in cash and cash equivalents	—	(1.0)	(15.4)	—	(16.4)
Cash and cash equivalents — beginning of period	—	1.0	100.1	—	101.1
Cash and cash equivalents — end of period	$—	$—	$84.7	$—	$84.7

Condensed Statement of Cash Flows Information
Year Ended December 31, 2016

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$7.9	$63.2	$85.1	$—	$156.2
Cash flows of investing activities:
Capital expenditures	—	(48.0)	(36.1)	—	(84.1)
Proceeds from properties sold	—	0.7	0.8	—	1.5
Disposal of subsidiaries, net of cash disposed of	—	76.8	5.0	—	81.8
Other	—	(1.0)	1.2	—	0.2
Net cash flows of investing activities	—	28.5	(29.1)	—	(0.6)
Cash flows of financing activities:
Dividends paid to shareholders	(35.6)	—	—	—	(35.6)
Intercompany accounts	28.1	(42.0)	13.9	—	—
Proceeds from debt	—	1,114.0	402.2	—	1,516.2
Repayments of debt	—	(1,165.7)	(469.5)	—	(1,635.2)
Purchase of noncontrolling interest	—	—	(18.0)	—	(18.0)
Dividends paid to noncontrolling interest	—	—	(0.1)	—	(0.1)
Impact of stock options and other	(0.4)	—	—	—	(0.4)
Proceeds from sale leaseback transaction	—	—	6.2	—	6.2
Net cash flows of financing activities	(7.9)	(93.7)	(65.3)	—	(166.9)
Effect of exchange rate changes on cash and cash equivalents	—	2.2	(2.2)	—	—
Increase (decrease) in cash and cash equivalents	—	0.2	(11.5)	—	(11.3)
Cash and cash equivalents — beginning of period	—	0.8	111.6	—	112.4
Cash and cash equivalents — end of period	$—	$1.0	$100.1	$—	$101.1

Condensed Statement of Cash Flows Information
Year Ended December 31, 2015

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$2.6	$179.2	$29.6	$(11.7)	$199.7
Cash flows of investing activities:
Capital expenditures	—	(18.6)	(42.9)	—	(61.5)
Proceeds from properties sold	—	0.1	1.7	—	1.8
Reduction of cash due to Venezuela deconsolidation	—	—	(8.2)	—	(8.2)
Disposal of subsidiaries, net of cash disposed of	—	88.4	(10.0)	—	78.4
Other	—	(0.2)	0.2	—	—
Net cash flows of investing activities	—	69.7	(59.2)	—	10.5
Cash flows of financing activities:
Dividends paid to shareholders	(35.3)	—	—	—	(35.3)
Intercompany accounts	158.3	(208.4)	38.4	11.7	—
Proceeds from debt	—	2,082.1	863.4	—	2,945.5
Repayments of debt	(125.0)	(2,091.3)	(950.9)	—	(3,167.2)
Dividends paid to noncontrolling interest	—	—	(2.5)	—	(2.5)
Impact of stock options and other	(0.6)	—	—	—	(0.6)
Net cash flows of financing activities	(2.6)	(217.6)	(51.6)	11.7	(260.1)
Effect of exchange rate changes on cash and cash equivalents	—	(31.7)	(11.8)	—	(43.5)
Increase (decrease) in cash and cash equivalents	—	(0.4)	(93.0)	—	(93.4)
Cash and cash equivalents — beginning of period	—	1.2	204.6	—	205.8
Cash and cash equivalents — end of period	$—	$0.8	$111.6	$—	$112.4
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
Parent Company transactions include interest, dividends, tax payments and intercompany sales transactions related to administrative costs incurred by the Parent Company, which are billed to Guarantor Subsidiaries on a cost-plus basis. These costs are reported in the Parent’s SG&A expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss) Information for the respective period(s). All intercompany transactions are presumed to be settled in cash when they occur and are included in operating activities on the Consolidated Statements of Cash Flows. Non-operating cash flow changes have been classified as financing activities beginning in 2009.

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below:

	Year ended
(in millions)	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Beginning Balance	$1,092.4	$1,114.5	$1,280.8
Non-cash transactions
Deferred tax	53.8	(27.6)	(19.9)
Equity based awards	13.3	5.2	11.7
Foreign currency and other	0.6	28.4	0.2
Cash transactions	(137.4)	(28.1)	(158.3)
Ending Balance	$1,022.7	$1,092.4	$1,114.5
Dividends
There were no dividend payments to the Parent Company from the Guarantor Subsidiaries in the twelve months ended December 31, 2017, 2016, and 2015.
Parent Company Long-Term Debt
At December 31, 2017 and 2016, the Parent Company was party to various long-term financing arrangements, as summarized below (in millions):

(in millions)	Dec 31, 2017	Dec 31, 2016
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount	(253.1)	(255.6)
Debt issuance costs	(9.1)	(10.6)
Other	9.0	9.0
Total Parent Company debt	776.3	772.3
Less current maturities	—	—
Parent Company Long-term debt	$776.3	$772.3

(in millions)	2018	2019	2020	2021	2022
Debt maturities	$—	$—	$—	$—	$600.0
Long-term debt related to the Parent Company is discussed in Note 11 - Long-Term Debt.

Commitments and Contingencies
For contingencies and guarantees related to the Parent Company, refer to Note 11 - Long-Term Debt and Note 19 - Commitments and Contingencies.

Schedule II
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
(in millions)

	For the Year Ended
	Dec 31, 2017	Dec 31, 2016	Dec 31, 2015
Accounts Receivable Allowances:
Beginning balance	$20.2	$23.0	$32.0
Impact of foreign currency exchange rate changes	0.8	(0.1)	(4.2)
Provision	4.1	5.1	8.1
Write-offs	(1.1)	(4.4)	(3.1)
Other	(4.8)	(3.4)	(9.8)
Ending balance	$19.2	$20.2	$23.0
Deferred Tax Valuation Allowance:
Beginning balance	$177.1	$172.1	$145.4
Additions charged to tax expense	13.7	27.9	45.8
Changes attributable to acquisitions and dispositions	(38.9)	(20.5)	6.3
Changes impacting equity and other movements	18.9	0.9	(18.6)
Reductions from utilization and reassessments	(13.4)	(3.3)	(6.8)
Ending balance	$157.4	$177.1	$172.1