Form 10-Q
period 2018-03-30
GENERAL CABLE CORP /DE/
filed 2018-05-07
CIK 886035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 1, 2018
Common Stock, $0.01 par value	50,729,935

GENERAL CABLE CORPORATION AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, except per share data) (unaudited)

	Three Fiscal Months Ended
	March 30, 2018	March 31, 2017
Net sales	$1,020.5	$918.2
Cost of sales	914.8	799.2
Gross profit	105.7	119.0
Selling, general and administrative expenses	71.4	94.8
Operating income	34.3	24.2
Other income (expense)	(15.6)	14.6
Interest income (expense):
Interest expense	(19.2)	(20.7)
Interest income	0.9	0.6
	(18.3)	(20.1)
Income (loss) before income taxes	0.4	18.7
Income tax (provision) benefit	(4.6)	(6.3)
Net income (loss) including noncontrolling interest	(4.2)	12.4
Less: net income (loss) attributable to noncontrolling interest	0.1	—
Net income (loss) attributable to Company common shareholders	$(4.3)	$12.4
Earnings (loss) per share - Net income (loss) attributable to Company common shareholders per common share
Earnings (loss) per common share-basic	$(0.08)	$0.25
Earnings (loss) per common share-assuming dilution	$(0.08)	$0.24
Dividends per common share	$0.18	$0.18
Comprehensive income (loss):
Net income (loss)	$(4.2)	$12.4
Currency translation gain (loss)	2.9	8.6
Defined benefit plan adjustments, net of tax of $0.2 million in the three fiscal months ended March 30, 2018 and $0.4 million in the three fiscal months ended March 31, 2017	0.8	0.8
Comprehensive income (loss), net of tax	(0.5)	21.8
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	0.1	(0.1)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(0.6)	$21.9
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except share data)
(unaudited)

	March 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$53.5	$84.7
Receivables, net of allowances of $19.3 million at March 30, 2018 and $19.2 million at December 31, 2017	811.9	714.2
Inventories	728.7	736.1
Prepaid expenses and other	61.5	60.0
Total current assets	1,655.6	1,595.0
Property, plant and equipment, net	526.1	530.3
Deferred income taxes	7.2	7.9
Goodwill	11.0	11.0
Intangible assets, net	22.1	23.3
Unconsolidated affiliated companies	0.2	0.2
Other non-current assets	58.1	67.6
Total assets	$2,280.3	$2,235.3
Liabilities and Total Equity
Current liabilities:
Accounts payable	$444.9	$437.5
Accrued liabilities	254.5	308.8
Current portion of long-term debt	33.9	46.9
Total current liabilities	733.3	793.2
Long-term debt	1,135.5	1,038.8
Deferred income taxes	114.4	108.6
Other liabilities	163.8	162.9
Total liabilities	2,147.0	2,103.5
Commitments and contingencies (see Note 19)
Total Equity:
Common stock, $0.01 par value, issued and outstanding shares:
March 30, 2018 – 50,728,522 (net of 7,910,174 treasury shares)
December 31, 2017 – 50,583,870 (net of 8,054,826 treasury shares)	0.6	0.6
Additional paid-in capital	704.7	706.6
Treasury stock	(149.9)	(151.9)
Retained earnings (deficit)	(197.7)	(195.3)
Accumulated other comprehensive income (loss)	(227.1)	(230.8)
Total Company shareholders’ equity	130.6	129.2
Noncontrolling interest	2.7	2.6
Total equity	133.3	131.8
Total liabilities and equity	$2,280.3	$2,235.3
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in millions) (unaudited)

	Three Fiscal Months Ended
	March 30, 2018	March 31, 2017
Cash flows of operating activities:
Net income (loss) including noncontrolling interest	$(4.2)	$12.4
Adjustments to reconcile net income (loss) to net cash flows of operating activities:
Depreciation and amortization	17.1	19.5
Foreign currency exchange (gain) loss	2.1	(2.0)
Deferred income taxes	3.4	(2.3)
Non-cash interest charges	1.0	1.0
(Gain) loss on disposal of subsidiaries	—	3.5
(Gain) loss on disposal of property	—	2.9
Changes in operating assets and liabilities, net of effect of divestitures:
(Increase) decrease in receivables	(24.6)	(1.9)
(Increase) decrease in inventories	(36.5)	(42.8)
(Increase) decrease in other assets	(6.9)	(2.5)
Increase (decrease) in accounts payable	8.2	19.1
Increase (decrease) in accrued and other liabilities	(45.1)	(95.4)
Net cash flows of operating activities	(85.5)	(88.5)
Cash flows of investing activities:
Capital expenditures	(13.0)	(35.2)
Proceeds from properties sold	—	0.3
Disposal of subsidiaries, net of cash disposed of	—	5.3
Net cash flows of investing activities	(13.0)	(29.6)
Cash flows of financing activities:
Dividends paid to shareholders	(9.2)	(9.4)
Proceeds from debt	538.8	731.7
Repayments of debt	(459.5)	(622.4)
Net cash flows of financing activities	70.1	99.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.9)	0.8
Increase (decrease) in cash, cash equivalents and restricted cash	(30.3)	(17.4)
Cash, cash equivalents and restricted cash – beginning of period	96.2	103.6
Cash, cash equivalents and restricted cash – end of period	$65.9	$86.2
Supplemental Information
Cash paid during the period for:
Income tax payments, net of refunds	$6.7	$2.6
Interest paid	$21.9	$22.9
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$3.0	$11.1
See accompanying Notes to Condensed Consolidated Financial Statements.

Tables of Contents

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Total Equity
(in millions) (unaudited)

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2017	$131.8	$0.6	$706.6	$(151.9)	$(195.3)	$(230.8)	$2.6
Cumulative effect of accounting change	11.1				11.1
Comprehensive income (loss)	(0.5)				(4.3)	3.7	0.1
Common stock dividend	(9.2)				(9.2)
Stock options and RSU expense	1.7		1.7
Other – issuance pursuant to restricted stock, stock options and other	(1.6)		(3.6)	2.0
Balance, March 30, 2018	$133.3	$0.6	$704.7	$(149.9)	$(197.7)	$(227.1)	$2.7

		General Cable Total Equity
	Total Equity	Common Stock	Additional Paid in Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest
Balance, December 31, 2016	$168.9	$0.6	$711.0	$(169.9)	$(102.2)	$(286.4)	$15.8
Comprehensive income (loss)	21.8				12.4	9.5	(0.1)
Common stock dividend	(9.4)				(9.4)
Stock options and RSU expense	1.6		1.6
Other – issuance pursuant to restricted stock, stock options and other	(1.9)		(6.7)	3.9	0.9
Balance, March 31, 2017	$181.0	$0.6	$705.9	$(166.0)	$(98.3)	$(276.9)	$15.7
See accompanying Notes to Condensed Consolidated Financial Statements.

GENERAL CABLE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation and Principles of Consolidation
The accompanying unaudited Condensed Consolidated Financial Statements of General Cable Corporation and subsidiaries (“General Cable” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three fiscal months ended March 30, 2018 are not necessarily indicative of results that may be expected for the full year. The December 31, 2017 Condensed Consolidated Balance Sheet amounts are derived from the audited financial statements. These financial statements should be read in conjunction with the audited financial statements and notes thereto in General Cable’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2018.
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
The Company’s significant accounting policies are described in Note 2 to the audited financial statements in the 2017 Annual Report on Form 10-K. Except for the changes below, the Company did not change any of its existing accounting policies that are expected to have a significant effect on the Company's condensed consolidated financial statements in the three fiscal months ended March 30, 2018.
The following accounting pronouncements were adopted and became effective with respect to the Company in 2018:
In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718).” This update provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. This update was effective for the Company beginning January 1, 2018. The adoption of this ASU did not have a material effect on the Company’s condensed consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." This update requires presentation of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of pension expense are required to be presented separately from the service cost component and outside a subtotal of income from operations. The update requires retrospective application and represents a change in accounting principle. This standard was adopted on January 1, 2018 and pension expense of $0.4 million, previously recorded in Cost of sales, is now presented in Other income (expense) on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three fiscal months ended March 31, 2017.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash." This ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, entities will no longer present transfers between cash and restricted cash in the statement of cash flows and amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance requires retrospective application and was adopted by the Company on January 1, 2018. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statement of Cash Flows.

(in millions)	March 30, 2018	December 31, 2017
Cash and cash equivalents	$53.5	$84.7
Restricted cash included in prepaid expenses and other	2.3	1.4
Restricted cash included in other non-current assets	10.1	10.1
Total cash, cash equivalents and restricted cash shown in the Condensed Consolidated Statement of Cash Flows	$65.9	$96.2
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU outlines a single, comprehensive model for accounting for revenue from contracts with customers which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. The standard accelerates the timing of when revenue is recognized for arrangements involving consignment inventory and arrangements when the Company's performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. This standard was adopted on January 1, 2018 using the modified retrospective (cumulative effect) transition method and represents a change in accounting policy. Results for the reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under Topic 605. The impact to beginning retained earnings was approximately $11.1 million due to the recognition of revenue related to consignment inventory and no alternative use inventory. Refer to Note 6 - Revenue for more information.
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
On December 3, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), among the Company, Prysmian S.p.A., a company organized under the laws of the Republic of Italy (“Parent”), and Alisea Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (each, a “Share”), except for certain excluded shares, will automatically be cancelled and converted into the right to receive $30.00 in cash, without interest.
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
Consummation of the Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding Shares entitled to vote on such matter at a meeting of the holders of Shares duly called and held for such purpose, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), (iii) the adoption of a decision by the European Commission pursuant to Regulation (EC) 139/2004 of the European Union (“EU Merger Regulation”) declaring that the Merger is compatible with the internal market, (iv) the approval by certain other requisite governmental regulators and authorities, (v) a thirty-day period beginning on the date the Company provides written notice to the DOJ of the Merger in accordance with the Non-Prosecution Agreement, dated as of December 22, 2016, between the Company and the DOJ (the “DOJ Agreement”), will have expired and the DOJ Agreement will remain in full force and effect, and (vi) other customary closing conditions, including (a) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement, (b) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers) and (c) each party’s performance of its obligations and covenants contained in the Merger Agreement.
On February 16, 2018, the Company held a special meeting of its common stockholders to vote on proposals identified in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on January 16, 2018. The proposal to adopt the Merger Agreement received the affirmative vote of approximately 75.34% of the holders of the shares of common stock entitled to vote on this proposal, representing approximately 99% of the total votes cast. The Company provided written notice to the DOJ of the Merger in accordance with the DOJ Agreement on December 19, 2017. The applicable waiting period under the HSR Act expired at 11:59 p.m. on March 7, 2018.
On May 4, 2018, the notice period under International Traffic in Arms Regulations §122.4(b) relating to the Merger expired.
The Merger Agreement includes customary representations, warranties and covenants of the Company, Parent and Merger Sub. The Company has also made certain covenants in the Merger Agreement, including covenants regarding the operation of the business of the Company and its subsidiaries prior to the Effective Time. The Company has also agreed to a customary non-solicitation covenant in the Merger Agreement prohibiting the Company from (a) soliciting, providing information or engaging or participating in any discussions or negotiations regarding proposals relating to alternative business combination transactions, or (b) entering into an acquisition agreement in connection with such an alternative business combination transaction, in each case, except as permitted under the Merger Agreement.
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
As of March 30, 2018, the Company has incurred total aggregate merger-related expenses of $18.6 million. During the three fiscal months ended March 30, 2018, the Company recognized $2.4 million of merger-related expenses in the Selling, general and administrative ("SG&A") expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
The Company and its subsidiaries will also take certain actions with respect to and pursuant to the terms of the Asset-Based Revolving Credit Facility ("Revolving Credit Facility"), the 5.75% Senior Notes and the Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes") that are required to be performed by the Company or its subsidiaries at or prior to the effective time of the Merger as a result of the execution and delivery of the Merger Agreement, the Merger and the other transactions contemplated thereby, including the giving of notices or execution and delivery of certain documents. If the closing date of the merger would have been March 30, 2018, each holder of a Subordinated Convertible Note with a principal amount of $1,000 who elected to convert such Subordinated Convertible Note in connection with the merger pursuant to the Subordinated Convertible Notes indenture would have been entitled to receive $1,081.58 for such Subordinated Convertible Note.
In addition, the Company will use its reasonable best efforts to (and to cause its subsidiaries to) take any actions that are reasonably requested by Parent with respect to the treatment specified by Parent of any other indebtedness of the Company.
4.    Divestitures
Since October 2014, the Company has completed the following as of March 30, 2018 (in millions):
Asia Pacific divestitures

Entity	Sale / Closure	Sale / Closure Date	Gross Proceeds	Pre-tax Gain / (Loss) (1)
General Cable New Zealand Limited ("New Zealand")	Closure	Fourth Quarter 2017	$10.3	$5.4
General Cable (Tianjin) Alloy Products Company Limited ("China")	Sale	Third Quarter 2017	8.8	(19.9)
General Cable Australia Pty. Ltd. ("Australia")	Closure	Second Quarter 2017	—	(4.2)
Pakistan Cables Limited ("Pakistan") - 24.6% interest	Sale	First Quarter 2017	5.3	(3.5)
General Cable Energy India Private Ltd. ("India")	Sale	First Quarter 2016	10.8	1.6
Phelps Dodge International Thailand ("Thailand") - 75.47% interest	Sale	Third Quarter 2015	88.0	16.1
Dominion Wire and Cables ("Fiji") - 51% interest	Sale	First Quarter 2015	9.3	(2.6)
Keystone Electric Wire and Cable ("Keystone") - 20% interest	Sale	First Quarter 2015	11.0	3.6
Phelps Dodge International Philippines, Inc. ("PDP") - 60% interest and Phelps Dodge Philippines Energy Products Corp (“PDEP”), (together, "the Philippines")	Sale	Fourth Quarter 2014	67.1	17.6

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

As of March 30, 2018, the Company's Asia Pacific businesses, and disposals of related operations to date (that occurred over a three year period), are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. Refer to Note 18 - Segment Information for results of the Africa / Asia Pacific segment.

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

The Company's Africa businesses, and disposals of related operations to date, are not considered a strategic shift that has or will have a major effect on the Company's operations and financial results. As of March 30, 2018, the Company determined that the remaining Africa business did not meet the held for sale criteria. Refer to Note 18 - Segment Information for results of the Africa / Asia Pacific segment.
The Company has incurred total aggregate costs of $9.5 million related to its Asia Pacific and Africa divestitures, primarily legal and transaction fees, as of March 30, 2018. Charges incurred for the three fiscal months ended March 30, 2018 and March 31, 2017 were not material.
5.    Restructuring
November 2015 restructuring program
In the fourth quarter of 2015, the Company committed to a strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2017, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies. As of March 30, 2018 the total remaining costs are not material and the remaining restructuring liability at March 30, 2018 is not material.
Total costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Costs incurred 2017 - Cost of sales	$1.8	$0.4	$0.3	$2.5
Costs incurred 2017 - SG&A	10.1	1.2	—	11.3
Total costs incurred, March 31, 2017	$11.9	$1.6	$0.3	$13.8
Costs incurred 2018 - Cost of sales	$0.4	$—	$—	$0.4
Costs incurred 2018 - SG&A	—	—	—	—
Total costs incurred, March 30, 2018	$0.4	$—	$—	$0.4
Total aggregate costs to date	$80.7	$21.6	$5.5	$107.8
Employee Separation Costs
The Company did not record employee separation costs for the three fiscal months ended March 30, 2018. The Company recorded employee separation costs of $2.5 million for the three fiscal months ended March 31, 2017. The employee separation charges for the three fiscal months ended March 31, 2017 were $0.9 million in North America and $1.6 million in Europe.
Employee separation costs include severance and retention bonuses. As of March 30, 2018, cumulative employee separation costs included severance charges for approximately 480 employees; approximately 360 of these employees were classified as manufacturing employees and approximately 120 of these employees were classified as non-manufacturing employees. The charges relate to involuntary separations based on current salary levels and past service periods and are either considered one-time employee termination benefits in accordance with ASC 420 - Exit or Disposal Cost Obligations ("ASC 420") or charges for contractual termination benefits under ASC 712 - Compensation - Nonretirement Postemployment Benefits ("ASC 712").
Other Costs
The Company recorded other restructuring-type charges of $0.4 million in North America for the three fiscal months ended March 30, 2018. The Company recorded other restructuring-type charges of $11.3 million for the three fiscal months ended March 31, 2017. The other restructuring-type charges were $11.0 million in North America and $0.3 million in Latin America for the three fiscal months ended March 31, 2017.
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
July 2014 restructuring program
In the third quarter of 2014, the Company announced a comprehensive restructuring program. As of March 30, 2018, this program is substantially complete and future estimated costs are expected to be immaterial. The restructuring program was focused on the closure of certain underperforming assets as well as the consolidation and realignment of other facilities. The Company also implemented initiatives to reduce SG&A expenses globally. Total aggregate costs incurred as part of the program were approximately $220 million and the remaining restructuring liability at March 30, 2018 is not material. Total costs incurred were immaterial for the three fiscal months ended March 30, 2018 and March 31, 2017.
6.    Revenue
The Company generates revenue from the development, design, manufacturing, marketing and distribution of copper, aluminum, and fiber optic wire and cable products. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. An asset is transferred when (or as) the customer obtains control of that asset and is measured based on considerations specified in contracts with a customer.
Performance obligations
At contract inception, the Company assesses the goods and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good or service (or bundle of goods or services) that is distinct. The Company's customer contracts state the final terms of the sale, including the description, quantity, and price of each product or service purchased. To identify the performance obligations, the Company considers all of the goods or services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. Shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. The Company applies the transition practical expedient in ASC 606-10-25-18B and shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are in included in the Cost of sales caption of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Transaction price
Revenue is measured based on considerations specified in contracts with a customer. A provision for payment discounts, warranty and customer rebates is estimated based upon historical experience and other relevant factors and is recorded within the same period that the revenue is recognized.

Nature of revenue
Revenue disaggregated by product categories and geographical markets for the Company's reportable segments for the three fiscal months ended March 30, 2018 is as follows (in millions):

	Three Fiscal Months Ended March 30, 2018
	North America	Europe	Latin America	Africa/Asia Pacific	Total
Major product lines:
Electric utility	$187.7	$129.8	$36.6	$—	$354.1
Electrical infrastructure	191.6	43.8	30.6	0.2	266.2
Construction	89.5	45.2	89.7	1.4	225.8
Communications	81.3	45.8	0.8	—	127.9
Rod mill products	36.0	—	10.5	—	46.5
Total	$586.1	$264.6	$168.2	$1.6	$1,020.5
Primary geographical markets:
United States	$487.4	$12.5	$—	$—	$499.9
Canada	88.2	0.6	—	—	88.8
France	0.2	85.0	—	—	85.2
Spain	—	52.3	—	—	52.3
Brazil	—	—	45.9	—	45.9
Others	10.3	114.2	122.3	1.6	248.4
Total	$586.1	$264.6	$168.2	$1.6	$1,020.5
Timing of revenue recognition
An asset is transferred when (or as) the customer obtains control of that asset. Revenue may be recognized when control passes to the customer either over a period of time or at a point in time. The Company determines, at contract inception, whether control of a good transfers to a customer over time or at a point in time. The Company enters into contracts in which the Company's performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. For these contracts, the Company recognizes revenue over time. Therefore, for such contracts, revenue is recognized progressively based on the cost-to-cost method using reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full in the period when determined. If an entity does not satisfy a performance obligation over a period of time, the performance obligation is satisfied at a point in time. Revenue disaggregated by the timing of revenue recognition for the Company's reportable segments for the three fiscal months ended March 30, 2018 is as follows (in millions):

	Three Fiscal Months Ended March 30, 2018
	North America	Europe	Latin America	Africa/Asia Pacific	Total
Timing of revenue recognition:
Transferred at a point in time	$409.1	$181.0	$168.2	$1.6	$759.9
Transferred over time	177.0	83.6	—	—	260.6
Total	$586.1	$264.6	$168.2	$1.6	$1,020.5

Contract balances
The opening and closing balances of the Company’s receivables, contract assets and contract liabilities are as follows (in millions):

	March 30, 2018	January 1, 2018	Increase (Decrease)
Contract assets	$140.3	$89.2	$51.1
Current contract liabilities	50.7	75.6	(24.9)
Non-current contract liabilities	0.6	0.6	—
Contract assets, current contract liabilities and non-current contract liabilities are included in the Receivables, net of allowances, Accrued liabilities and Other liabilities captions, respectively, on the Company's Condensed Consolidated Balance Sheets. Contract assets primarily relate to the Company's rights to consideration for work completed but not yet billed. Contract liabilities primarily relate to the advance consideration received from customers for which transfer of control has not yet occurred. The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from timing differences between the Company’s performance and customer payments. The Company recognized revenue of approximately $41.3 million that was included in the current contract liabilities balance at the beginning of the period.
Transaction price allocated to the remaining performance obligations
For contracts that are greater than one year, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 30, 2018 is approximately $244.0 million, $115.8 million and $0.2 million in the twelve month periods ending March 29, 2019, April 3, 2020 and April 2, 2021, respectively.
The Company applies the transition practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
The Company applies the transition practical expedient in ASC 606-10-65-1(f)(3) and does not disclose the amount of the transaction price allocated to the remaining performance obligations at December 31, 2017 or an explanation of when the Company expects to recognize that amount as revenue.
Changes in accounting policies
The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” on January 1, 2018 using the modified retrospective (cumulative effect) transition method. The details of the significant changes and quantitative impacts of the changes are disclosed below.
In accordance with Topic 606, when the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, transfer of control is deemed to take place over time. Therefore, for such contracts, revenue is recognized progressively based on the cost-to-cost method if there are reasonably reliable estimates of total revenue, total cost, and the extent of progress toward completion. The Company reviews contract price and cost estimates periodically as the work progresses and reflects adjustments proportionate to the percentage-of-completion to income in the period when those estimates are revised. For these contracts, if a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full in the period when determined. With the exception of certain long-term product installation contracts, the Company previously recognized revenue for no alternative use inventory when the inventory was shipped to the customer, title and risk of loss had transferred, pricing was fixed and determinable and collectability was reasonably assured. The adoption of Topic 606 resulted in a net reduction for revenue recognition for no alternative use inventory of approximately $3.7 million in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for three fiscal months ended March 30, 2018.
In accordance with Topic 606, the Company recognizes revenue when a customer obtains control of the inventory. Under the Company’s consignment contracts, the Company generally has the present right to payment, title remains with the Company, the customer has physical possession of the inventory, the customer bears the risk of loss and the customer is deemed to have accepted the inventory. Accordingly, control is considered to have transferred to the customer and therefore, for such contracts, revenue is recognized when the inventory is delivered to the consignment location. The Company previously recognized revenue for consignment inventory when the inventory was removed from the consignment stock by the customer, title and risk of loss had transferred, pricing was fixed and determinable and collectability was reasonably assured. The adoption of Topic 606 resulted in additional net revenue recognition for consignment arrangements of approximately $2.3 million in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for three fiscal months ended March 30, 2018.

The impacts of adopting Topic 606 on the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three fiscal months ended March 30, 2018 are as follows (in millions):

	Three Fiscal Months Ended March 30, 2018
	As reported	Balances without adoption of Topic 606	Effect of change increase / (decrease)
Net sales	$1,020.5	$1,021.9	$(1.4)
Cost of sales	914.8	914.7	0.1
Income tax (provision) benefit	(4.6)	(4.8)	0.2
The impacts of adopting Topic 606 on the Company’s Condensed Consolidated Balance Sheet for the three fiscal months ended March 30, 2018 are as follows (in millions).

	March 30, 2018
	As reported	Balances without adoption of Topic 606	Effect of change increase / (decrease)
Assets
Receivables, net of allowances	$811.9	$750.5	$61.4
Inventories	728.7	778.8	(50.1)
Liabilities and Total Equity
Accrued liabilities	254.5	255.7	(1.2)
Deferred income taxes	114.4	111.6	2.8
Retained earnings (deficit)	(197.7)	(207.4)	9.7
7.    Other Income (Expense)
Other income (expense) primarily includes gains and losses on derivative instruments that are not designated as cash flow hedges, foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as the non-service cost components of net pension expense. During the three fiscal months ended March 30, 2018 and March 31, 2017, the Company recorded other expense of $15.6 million and other income $14.6 million, respectively. For the three fiscal months ended March 30, 2018, other expense was primarily attributable to $15.0 million related to losses on derivative instruments that were not designated as cash flow hedges and expenses of $0.6 million related to the non-service cost components of net pension expense. For the three fiscal months ended March 31, 2017, other income was primarily attributable to $14.3 million related to gains on derivative instruments that were not designated as cash flow hedges and $0.7 million related to foreign currency transaction gains, partially offset by expenses of $0.4 million related to the non-service cost components of net pension expense.
8.    Inventories
The Company’s inventories are valued using the average cost method. All inventories are stated at the lower of cost and net realizable value.

(in millions)	March 30, 2018	December 31, 2017
Raw materials	$170.2	$175.8
Work in process	145.3	131.8
Finished goods	413.2	428.5
Total	$728.7	$736.1

9.    Property, Plant and Equipment
Property, plant and equipment consisted of the following (in millions):

	March 30, 2018	December 31, 2017
Land	$44.7	$44.0
Buildings and leasehold improvements	227.2	223.4
Machinery, equipment and office furnishings	774.2	755.8
Construction in progress	32.5	39.0
Total gross book value	1,078.6	1,062.2
Less accumulated depreciation	(552.5)	(531.9)
Total net book value	$526.1	$530.3
Depreciation expense for the three fiscal months ended March 30, 2018 and March 31, 2017 was $15.7 million and $17.5 million, respectively.
10.    Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite useful lives are not amortized, but are reviewed at least annually for impairment. If the carrying amount of goodwill or an intangible asset with an indefinite life exceeds its fair value, an impairment loss would be recognized in the amount equal to the excess.
The amounts of goodwill and indefinite-lived intangible assets were as follows (in millions):

	Goodwill			Indefinite-Lived Assets – Trade Names
	North America	Latin America	Total	North America	Europe	Total
Balance, December 31, 2017	$7.1	$3.9	$11.0	$0.4	$0.3	$0.7
Currency translation and other adjustments	—	—	—	—	—	—
Goodwill and indefinite-lived asset impairment	—	—	—	—	—	—
Balance, March 30, 2018	$7.1	$3.9	$11.0	$0.4	$0.3	$0.7
The amounts of other intangible assets, excluding capitalized software, were as follows (in millions):

	March 30, 2018	December 31, 2017
Amortized intangible assets:
Amortized intangible assets	$108.9	$108.9
Accumulated amortization	(90.4)	(89.8)
Foreign currency translation adjustment	(5.0)	(5.1)
Amortized intangible assets, net	$13.5	$14.0
Amortized intangible assets are stated at cost less accumulated amortization as of March 30, 2018 and December 31, 2017. Amortized intangible assets have been determined to have a useful life in the range of 7 to 12 years. The approximate weighted average useful life of the amortized intangible assets is 10 years. For customer relationships, the Company has accelerated the amortization expense to align with the historical customer attrition rates. All other amortized intangible assets are amortized on a straight-line basis. The amortization of intangible assets for the three fiscal months ended March 30, 2018 and March 31, 2017 was $0.6 million and $1.6 million, respectively. The estimated amortization expense during the twelve month periods beginning March 30, 2018 through March 31, 2023, based on exchange rates as of March 30, 2018, is $2.3 million, $2.2 million, $2.2 million, $2.2 million, $2.2 million, respectively, and $2.4 million thereafter.
The Company capitalizes costs for internal use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software will be amortized once the product is ready for its intended use, using the straight-line method over the estimated useful lives of the assets, which is three years. As of March 30, 2018 and December 31, 2017, capitalized software was $7.9 million and $8.6 million, respectively.

Tables of Contents

11.	Long-Term Debt

(in millions)	March 30, 2018	December 31, 2017
North America
5.75% Senior Notes due 2022 ("5.75% Senior Notes")	$600.0	$600.0
Subordinated Convertible Notes due 2029 ("Subordinated Convertible Notes")	429.5	429.5
Debt discount	(252.4)	(253.1)
Debt issuance costs	(8.8)	(9.1)
Asset-Based Revolving Credit Facility ("Revolving Credit Facility")	267.7	219.9
Other	9.0	9.0
Europe
Revolving Credit Facility	87.5	39.6
Other	5.2	5.3
Latin America credit facilities	31.7	44.6
Total debt	1,169.4	1,085.7
Less current maturities	33.9	46.9
Long-term debt	$1,135.5	$1,038.8
At March 30, 2018, maturities of long-term debt during the twelve month periods beginning March 30, 2018 through March 31, 2023 and thereafter are $33.9 million, $0.9 million, $0.8 million, $0.4 million and $950.6 million, respectively, and $182.8 million thereafter.
5.75% Senior Notes
The Company's 5.75% Senior Notes are summarized in the table below:

	5.75% Senior Notes
(in millions)	March 30, 2018	December 31, 2017
Face Value	$600.0	$600.0
Debt issuance costs	(5.5)	(5.8)
Book value	594.5	594.2
Fair Value (Level 1)	614.4	619.7
Stated Interest Rate	5.75%	5.75%
Interest Payment	Semi-Annual: Apr 1 & Oct 1
Maturity Date	October 2022
Guarantee	Jointly and severally guaranteed by the Company's wholly owned U.S. subsidiaries

		5.75% Senior Notes
	Beginning Date	Percentage
Call Option (1)	October 1, 2017	102.875%
	October 1, 2018	101.917%
	October 1, 2019	100.958%
	October 1, 2020 and thereafter	100.000%

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
Subordinated Convertible Notes
The Company’s Subordinated Convertible Notes outstanding as of March 30, 2018 and December 31, 2017 are as follows:

	Subordinated Convertible Notes
(in millions)	March 30, 2018	December 31, 2017
Face value	$429.5	$429.5
Debt discount	(252.4)	(253.1)
Debt issuance costs	(3.3)	(3.3)
Book value	173.8	173.1
Fair value (Level 1)	455.3	453.4
Maturity date	Nov 2029
Stated annual interest rate	4.50% until Nov 2019 2.25% until Nov 2029
Interest payments	Semi-annually: May 15 & Nov 15
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
The Revolving Credit Facility has a maturity date of May 22, 2022. The commitment amount under the Revolving Credit Facility may be increased by an additional $250 million, subject to certain conditions and approvals as set forth in the Revolving Credit Facility. The Revolving Credit Facility requires maintenance of a minimum fixed charge coverage ratio of 1.00 to 1.00 if availability under the Revolving Credit Facility is less than $70 million or 10% of the then existing aggregate lender commitment under the Revolving Credit Facility. As of March 30, 2018, the availability under the Revolving Credit Facility is greater than $70 million. The fair value of the Revolving Credit Facility approximates the carrying value based on Level 2 inputs based on the short-term and asset-based nature of the Revolving Credit Facility and the related variable interest rate.
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

Tables of Contents

The Company’s Revolving Credit Facility is summarized in the table below:

	Revolving Credit Facility
(in millions)	March 30, 2018	December 31, 2017
Outstanding borrowings	$355.2	$259.5
Total credit under facility	700.0	700.0
Undrawn availability	255.1	326.2
Interest rate	3.1%	2.8%
Outstanding letters of credit	$39.4	$24.6
Original issuance	July 2011
Maturity date	May 2022
Latin America Credit Facilities
The Company’s Latin America credit facilities are summarized in the table below:

(in millions)	March 30, 2018	December 31, 2017
Outstanding borrowings	$31.7	$44.6
Undrawn availability	49.6	42.9
Interest rate – weighted average	5.5%	7.8%
Maturity date	Various
The Company's Latin America credit facilities are primarily short-term loans utilized for working capital purposes. The fair value of the Latin America credit facilities approximates the carrying value due to the short-term nature ($31.6 million is short-term) and variable interest rates of the facilities based on Level 2 inputs.

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
Fair Value of Derivatives Instruments
The notional amounts and fair values of derivatives not designated as cash flow hedges at March 30, 2018 and December 31, 2017 are shown below (in millions):

	March 30, 2018			December 31, 2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset (1)	Liability (2)		Asset (1)	Liability (2)
Derivatives not designated as cash flow hedges:
Commodity futures	$100.6	$12.0	$0.9	$106.1	$26.1	$0.1
Foreign currency exchange	78.9	0.8	1.2	105.5	1.3	0.7
		$12.8	$2.1		$27.4	$0.8

(1)	Balance recorded in “Prepaid expenses and other” and “Other non-current assets”

(2)	Balance recorded in “Accrued liabilities” and “Other liabilities”

As of March 30, 2018 and December 31, 2017, all financial instruments held by the Company were subject to enforceable master netting arrangements held by various financial institutions. In general, the terms of our agreements provide that in the event of an early termination the counterparties have the right to offset amounts owed or owing under that and any other agreement with the same counterparty.  The Company's accounting policy is to not offset these positions in the Condensed Consolidated Balance Sheets. As of March 30, 2018 and December 31, 2017, the net positions of the enforceable master netting agreements are not significantly different from the gross positions noted in the table above. Depending on the extent of an unrealized loss position on a derivative contract held by the Company, certain counterparties may require collateral to secure the Company's derivative contract position. As of March 30, 2018 and December 31, 2017, there were no contracts held by the Company that required collateral to secure the Company's derivative liability positions.

13.	Income Taxes
The Company’s effective tax rate for the three fiscal months ended March 30, 2018 and March 31, 2017 was 1150.0% and 33.7% respectively. The high effective tax rate for the three fiscal months ended March 30, 2018 was primarily due to the combined effect of incurring operational losses in jurisdictions where valuation allowances were recorded against net deferred tax assets as well as the general impact of having a low level of pre-tax income, which results in a more volatile effective tax rate.
During the first quarter of 2018, the Company accrued approximately $0.2 million of income tax expense for uncertain tax positions likely to be taken in the current year and for interest and penalties on tax positions taken in prior periods, all of which would have a favorable impact on the effective tax rate, if recognized. In addition, $1.0 million of income tax benefits were recognized due to statute of limitation expirations associated with various uncertain tax positions.
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
In the first quarter of 2018 the Internal Revenue Service (“IRS”) closed its examination of the Company’s December 31, 2015 income tax return with no changes made to reported income tax. With limited exceptions, tax years prior to 2013 are no longer open in major foreign, state, or local tax jurisdictions.
On December 22, 2017, the U.S. government enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Reform Act”). The Tax Reform Act made comprehensive and complex changes to the U.S. tax law, including but not limited to the following provisions that may have a significant current or future impact on the Company’s tax position: 1) one-time deemed taxable repatriation of the accumulated earnings and profits of foreign subsidiaries as of December 31, 2017; 2) reduction of the federal corporate income tax rate from 35% to 21%; 3) bonus depreciation that will allow for full expensing of qualified fixed assets in the year of acquisition; 4) a new provision designed to effectively impose a minimum tax on certain foreign earnings (commonly referred to as “GILTI”); 5) a new percentage of taxable income limitation on the deductibility of interest expense; 6) adoption of a territorial-type tax system that would generally eliminate U.S. federal income tax on dividends from foreign subsidiaries; 7) repeal of the alternative minimum tax (“AMT”) and related provision enabling the refund of existing AMT credits; 8) creation of a new base erosion tax (“BEAT”) for certain payments made to non-U.S. affiliates; and 9) limitation on the use of net operating losses generated after December 31, 2017 to 80% of taxable income and allowance of an indefinite carry forward period for such net operating losses.
The SEC issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Reform Act. In recognition of the inherent complexities associated with the ASC 740 tax accounting for the Tax Reform Act, SAB 118 provides a measurement period of up to one year from enactment for companies to complete the ASC 740 tax accounting. Although the accounting for the tax effects of the Tax Reform Act are not yet complete, the Company was able to make reasonable estimates of the significant tax effects. In accordance with SAB 118, the Company’s consolidated financial statements for the year ended December 31, 2017 reflected provisional estimates of the tax effects of the deemed repatriation of accumulated earnings and profits of foreign subsidiaries as well as the federal tax rate reduction. Other provisions of the Tax Reform Act were not expected to have a material impact on the consolidated financial statements for the year ended December 31, 2017.
The Company recorded a net deferred tax benefit of approximately $16 million as its provisional estimate associated with the tax effect of the Tax Reform Act for the year ended December 31, 2017. This consisted of approximately $46 million of deferred tax expense attributable to the deemed repatriation of off-shore accumulated earnings and profits, and approximately $62 million of deferred tax benefit attributable to the U.S. tax rate reduction. The Company’s provisional estimate included approximately $296 million of accumulated foreign earnings and profits as being deemed to be distributed to the U.S. This deemed repatriation did not alter the Company’s intent or ability to reinvest or redeploy off-shore earnings indefinitely.
As of March 30, 2018, this provisional estimate is still the Company’s best estimate of the tax effects associated with the one-time deemed taxable repatriation of the accumulated earnings and profits of foreign subsidiaries and the tax rate reduction.
In order to finalize the ASC 740 tax accounting for the deemed repatriation of foreign earnings and profits, the Company will need to gather additional information and complete a detailed analysis of the following: 1) its pro rata share of post-1986 earnings and profits of relevant foreign subsidiaries; 2) the amount of non-U.S. income taxes paid with respect to such post-1986 earnings and profits; 3) its cash and liquid asset position at relevant dates; and 4) complex foreign tax credit computations to determine whether it may be beneficial to elect to claim foreign tax credits in lieu of offsetting the deemed repatriation income with net operating losses. In order to finalize the ASC 740 tax accounting for the tax rate reduction, the Company will need to complete the analysis of the tax effect of the deemed repatriation of foreign earnings and profits. In addition, the provisional estimate of the tax effects of the Tax Reform Act could be modified by changes in assumptions or interpretations, additional guidance that may be issued by the Internal Revenue Service, Treasury Department or state tax authorities, or actions we may take. The ASC 740 tax accounting will be completed within the one-year period allowed under SAB 118.
While other provisions of the Tax Reform Act did not materially impact the Company at December 31, 2017, the GILTI tax as well as the limitation on deductibility of interest expense will significantly impact the Company’s tax position prospectively. The Company has elected to account for the GILTI tax in the period in which any tax is incurred and, therefore, did not record any deferred tax impacts in the consolidated financial statements for the year ended December 31, 2017. For the period ended March 30, 2018, the Company has recorded tax expense based on $49 million of full year estimated taxable income associated with GILTI. This results in approximately $12.5 million of full year forecasted tax expense and effectively negates the forecasted tax benefit derived from the reduction of the U.S. federal tax rate to 21%.
The Company is forecasting approximately $111 million of interest expense disallowance in 2018 as a result of applying the deduction limitations set forth by the Tax Reform Act. While this is neither expected to impact income tax expense due to the unlimited carryforward period of disallowed interest deductions, nor is it expected to impact cash taxes in 2018, it may have a significant impact on the Company’s cash taxes prospectively.

14.	Employee Benefit Plans
The Company provides retirement benefits through contributory and noncontributory qualified and non-qualified defined benefit pension plans covering eligible domestic and international employees as well as through defined contribution plans and other postretirement benefits.
The components of net pension expense for pension benefits were as follows (in millions):

	Three Fiscal Months Ended
	March 30, 2018		March 31, 2017
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Service cost	$0.1	$1.0	$0.2	$0.9
Interest cost	1.1	0.7	1.1	0.7
Expected return on plan assets	(2.0)	(0.8)	(2.0)	(0.7)
Amortization of prior service cost	—	—	—	0.2
Amortization of net loss	0.6	0.4	0.6	0.4
Net pension expense	$(0.2)	$1.3	$(0.1)	$1.5
The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into net pension expense in 2018 is $3.9 million. The prior service cost to be amortized from accumulated other comprehensive income (loss) into net pension expense over the next fiscal year is not material.
Defined benefit pension plan cash contributions for the three fiscal months ended March 30, 2018 and March 31, 2017 were $2.7 million and $1.1 million, respectively.

Tables of Contents

15.	Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) as of March 30, 2018 and December 31, 2017, respectively, consisted of the following (in millions):

	March 30, 2018		December 31, 2017
	Company Common Shareholders	Noncontrolling Interest	Company Common Shareholders	Noncontrolling Interest
Foreign currency translation adjustment	$(162.4)	$(3.0)	$(165.3)	$(3.0)
Pension adjustments, net of tax	(64.7)	—	(65.5)	—
Accumulated other comprehensive income (loss)	$(227.1)	$(3.0)	$(230.8)	$(3.0)
The following is the detail of the change in the Company's accumulated other comprehensive income (loss) from December 31, 2017 to March 30, 2018 including the effect of significant reclassifications out of accumulated other comprehensive income (loss) (in millions, net of tax):

	Foreign currency translation	Change of fair value of pension benefit obligation	Total
Balance, December 31, 2017	$(165.3)	$(65.5)	$(230.8)
Other comprehensive income (loss) before reclassifications	2.9	—	2.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	0.8
Net current - period other comprehensive income (loss)	2.9	0.8	3.7
Balance, March 30, 2018	$(162.4)	$(64.7)	$(227.1)
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

Tables of Contents

The following is the detail of the reclassifications out of accumulated other comprehensive income (loss) for the three fiscal months ended March 30, 2018 and March 31, 2017 (in millions, net of tax):

	Three Fiscal Months Ended	Three Fiscal Months Ended
	March 30, 2018	March 31, 2017
	Amount reclassified from accumulated other comprehensive income (loss)	Amount reclassified from accumulated other comprehensive income (loss)	Affected line item in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Defined pension items
Amortization of prior service cost	$—	$0.1	Cost of sales
Amortization of net loss	0.8	0.7	Cost of sales
Total - Pension Items	$0.8	$0.8
Total	$0.8	$0.8

16.	Shipping and Handling Costs
All shipping and handling amounts billed to a customer in a sales transaction are classified as revenue. Shipping and handling costs associated with storage and handling of finished goods and shipments to customers are included in the Cost of sales caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and totaled $30.7 million and $25.9 million, respectively, for the three fiscal months ended March 30, 2018 and March 31, 2017.

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
A reconciliation of the numerator and denominator of earnings (loss) per common share-basic to earnings (loss) per common share-assuming dilution is as follows (in millions, except per share data):

	Three Fiscal Months Ended
	March 30, 2018	March 31, 2017
Amounts attributable to the Company – basic and diluted:
Net income (loss) attributable to Company common shareholders	$(4.3)	$12.4
Net income (loss) for EPS computations (1)	$(4.3)	$12.4
Weighted average shares outstanding for basic EPS computation (2)	50.9	49.8
Earnings (loss) per common share attributable to Company common shareholders – basic (3)	$(0.08)	$0.25
Weighted average shares outstanding including nonvested shares	50.9	49.8
Dilutive effect of stock options and restricted stock units	—	1.8
Weighted average shares outstanding for diluted EPS computation (2)	50.9	51.6
Earnings (loss) per common share attributable to Company common shareholders – assuming dilution	$(0.08)	$0.24

(1)	Numerator

(2)	Denominator

(3)	Under the two-class method, earnings (loss) per share – basic reflects undistributed earnings per share for both common stock and unvested share-based payment awards (restricted stock).

For the three fiscal months ended March 30, 2018 and March 31, 2017, there were approximately 2.0 million shares and 1.7 million shares excluded from the earnings per common share — assuming dilution computation because their impact was anti-dilutive, respectively.
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
The average stock price threshold conditions had not been met as of March 30, 2018 or March 31, 2017. At any such time in the future that threshold conditions are met, only the number of shares issuable under the “treasury” method of accounting for the share dilution would be included in the Company’s earnings per share – assuming dilution calculation, which is based upon the amount by which the average stock price exceeds the conversion price.
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
Net revenues as shown below represent sales to external customers for each segment. Intersegment sales have been eliminated. In the three fiscal months ended March 30, 2018 and March 31, 2017, intersegment sales were $6.3 million and $5.5 million in North America, $3.9 million and $1.1 million in Europe and $5.4 million and $9.9 million in Latin America, respectively.
The chief operating decision maker evaluates segment performance and allocates resources based on segment operating income. Summarized financial information for the Company’s reportable segments for the three fiscal months ended March 30, 2018 and March 31, 2017 is as follows:

	Three Fiscal Months Ended
(in millions)	March 30, 2018	March 31, 2017
Net Sales:
North America	$586.1	$543.0
Europe	264.6	181.0
Latin America	168.2	157.9
Africa/Asia Pacific	1.6	36.3
Total	$1,020.5	$918.2
Segment Operating Income (Loss):
North America	$20.7	$25.4
Europe	7.6	(3.1)
Latin America	6.6	4.7
Africa/Asia Pacific	(0.6)	(2.8)
Total	$34.3	$24.2

(in millions)	March 30, 2018	December 31, 2017
Total Assets:
North America	$1,027.0	$988.8
Europe	773.3	729.9
Latin America	460.0	487.2
Africa/Asia Pacific	20.0	29.4
Total	$2,280.3	$2,235.3

19.	Commitments and Contingencies
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
At March 30, 2018 and December 31, 2017, we had an accrued liability of approximately $4.7 million for various environmental-related liabilities to the extent costs are known or can be reasonably estimated as a liability. While it is difficult to estimate future environmental-related liabilities accurately, we do not currently anticipate any material adverse effect on our results of operations, financial position or cash flows as a result of compliance with federal, state, local or foreign environmental laws or regulations or cleanup costs of the sites discussed above.
Asbestos litigation
We have been a defendant in asbestos litigation for the past 30 years. Our subsidiaries have been named as defendants in lawsuits alleging exposure to asbestos in products manufactured by us. As of March 30, 2018, we were a defendant in approximately 238 cases brought in state and federal courts throughout the United States. In the three fiscal months ended March 30, 2018, 16 asbestos cases were brought against us. In the calendar year 2017, 63 asbestos cases were brought against us. In the last 30 years, we have had no cases proceed to verdict. In many of the cases, we were dismissed as a defendant before trial for lack of product identification. As of March 30, 2018, 51,094 asbestos cases have been dismissed. In the three fiscal months ended March 30, 2018, 25 asbestos cases were dismissed. As of December 31, 2017, 51,069 cases were dismissed. With regards to the approximately 238 remaining pending cases, we are aggressively defending these cases based upon either lack of product identification as to whether we manufactured asbestos-containing product and/or lack of exposure to asbestos dust from the use of our product.
As of March 30, 2018, plaintiffs have asserted monetary damages in 188 cases. In 106 of these cases, plaintiffs allege only damages in excess of some dollar amount (about $93 thousand per plaintiff); in these cases there are no claims for specific dollar amounts requested as to any defendant. In 82 other cases pending in state and federal district courts, plaintiffs seek approximately $354 million in damages from as many as 50 defendants. In addition, in relation to these 188 cases, there are claims of $255 million in punitive damages from all of the defendants. However, many of the plaintiffs in these cases allege non-malignant injuries. As of March 30, 2018 and December 31, 2017, we had accrued, on a gross basis, approximately $1.0 million and $1.2 million, respectively, and as of March 30, 2018 and December 31, 2017, had recovered approximately $0.1 million of insurance recoveries for these lawsuits. The net amount of $0.9 million and $1.1 million, as of March 30, 2018 and December 31, 2017, respectively, represents our best estimate in order to cover resolution of current asbestos-related claims.
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
Settlement payments are made, and the asbestos accrual is relieved, when we receive a fully executed settlement release from the plaintiff's counsel. As of March 30, 2018 and December 31, 2017, aggregate settlement costs were $10.6 million and $10.5 million, respectively. For the three fiscal months ended March 30, 2018 and March 31, 2017, settlement costs totaled $0.1 million. As of March 30, 2018 and December 31, 2017, aggregate litigation costs were $29.5 million and $29.2 million, respectively. For the three fiscal months ended March 30, 2018 and March 31, 2017, the costs of administering and litigating asbestos claims totaled $0.3 million.
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
Product liability litigation - Labrador-Island Link Limited Partnership, as represented by its general partner, Labrador-Island Link General Partner Corporation v. General Cable Company Ltd.
On March 13, 2018, litigation was initiated against our Canadian subsidiary, General Cable Company Ltd.  (“GCC Ltd.”) in the Supreme Court of Newfoundland and Labrador, Canada.  The Plaintiff alleges that it was injured as a result of allegedly defective cable supplied by GCC Ltd. and/or allegedly defectively designed by a predecessor entity.  Plaintiff seeks damages of approximately CDN$57.5 million.  At this time, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
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
Our Brazilian subsidiary has received notifications of various other claims related to disputed tax credits taken on Federal Tax Offset returns, which are in various phases of litigation. We believe we correctly applied the tax credits taken and that we have substantial defenses to these claims. The total amount of reasonably possible loss for the disputed credits, including potential interest and penalties, is up to $22 million.
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
FCPA-related litigation matters
A civil complaint was filed in the United States District Court for the Southern District of New York on January 5, 2017, by named plaintiffs, on behalf of purported classes of persons who purchased or otherwise acquired our publicly traded securities, against us, Gregory Kenny, our former President and Chief Executive Officer, and Brian Robinson, our former Executive Vice President and Chief Financial Officer (the “Doshi Complaint”). The parties stipulated to the transfer of the matter to the Eastern District of Kentucky, which was approved. The Doshi Complaint alleged claims under the antifraud and controlling person liability provisions of the Exchange Act, alleging generally, among other assertions, that the defendants made materially false and misleading statements in various quarterly and annual reports filed with the SEC between February 2012 and February 2016. Plaintiffs claimed that the Corporation failed to disclose during that period that it had paid bribes in violation of the FCPA, failed to disclose that a portion of its profits were subject to disgorgement, and failed to disclose that when this conduct was discovered it would subject the Corporation to significant monetary penalties. The Doshi Complaint alleged that as a result of the foregoing, our stock price was artificially inflated and the plaintiffs suffered damages in connection with their purchase of our stock. The Doshi Complaint further sought damages in an unspecified amount; reasonable costs and expenses, including counsel and experts fees; and such equitable injunctive or other relief as the Court deems just and proper. As required under the Exchange Act, motions for appointment as lead plaintiff were filed on March 6, 2017, by three movants, including named plaintiff Doshi.  On November 7, 2017, the Court issued an opinion appointing a different movant, the Long Trust Group, as lead plaintiff.  Following appointment of lead plaintiff, the parties submitted a stipulated agreement with the Court which included a schedule for the filing of a consolidated complaint and renaming the action In Re General Cable Corporation Securities Litigation (Civil Action No. 2:17-025-WOB).  Based on the stipulated schedule, lead plaintiff filed an amended consolidated complaint on January 19, 2018 that asserts the same claims and names the same defendants as the Doshi Complaint. We filed a Motion to Dismiss in the first quarter of 2018, which Motion is currently pending. At this time, we cannot determine the likelihood of, nor can we reasonably estimate the range of, any possible loss.
Purported class action litigation - Stanfield v. General Cable Corp. and Rosenblatt v. General Cable Corp.
On January 2, 2018, a purported stockholder of the Company filed an action against the Company and the members of the Company’s board of directors on behalf of a putative class of stockholders of the Company in the United States District Court for the District of Delaware, captioned Stanfield v. General Cable Corp., No. 1:18-cv-00006-UNA (D. Del.), and on January 9, 2018, a purported stockholder of the Company filed a substantively similar action against the Company, Parent, Merger Sub and the members of the Company’s board of directors in the United States District Court for the Eastern District of Kentucky, captioned Rosenblatt v. General Cable Corp., No. 2:18-cv-00010-WOB-CJS (E.D. Ky.), in each case seeking, among other things, to enjoin the completion of the Merger. Both of these cases have been dismissed.
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
The Company has entered into various operating lease agreements related principally to certain administrative, manufacturing and distribution facilities and transportation equipment. At March 30, 2018, future minimum rental payments required under non-cancelable lease agreements during the twelve month periods beginning March 30, 2018 through March 31, 2023 and thereafter are $15.9 million, $12.8 million, $10.0 million, $7.1 million and $4.8 million, respectively, and $9.3 million thereafter.
As of March 30, 2018, the Company had $41.7 million in letters of credit, $169.7 million in various performance bonds and $128.4 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.

20.	Unconsolidated Affiliated Companies
Unconsolidated affiliated companies are those in which the Company generally owns less than 50 percent of the outstanding voting shares. The Company does not control these companies and accounts for its investments in them on the equity method basis. The unconsolidated affiliated companies primarily manufacture or market wire and cable products in our Latin America and Europe segments. The Company’s share of the income of these companies is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) under “Equity in net earnings of affiliated companies.” Equity in net earnings of affiliated companies was immaterial for the three fiscal months ended March 30, 2018 and March 31, 2017. The net investment in unconsolidated affiliated companies was $0.2 million as of March 30, 2018 and December 31, 2017. As of March 30, 2018, the Company’s ownership percentage was as follows: Colada Continua Chilena, S.A. 41% and Nostag GmbH & Co. KG 33%. In the first quarter of 2017, the Company completed the sale of its 24.6% interest in Pakistan Cables Limited for cash consideration of approximately $5.3 million. Refer to Note 4 - Divestitures for more information.

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
Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in millions).

	Fair Value Measurement
	March 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Derivative assets	$—	$12.8	$—	$12.8	$—	$27.4	$—	$27.4
Equity securities (1)	8.6	—	—	8.6	8.4	—	—	8.4
Total assets	$8.6	$12.8	$—	$21.4	$8.4	$27.4	$—	$35.8
Liabilities:
Derivative liabilities	$—	$2.1	$—	$2.1	$—	$0.8	$—	$0.8
Total liabilities	$—	$2.1	$—	$2.1	$—	$0.8	$—	$0.8
(1) Balance represents the market value of the assets, exclusive of the market value of restricted stock and restricted stock units held ("Deferred Stock") and the General Cable Stock Fund by participants’ elections, held in the Rabbi Trust in connection with the Company's deferred compensation plan at March 30, 2018 and December 31, 2017 classified as “Other non-current assets” in the Condensed Consolidated Balance Sheets. The market value of mutual fund investments and the General Cable Stock Fund in the Rabbi Trust was $17.4 million and $17.9 million as of March 30, 2018 and December 31, 2017, respectively. Amounts payable to the plan participants at March 30, 2018 and December 31, 2017, excluding the Deferred Stock, were $9.6 million and $9.4 million, respectively, and are classified as “Other liabilities” in the Condensed Consolidated Balance Sheets.
At March 30, 2018, there were no material financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Similarly, there were no other nonfinancial assets or nonfinancial liabilities measured at fair value on a non-recurring basis.

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
Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$500.4	$520.1	$—	$1,020.5
Intercompany	16.7	54.9	48.5	(120.1)	—
	16.7	555.3	568.6	(120.1)	1,020.5
Cost of sales	—	504.9	513.3	(103.4)	914.8
Gross profit	16.7	50.4	55.3	(16.7)	105.7
Selling, general and administrative expenses	8.3	45.8	34.0	(16.7)	71.4
Operating income (loss)	8.4	4.6	21.3	—	34.3
Other income (expense)	—	(1.5)	(14.1)	—	(15.6)
Interest income (expense):
Interest expense	(14.1)	(15.4)	(3.4)	13.7	(19.2)
Interest income	12.4	1.3	0.9	(13.7)	0.9
	(1.7)	(14.1)	(2.5)	—	(18.3)
Income (loss) before income taxes	6.7	(11.0)	4.7	—	0.4
Income tax (provision) benefit	(1.0)	(1.4)	(2.2)	—	(4.6)
Equity in net earnings of affiliated companies and subsidiaries	(10.0)	2.4	—	7.6	—
Net income (loss) including noncontrolling interest	(4.3)	(10.0)	2.5	7.6	(4.2)
Less: net income (loss) attributable to noncontrolling interest	—	—	0.1	—	0.1
Net income (loss) attributable to Company common shareholders	$(4.3)	$(10.0)	$2.4	$7.6	$(4.3)
Comprehensive income (loss):
Net income (loss)	$(4.3)	$(10.0)	$2.5	$7.6	$(4.2)
Currency translation gain (loss)	2.9	2.9	5.0	(7.9)	2.9
Defined benefit plan adjustments, net of tax	0.8	0.8	0.3	(1.1)	0.8
Comprehensive income (loss), net of tax	(0.6)	(6.3)	7.8	(1.4)	(0.5)
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$(0.6)	$(6.3)	$7.7	$(1.4)	$(0.6)

Tables of Contents

Condensed Statements of Operations and Comprehensive Income (Loss) Information
Three Fiscal Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales:
Customers	$—	$466.9	$451.3	$—	$918.2
Intercompany	18.2	48.6	50.7	(117.5)	—
	18.2	515.5	502.0	(117.5)	918.2
Cost of sales	—	444.3	454.2	(99.3)	799.2
Gross profit	18.2	71.2	47.8	(18.2)	119.0
Selling, general and administrative expenses	8.0	63.8	41.2	(18.2)	94.8
Operating income (loss)	10.2	7.4	6.6	—	24.2
Other income (expense)	—	3.1	11.5	—	14.6
Interest income (expense):
Interest expense	(14.3)	(15.0)	(5.9)	14.5	(20.7)
Interest income	13.2	1.3	0.6	(14.5)	0.6
	(1.1)	(13.7)	(5.3)	—	(20.1)
Income (loss) before income taxes	9.1	(3.2)	12.8	—	18.7
Income tax (provision) benefit	(4.4)	3.8	(5.7)	—	(6.3)
Equity in net earnings of affiliated companies and subsidiaries	7.7	7.1	—	(14.8)	—
Net income (loss) including noncontrolling interest	12.4	7.7	7.1	(14.8)	12.4
Less: net income (loss) attributable to noncontrolling interest	—	—	—	—	—
Net income (loss) attributable to Company common shareholders	$12.4	$7.7	$7.1	$(14.8)	$12.4
Comprehensive income (loss):
Net income (loss)	$12.4	$7.7	$7.1	$(14.8)	$12.4
Currency translation gain (loss)	8.7	8.7	8.0	(16.8)	8.6
Defined benefit plan adjustments, net of tax	0.8	0.8	0.4	(1.2)	0.8
Comprehensive income (loss), net of tax	21.9	17.2	15.5	(32.8)	21.8
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	—	—	(0.1)	—	(0.1)
Comprehensive income (loss) attributable to Company common shareholders, net of tax	$21.9	$17.2	$15.6	$(32.8)	$21.9

Tables of Contents

Condensed Balance Sheets Information
March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$53.5	$—	$53.5
Receivables, net of allowances	—	283.8	528.1	—	811.9
Inventories	—	351.6	377.1	—	728.7
Prepaid expenses and other	—	30.2	31.3	—	61.5
Total current assets	—	665.6	990.0	—	1,655.6
Property, plant and equipment, net	0.3	204.9	320.9	—	526.1
Deferred income taxes	—	21.9	7.2	(21.9)	7.2
Intercompany accounts	1,017.1	123.4	70.9	(1,211.4)	—
Investment in subsidiaries	24.2	593.7	—	(617.9)	—
Goodwill	—	5.6	5.4	—	11.0
Intangible assets, net	0.1	5.1	16.9	—	22.1
Unconsolidated affiliated companies	—	—	0.2	—	0.2
Other non-current assets	—	16.9	41.2	—	58.1
Total assets	$1,041.7	$1,637.1	$1,452.7	$(1,851.2)	$2,280.3
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$134.1	$310.8	$—	$444.9
Accrued liabilities	11.3	69.3	173.9	—	254.5
Current portion of long-term debt	—	—	33.9	—	33.9
Total current liabilities	11.3	203.4	518.6	—	733.3
Long-term debt	777.3	267.7	90.5	—	1,135.5
Deferred income taxes	122.5	—	13.8	(21.9)	114.4
Intercompany accounts	—	1,087.0	124.4	(1,211.4)	—
Other liabilities	—	54.8	109.0	—	163.8
Total liabilities	911.1	1,612.9	856.3	(1,233.3)	2,147.0
Total Company shareholders’ equity	130.6	24.2	593.7	(617.9)	130.6
Noncontrolling interest	—	—	2.7	—	2.7
Total liabilities and equity	$1,041.7	$1,637.1	$1,452.7	$(1,851.2)	$2,280.3

Tables of Contents

Condensed Balance Sheets Information
December 31, 2017

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$84.7	$—	$84.7
Receivables, net of allowances	—	226.2	488.0	—	714.2
Inventories	—	380.2	355.9	—	736.1
Prepaid expenses and other	—	27.0	33.0	—	60.0
Total current assets	—	633.4	961.6	—	1,595.0
Property, plant and equipment, net	0.3	209.3	320.7	—	530.3
Deferred income taxes	—	26.1	7.9	(26.1)	7.9
Intercompany accounts	1,022.7	114.8	70.3	(1,207.8)	—
Investment in subsidiaries	19.4	581.1	—	(600.5)	—
Goodwill	—	5.6	5.4	—	11.0
Intangible assets, net	0.1	5.6	17.6	—	23.3
Unconsolidated affiliated companies	—	—	0.2	—	0.2
Other non-current assets	—	17.3	50.3	—	67.6
Total assets	$1,042.5	$1,593.2	$1,434.0	$(1,834.4)	$2,235.3
Liabilities and Total Equity
Current liabilities:
Accounts payable	$—	$118.1	$319.4	$—	$437.5
Accrued liabilities	15.6	88.6	204.6	—	308.8
Current portion of long-term debt	—	—	46.9	—	46.9
Total current liabilities	15.6	206.7	570.9	—	793.2
Long-term debt	776.3	219.9	42.6	—	1,038.8
Deferred income taxes	121.4	—	13.3	(26.1)	108.6
Intercompany accounts	—	1,092.3	115.5	(1,207.8)	—
Other liabilities	—	54.9	108.0	—	162.9
Total liabilities	913.3	1,573.8	850.3	(1,233.9)	2,103.5
Total Company shareholders’ equity	129.2	19.4	581.1	(600.5)	129.2
Noncontrolling interest	—	—	2.6	—	2.6
Total liabilities and equity	$1,042.5	$1,593.2	$1,434.0	$(1,834.4)	$2,235.3

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 30, 2018

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$3.5	$(25.1)	$(63.9)	$—	$(85.5)
Cash flows of investing activities:
Capital expenditures	—	(5.1)	(7.9)	—	(13.0)
Intercompany accounts	—	4.1	—	(4.1)	—
Net cash flows of investing activities	—	(1.0)	(7.9)	(4.1)	(13.0)
Cash flows of financing activities:
Dividends paid to shareholders	(9.2)	—	—	—	(9.2)
Intercompany accounts	5.7	(20.0)	10.2	4.1	—
Proceeds from debt	—	306.0	232.8	—	538.8
Repayments of debt	—	(258.2)	(201.3)	—	(459.5)
Net cash flows of financing activities	(3.5)	27.8	41.7	4.1	70.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1.7)	(0.2)	—	(1.9)
Increase (decrease) in cash, cash equivalents and restricted cash	—	—	(30.3)	—	(30.3)
Cash, cash equivalents and restricted cash – beginning of period	—	—	96.2	—	96.2
Cash, cash equivalents and restricted cash – end of period	$—	$—	$65.9	$—	$65.9

Tables of Contents

Condensed Statements of Cash Flows Information
Three Fiscal Months Ended March 31, 2017

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash flows of operating activities	$(26.1)	$(61.6)	$(0.8)	$—	$(88.5)
Cash flows of investing activities:
Capital expenditures	—	(20.8)	(14.4)	—	(35.2)
Proceeds from properties sold	—	0.1	0.2	—	0.3
Disposal of subsidiaries, net of cash disposed of	—	5.3	—	—	5.3
Other	—	0.2	(0.2)	—	—
Net cash flows of investing activities	—	(15.2)	(14.4)	—	(29.6)
Cash flows of financing activities:
Dividends paid to shareholders	(9.4)	—	—	—	(9.4)
Intercompany accounts	35.5	(39.9)	4.4	—	—
Proceeds from debt	—	645.3	86.4	—	731.7
Repayments of debt	—	(527.5)	(94.9)	—	(622.4)
Net cash flows of financing activities	26.1	77.9	(4.1)	—	99.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	0.6	0.2	—	0.8
Increase (decrease) in cash, cash equivalents and restricted cash	—	1.7	(19.1)	—	(17.4)
Cash, cash equivalents and restricted cash – beginning of period	—	1.0	102.6	—	103.6
Cash, cash equivalents and restricted cash – end of period	$—	$2.7	$83.5	$—	$86.2
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

Tables of Contents

A summary of cash and non-cash transactions of the Parent Company’s intercompany account is provided below for the three fiscal months ended March 30, 2018 and the twelve fiscal months ended December 31, 2017:

(in millions)	March 30, 2018	December 31, 2017
Beginning Balance	$1,022.7	$1,092.4
Non-cash transactions
Deferred tax	—	53.8
Equity based awards	0.1	13.3
Foreign currency and other	—	0.6
Cash transactions	(5.7)	(137.4)
Ending Balance	$1,017.1	$1,022.7
Dividends
There were no cash dividend payments to the Parent Company from the Guarantor Subsidiaries in the three fiscal months ended March 30, 2018 or March 31, 2017.
Parent Company Long-Term Debt
At March 30, 2018 and December 31, 2017, the Parent Company was party to the following long-term financing arrangements:

(in millions)	March 30, 2018	December 31, 2017
5.75% Senior Notes due 2022	$600.0	$600.0
Subordinated Convertible Notes due 2029	429.5	429.5
Debt discount	(252.4)	(253.1)
Debt issuance costs	(8.8)	(9.1)
Other	9.0	9.0
Total Parent Company debt	777.3	776.3
Less current maturities	—	—
Parent Company Long-term debt	$777.3	$776.3

(in millions)	Q1 2019	Q1 2020	Q1 2021	Q1 2022	Q1 2023
Debt maturities twelve month period ending	$—	$—	$—	$—	$600.0
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
Actual results may differ materially from those discussed in forward-looking statements as a result of factors, risks and uncertainties over many of which we have no control. These factors, risks and uncertainties include, but are not limited to, the following: (1) the conditions to the completion of the merger may not be satisfied, or the regulatory approvals required for the merger may not be obtained on the terms expected or on the anticipated schedule; (2)  the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the merger; (3) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement between the parties to the merger; (4) the effect of the announcement or pendency of the merger on our business relationships, operating results, and business generally; (5) risks that the proposed merger disrupts our current plans and operations and potential difficulties in our employee retention as a result of the proposed merger; (6) risks related to diverting management’s attention from our ongoing business operations; (7) the outcome of any legal proceedings that may be instituted against us related to the merger or the merger agreement; (8) the amount of the costs, fees, expenses and other charges related to the merger; (9) general economic conditions, particularly those in the construction, energy and information technology sectors; (10) the volatility in the price of raw materials, particularly copper and aluminum; (11) our ability to maintain or negotiate and consummate new business or strategic relationships or transactions; (12) impairment charges with respect to our long-lived assets; (13) our ability to achieve all of our anticipated cost savings associated with our previously announced global restructuring plan; (14) our ability to invest in product development, to improve the design and performance of our products; (15) economic, political and other risks of maintaining facilities and selling products in foreign countries; (16) domestic and local country price competition; (17) the impact of technology; (18) our ability to maintain relationships with our distributors and retailers; (19) the changes in tax rates and exposure to new tax laws; (20) our ability to adapt to current and changing industry standards; (21) our ability to execute large customer contracts; (22) our ability to maintain relationships with key suppliers; (23) the impact of fluctuations in foreign currency rates; (24) compliance with foreign and U.S. laws and regulations, including the Foreign Corrupt Practices Act; (25) our ability to negotiate extensions of labor agreements; (26) our ability to continue our uncommitted accounts payable confirming arrangements; (27) our exposure to counterparty risk in our hedging arrangements; (28) our ability to achieve target returns on investments in our defined benefit plans; (29) possible future environmental liabilities and asbestos litigation; (30) our ability to attract and retain key employees; (31) our ability to make payments on our indebtedness; (32) our ability to comply with covenants in our existing or future financing agreements; (33) lowering of one or more of our debt ratings; (34) our ability to maintain adequate liquidity; (35) our ability to maintain effective disclosure controls and procedures and internal control over financial reporting; (36) the trading price of our common stock; and (37) and other material factors.
See Item 1A of the Company’s 2017 Annual Report on Form 10-K as filed with the SEC on February 28, 2018 and Part II, Item 1A of this Form 10-Q for a more detailed discussion on some of these risks.
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
The Company additionally engages in the design, integration, and installation on a turn-key basis for products such as high and extra-high voltage terrestrial and submarine systems. The Company analyzes its worldwide operations based on four geographical segments: North America, Europe, Latin America, and Africa/Asia Pacific. As of March 30, 2018, the Company manufactured its product lines in 30 principal manufacturing facilities and sells its products worldwide through its global operations. Additional financial information regarding the Company's segments appears in Note 18 - Segment Information. The Company's guiding principles are as follows:

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
Significant Current Business Trends and Events
The wire and cable industry is competitive, mature and cost driven with minimal differentiation for many product offerings among industry participants from a manufacturing or technology standpoint. Over the last several years, the Company and the industry have experienced uneven demand with pockets of relative demand strength and the industry dynamics remain challenging. In certain markets, however, global demand remains below historical levels. The following are significant trends and events that affected the financial results in the three fiscal months ended March 30, 2018.
Merger Agreement with Prysmian S.p.A.
On December 3, 2017, the Company entered into a Merger Agreement with Prysmian S.p.A. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each Share, except for certain excluded shares, will automatically be canceled and converted into the right to receive $30.00 in cash, without interest.
During the three fiscal months ended March 30, 2018, the Company recognized $2.4 million of merger-related expenses in the SG&A expenses caption in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Asia Pacific and Africa divestitures
Since October 2014, the Company completed the following as of March 30, 2018 (amounts presented in millions):

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
See Note 4 - Divestitures for additional details.
2015 Strategic Roadmap
In the fourth quarter of 2015, the Company committed to a strategic roadmap focused on growth and optimization of the portfolio, developing leading cost and efficiency positions, growth through innovation and cultivation of a high-performance culture. In 2017, the Company approved additional expenditures to further expand, strengthen and accelerate the Company's program targeting operational effectiveness and efficiencies. The additional costs primarily included project management costs, including consulting fees. As of March 30, 2018 the total remaining costs are not material and the remaining restructuring liability at March 30, 2018 is not material.
Total expected costs and costs incurred to date by reportable segment are below (in millions):

	North America	Europe	Latin America	Total
Total expected restructuring costs	$81.0	$23.0	$6.0	$110.0
Total costs incurred in the year ended December 31, 2015	$0.1	$6.7	$1.8	$8.6
Total costs incurred in the year ended December 31, 2016	48.7	13.7	3.4	65.8
Total costs incurred in the year ended December 31, 2017	31.5	1.2	0.3	33.0
Total costs incurred in the quarter ended March 30, 2018	0.4	—	—	0.4
Total aggregate costs to date	$80.7	$21.6	$5.5	$107.8
Total aggregate costs of the program to date include $15.4 million of employee separation costs, $23.7 million of asset-related costs and $68.7 million of other costs, including $49.1 million of consulting fees. As of March 30, 2018, total aggregate cash outlays related to the program were $83.9 million. These actions resulted in the cumulative elimination of approximately 480 positions globally. See Note 5 - Restructuring for additional details.

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

	Three Fiscal Months Ended
	March 30, 2018		March 31, 2017
	Amount	%	Amount	%
Net sales	$1,020.5	100.0%	$918.2	100.0%
Cost of sales	914.8	89.6%	799.2	87.0%
Gross profit	105.7	10.4%	119.0	13.0%
Selling, general and administrative expenses	71.4	7.0%	94.8	10.3%
Operating income (loss)	34.3	3.4%	24.2	2.6%
Other income (expense)	(15.6)	(1.5)%	14.6	1.6%
Interest expense, net	(18.3)	(1.8)%	(20.1)	(2.2)%
Income (loss) before income taxes	0.4	—%	18.7	2.0%
Income tax (provision) benefit	(4.6)	(0.5)%	(6.3)	(0.7)%
Net income (loss) including noncontrolling interest	(4.2)	(0.4)%	12.4	1.4%
Less: net income (loss) attributable to noncontrolling interest	0.1	—%	—	—%
Net income (loss) attributable to Company common shareholders	$(4.3)	(0.4)%	$12.4	1.4%
Three Fiscal Months Ended March 30, 2018 Compared with Three Fiscal Months Ended March 31, 2017
Net Sales
The following tables set forth net sales, metal-adjusted net sales, and metal pounds sold by segment, in millions. For the metal-adjusted net sales results, net sales for the three fiscal months ended March 31, 2017 have been adjusted to reflect the three fiscal months ended March 30, 2018 copper average price (based on COMEX) of $3.14 per pound (a $0.49 increase compared to the same period in 2017) and the aluminum average price (based on LME) of $1.12 per pound (a $0.18 increase compared to the same period in 2017).

	Net Sales Three Fiscal Months Ended
	March 30, 2018		March 31, 2017
	Amount	%	Amount	%
North America	$586.1	57%	$543.0	59%
Europe	264.6	26%	181.0	20%
Latin America	168.2	17%	157.9	17%
Africa/Asia Pacific	1.6	—%	36.3	4%
Total net sales	$1,020.5	100%	$918.2	100%

Metal-adjusted net sales, a non-GAAP financial measure, are provided below in order to eliminate an estimate of metal price volatility from the comparison of revenues from one period to another. The comparable GAAP financial measure is set forth above. See previous discussion of metal price volatility in “Significant Current Business Trends and Events - Effect of copper and aluminum prices".

	Metal-Adjusted Net Sales Three Fiscal Months Ended
	March 30, 2018		March 31, 2017
	Amount	%	Amount	%
North America	$586.1	57%	$587.0	59%
Europe	264.6	26%	193.0	19%
Latin America	168.2	17%	176.0	18%
Africa/Asia Pacific	1.6	—%	39.2	4%
Total metal-adjusted net sales	$1,020.5	100%	$995.2	100%
Metal adjustment	—		(77.0)
Total net sales	$1,020.5		$918.2
Metal pounds sold is provided below as the Company believes this metric to be an appropriate measure of sales volume since it is not impacted by metal prices or foreign currency exchange rate changes.

	Metal Pounds Sold Three Fiscal Months Ended
	March 30, 2018		March 31, 2017
	Pounds	%	Pounds	%
North America	147.9	62%	141.7	58%
Europe	39.2	17%	36.8	15%
Latin America	50.4	21%	56.3	23%
Africa/Asia Pacific	—	—%	9.0	4%
Total metal pounds sold	237.5	100%	243.8	100%
Consolidated:
Net sales increased $102.3 million, or 11%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $77.0 million

•	Favorable foreign currency exchange rate changes of $29.3 million

•	Favorable product mix of $25.2 million and increased volume of $5.7 million

•	These trends were partially offset by the sale of operations as part of the divestiture programs of $34.9 million
Volume, as measured by metal pounds sold, decreased 6.3 million pounds, or 3%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017, principally due to the divestiture of businesses in Africa/Asia Pacific. Excluding divested businesses, volume, as measured by metal pounds sold, increased 2.7 million pounds.
North America
Net sales in the North America segment increased $43.1 million, or 8%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $44.0 million

•	Increased volume of $13.3 million

•	Favorable foreign currency exchange rate changes of $3.3 million

•	These trends were partially offset by unfavorable product mix of $14.7 million
Volume, as measured by metal pounds sold, increased 6.2 million pounds, or 4%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017 due to stronger demand for construction, automotive and aluminum rod products.

Europe
Net sales in the Europe segment increased $83.6 million, or 46%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $12.0 million

•	Favorable product mix of $39.5 million

•	Favorable foreign currency exchange rate changes of $27.0 million

•	Increased volume of $5.1 million
Volume, as measured by metal pounds sold, increased 2.4 million pounds, or 7%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017 driven by stronger demand for electric utility products including subsea and turnkey project activity.
Latin America
Net sales in the Latin America segment increased $10.3 million, or 7%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net increase was primarily attributable to:

•	Higher copper and aluminum prices of $18.1 million

•	Favorable product mix of $5.2 million

•	These trends were partially offset by lower volume of $12.7 million
Volume, as measured by metal pounds sold, decreased 5.9 million pounds, or 10%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The decrease in demand was primarily driven by uneven spending on electric infrastructure and construction projects as well as the impact of the Company's go-to-market initiatives coupled with a decrease in aerial transmission product shipments in Brazil in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017.
Africa/Asia Pacific
Net sales in the Africa/Asia Pacific segment decreased $34.7 million, or 96%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. Volume, as measured by metal pounds sold, decreased by 9.0 million pounds, or 100%, in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017, primarily attributable to divested businesses.
Cost of Sales
Cost of sales increased $115.6 million to $914.8 million in the three fiscal months ended March 30, 2018 from $799.2 million in the three fiscal months ended March 31, 2017. The increase was primarily due to the increase and sales in the three fiscal months ended March 30, 2018 as compared to the three fiscal months ended March 31, 2017. As previously noted, cost of sales is raw material intensive with copper and aluminum comprising the major cost components for cable products. At current metal prices, material costs are approximately 85% of total product costs with copper and aluminum metal costs comprising approximately 50% of total product cost for the three fiscal months ended March 30, 2018.
Gross Profit
Gross profit decreased $13.3 million, or 11%, for the three fiscal months ended March 30, 2018 as compared to the three fiscal months ended March 31, 2017. Gross profit as a percentage of sales was 10% and 13% for the three fiscal months ended March 30, 2018 and March 31, 2017, respectively. The decrease in gross profit as a percentage of sales was primarily driven by unfavorable pricing trends in North America.
SG&A Expenses
SG&A expense decreased $23.4 million, or 25%, for the three fiscal months ended March 30, 2018 as compared to the three fiscal months ended March 31, 2017. For the three fiscal months ended March 30, 2018 and March 31, 2017, the decrease in SG&A expense was primarily attributable to the benefit of restructuring savings as well as restructuring and divestiture costs of $14.8 million recognized in the three fiscal months ended March 31, 2017.
SG&A expense as a percentage of net sales was approximately 7% and 10% for the three fiscal months ended March 30, 2018 and March 31, 2017, respectively.

Operating Income (Loss)
The following table sets forth operating income (loss) by segment, in millions of dollars.

	Operating Income (Loss)
	Three Fiscal Months Ended
	March 30, 2018		March 31, 2017
	Amount	%	Amount	%
North America	$20.7	60%	$25.4	106%
Europe	7.6	22%	(3.1)	(13)%
Latin America	6.6	20%	4.7	19%
Africa/Asia Pacific	(0.6)	(2)%	(2.8)	(12)%
Total operating income (loss)	$34.3	100%	$24.2	100%
North America
The decrease in operating income for the North America segment was $4.7 million in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net decrease in operating income was primarily due to unfavorable product mix and subsiding metal benefits. In the three months ended March 30, 2018 the Company recorded restructuring and merger-related expenses of $2.8 million. In the three months March 31, 2017, the Company recorded restructuring related charges of $11.9 million.
Europe
The increase in operating income for the Europe segment was $10.7 million in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net increase in operating income was primarily attributable to stronger subsea project activity in the three fiscal months ended March 30, 2018.
Latin America
The increase in operating income for the Latin America segment was $1.9 million in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net increase in operating income was primarily driven by the impact of performance initiatives in the three fiscal months ended March 30, 2018.
Africa/Asia Pacific
The decrease in operating loss for the Africa/Asia Pacific segment was $2.2 million in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017. The net decrease in operating loss was primarily attributable to the net impact of divestiture activity in the three fiscal months ended March 30, 2018 compared to the three fiscal months ended March 31, 2017.
Other Income (Expense)
Other income (expense) primarily includes gains and losses on derivative instruments that are not designated as cash flow hedges, foreign currency transaction gains or losses, which result from changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated, as well as the non-service cost components of net pension expense. During the three fiscal months ended March 30, 2018 and March 31, 2017, the Company recorded other expense of $15.6 million and other income $14.6 million, respectively. For the three fiscal months ended March 30, 2018, other expense was primarily attributable to $15.0 million related to losses on derivative instruments that were not designated as cash flow hedges and expenses of $0.6 million related to the non-service cost components of net pension expense. For the three fiscal months ended March 31, 2017, other income was primarily attributable to $14.3 million related to gains on derivative instruments that were not designated as cash flow hedges and $0.7 million related to foreign currency transaction gains, partially offset by expenses of $0.4 million related to the non-service cost components of net pension expense.
Interest Expense
Net interest expense of $18.3 million for the three fiscal months ended March 30, 2018 remained relatively flat as compared to $20.1 million for the three fiscal months ended March 31, 2017.
Tax Provision
The Company’s effective tax rate for the three fiscal months ended March 30, 2018 and March 31, 2017 was 1150.0% and 33.7% respectively. The high effective tax rate for the three fiscal months ended March 30, 2018 was primarily due to the combined effect of incurring operational losses in jurisdictions where valuation allowances were recorded against net deferred tax assets as well as the general impact of having a low level of pre-tax income, which results in a more volatile effective tax rate.
On December 22, 2017, the Tax Reform Act was signed into law. The Tax Reform Act made comprehensive and complex changes to the U.S. tax law, including but not limited to the following provisions that may have a significant current or future impact on the Company’s tax position: 1) one-time deemed taxable repatriation of the accumulated earnings and profits of foreign subsidiaries as of December 31, 2017; 2) reduction of the federal corporate income tax rate from 35% to 21%; 3) bonus depreciation that will allow for full expensing of qualified fixed assets in the year of acquisition; 4) a new provision designed to effectively impose a minimum tax on certain foreign earnings (commonly referred to as “GILTI”); 5) a new percentage of taxable income limitation on the deductibility of interest expense; 6) adoption of a territorial-type tax system that would generally eliminate U.S. federal income tax on dividends from foreign subsidiaries; 7) repeal of the alternative minimum tax (“AMT”) and related provision enabling the refund of existing AMT credits; 8) creation of a new base erosion tax (“BEAT”) for certain payments made to non-U.S. affiliates; and 9) limitation on the use of net operating losses generated after December 31, 2017 to 80% of taxable income and allowance of an indefinite carry forward period for such net operating losses.
The SEC issued Staff Accounting Bulletin ("SAB") 118, which provides guidance on accounting for the tax effects of the Tax Reform Act. In recognition of the inherent complexities associated with the ASC 740 tax accounting for the Tax Reform Act, SAB 118 provides a measurement period of up to one year from enactment for companies to complete the ASC 740 tax accounting. Although the accounting for the tax effects of the Tax Reform Act are not yet complete, the Company was able to make reasonable estimates of the significant tax effects. In accordance with SAB 118, the Company’s consolidated financial statements for the year ended December 31, 2017 reflected provisional estimates of the tax effects of the deemed repatriation of accumulated earnings and profits of foreign subsidiaries as well as the federal tax rate reduction. Other provisions of the Tax Reform Act were not expected to have a material impact on the consolidated financial statements for the year ended December 31, 2017.
The Company’s recorded a net deferred tax benefit of approximately $16 million as its provisional estimate associated with the tax effect of the Tax Reform Act for the year ended December 31, 2017. This consisted of approximately $46 million of deferred tax expense attributable to the deemed repatriation of off-shore accumulated earnings and profits, and approximately $62 million of deferred tax benefit attributable to the U.S. tax rate reduction. The Company’s provisional estimate included approximately $296 million of accumulated foreign earnings and profits as being deemed to be distributed to the U.S. This deemed repatriation did not alter the Company’s intent or ability to reinvest or redeploy off-shore earnings indefinitely.
As of March 30, 2018, this provisional estimate is still the Company’s best estimate of the tax effects associated with the one-time deemed taxable repatriation of the accumulated earnings and profits of foreign subsidiaries and the tax rate reduction.
In order to finalize the ASC 740 tax accounting for the deemed repatriation of foreign earnings and profits, the Company will need to gather additional information and complete a detailed analysis of the following: 1) its pro rata share of post-1986 earnings and profits of relevant foreign subsidiaries; 2) the amount of non-U.S. income taxes paid with respect to such post-1986 earnings and profits; 3) its cash and liquid asset position at relevant dates; and 4) complex foreign tax credit computations to determine whether it may be beneficial to elect to claim foreign tax credits in lieu of offsetting the deemed repatriation income with net operating losses. In order to finalize the ASC 740 tax accounting for the tax rate reduction, the Company will need to complete the analysis of the tax effect of the deemed repatriation of foreign earnings and profits. In addition, the provisional estimate of the tax effects of the Tax Reform Act could be modified by changes in assumptions or interpretations, additional guidance that may be issued by the Internal Revenue Service, Treasury Department or state tax authorities, or actions we may take. The ASC 740 tax accounting will be completed within the one-year period allowed under SAB 118.
While other provisions of the Tax Reform Act did not materially impact the Company at December 31, 2017, the GILTI tax as well as the limitation on deductibility of interest expense will significantly impact the Company’s tax position prospectively. The Company has elected to account for the GILTI tax in the period in which any tax is incurred and, therefore, did not recorded any deferred tax impacts in the consolidated financial statements for the year ended December 31, 2017. For the period ended March 30, 2018, the Company has recorded tax expense based on $49 million of full year estimated taxable income associated with GILTI. This results in approximately $12.5 million of full year forecasted tax expense and effectively negates the forecasted tax benefit derived from the reduction of the U.S. federal tax rate to 21%.
The Company is forecasting approximately $111 million of interest expense disallowance in 2018 as a result of applying the deduction limitations set forth by the Tax Reform Act. While this is neither expected to impact income tax expense due to the unlimited carryforward period of disallowed interest deductions, nor is it expected to impact cash taxes in 2018, it may have a significant impact on the Company’s cash taxes prospectively.

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
Short term borrowings vary by period based on the working capital requirements, which is dependent on incremental demand for products and changes in the price of copper, aluminum, and other raw material cost inputs. At March 30, 2018, current assets exceeded current liabilities by $922.3 million. Based upon historical experience, the cash on its balance sheet and the expected availability of funds under its credit facilities, the Company believes it has sufficient liquidity to meet funding requirements for cash dividends, working capital, capital expenditures, debt repayment, salaries and related benefits, restructuring activities, interest and taxes for the next twelve months and foreseeable future. The Company maintains approximately $304.7 million of excess availability under its various credit facilities around the world.
The Company generally borrows and repays its Revolving Credit Facility multiple times per month for working capital needs; borrowing on a short term basis is the most effective method to reduce interest costs based on the terms of the agreement. The Company's European operations also participate in accounts payable confirming arrangements with several financial institutions to address working capital requirements in the business. At March 30, 2018, the arrangements had a maximum availability limit of the equivalent of approximately $123.5 million, of which approximately $108.3 million was utilized. The Company's Latin American operations participate in short-term loans and accounts payable confirming arrangements for working capital purposes. At March 30, 2018, the short-term loans and accounts payable confirming arrangements had a maximum availability limit of the equivalent of approximately $81.3 million, of which approximately $31.7 million was utilized.
General Cable Corporation is a holding company with no operations of its own. All of the Company’s operations are conducted, and net sales are generated, by its subsidiaries and investments. Accordingly, the Company’s cash flow comes from the cash flows of its global operations. The Company’s ability to use cash flow from its international operations, if necessary, has historically been adversely affected by limitations on the Company’s ability to repatriate such earnings tax efficiently. As of March 30, 2018 and December 31, 2017, approximately 99% of cash and cash equivalents were held outside of the U.S. by the Company's foreign subsidiaries. If these funds were to be needed for the Company's operations in the U.S., repatriation of the funds would generally result in foreign withholding taxes. However, the Company does not foresee a need to repatriate this cash to fund U.S. operations. In addition, the Revolving Credit Facility provides the Company flexibility in financing operating expenses and any other short term liquidity needs.
Summary of Cash Flows
Operating cash outflow of $85.5 million for the three fiscal months ended March 30, 2018 reflects a net working capital use of $104.9 million as compared to a net working capital use of $123.5 million in the three fiscal months ended March 31, 2017. The net working capital use in the three fiscal months ended March 30, 2018 is primarily due to an increase in receivables of $24.6 million and an increase in inventories of $36.5 million reflecting an increase in copper and aluminum prices from December 31, 2017 as well as a decrease in accounts payable, accrued and other liabilities of $36.9 million. Partially offsetting the above use of cash to fund working capital requirements were cash earnings of $19.4 million defined as net income (loss) adjusted for depreciation and amortization, foreign currency exchange (gains) losses, deferred income taxes, non-cash interest charges and (gains) losses on disposal of property.
The cash outflow from investing activities was $13.0 million in the three fiscal months ended March 30, 2018, primarily reflecting $13.0 million of capital expenditures. The Company anticipates capital spending to be approximately $50 million to $60 million in 2018.
Financing activities resulted in $70.1 million and $99.9 million of cash inflows in the three fiscal months ended March 30, 2018 and March 31, 2017, respectively. The cash inflows of $70.1 million in the three fiscal months ended March 30, 2018 were primarily attributable to increased borrowings on the Company's Revolving Credit Facility of $95.7 million, partially offset by dividend payments of $9.2 million to all common shareholders of record in the three fiscal months ended March 30, 2018. Future declarations of dividends and the establishment of future record dates and payment dates are subject to the final determination of our Board of Directors. In determining dividends, the Board of Directors takes into consideration items such as general business conditions, financial performance, projected cash flows and anticipated financing needs. Future payments of dividends are also subject to the Company's Revolving Credit Facility, the indentures governing the 5.75% Senior Notes, and the requirements of the Delaware General Corporation law. The Company evaluates various factors such as future operating cash flow requirements, other cash flow expectations, investment and financing strategic plans and the overall cost of capital to determine the appropriate levels of short and long-term debt to maintain. Refer to "Debt and Other Contractual Obligations" below for details.

Debt and Other Contractual Obligations
The Company had outstanding debt obligations of $1,169.4 million as of March 30, 2018 and maintained approximately $304.7 million of excess availability under its various credit facilities around the world. The Company utilizes short and long-term debt to address working capital needs, restructuring payments, merger related expenses, debt repayments and interest payments as well as discretionary investments in product development, acquisitions, payment of dividends, repurchase of common stock and taxes. Short-term liquidity and working capital needs are generally supported through operating cash flows as well as borrowings under the Revolving Credit Facility. The Revolving Credit Facility was amended and restated on May 22, 2017 to, among other things, extend the maturity date to May 22, 2022; the facility size remained unchanged at $700 million, $441 million of which may be borrowed by the U.S. borrower, $210 million of which may be borrowed by the European borrowers and $49 million of which may be borrowed by the Canadian borrower. The Company maintains ratings on its public debt; therefore, the Company has and expects to continue to obtain market rates on any new borrowings.
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
As of March 30, 2018 and December 31, 2017, the Company was in compliance with all material debt covenants.
The Company’s defined benefit plans at December 31, 2017 were underfunded by $119.5 million. Pension expense for the Company’s defined benefit pension plans for the three fiscal months ended March 30, 2018 was $1.1 million and cash contributions were approximately $2.7 million.
The Company anticipates being able to meet its obligations as they come due based on historical experience and the expected availability of funds under its current credit facilities. At March 30, 2018, maturities of long-term debt during the twelve month periods beginning March 30, 2018 through March 31, 2023 and thereafter are $33.9 million, $0.9 million, $0.8 million, $0.4 million and $950.6 million, respectively, and $182.8 million thereafter.
Off Balance Sheet Assets and Obligations
As of March 30, 2018, the Company had $41.7 million in letters of credit, $169.7 million in various performance bonds and $128.4 million in other guarantees outstanding. Other guarantees include bank guarantees and advance payment bonds. These letters of credit, performance bonds and guarantees are periodically renewed and are generally related to risk associated with self-insurance claims, contract performance, quality and other various bank and financing guarantees. Advance payment bonds are often required by customers when the Company obtains advance payments to secure the production of cable for long-term contracts. The advance payment bonds provide the customer protection on their deposit in the event that the Company does not perform under the contract.
Environmental Matters
The Company's expenditures for environmental compliance and remediation amounted to approximately $2.3 million and $0.7 million for the three fiscal months ended March 30, 2018 and March 31, 2017, respectively. In addition, certain General Cable subsidiaries have been named as potentially responsible parties in proceedings that involve environmental remediation. The Company has accrued $4.7 million at March 30, 2018 and December 31, 2017 for all environmental liabilities. Environmental matters are further described in Note 19 - Commitments and Contingencies. While it is difficult to estimate future environmental liabilities, the Company does not currently anticipate any material adverse effect on its results of operations, cash flows or financial position as a result of compliance with federal, state, local or foreign environmental laws or regulations or remediation costs.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to the audited financial statements in the Company's 2017 Annual Report on Form 10-K. In the three fiscal months ended March 30, 2018, there have been no significant changes to these policies. The application of these policies requires management to make estimates and judgments that affect the amounts reflected in the condensed consolidated financial statements. Management bases its estimates and judgments on historical experience, information that is available to management about current events and actions the Company may take in the future and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. In addition, estimates and judgments include allowances for accounts receivable and deferred income taxes; legal, environmental, and asbestos liabilities; inventory costing and valuation; uncertain tax positions; assets and obligations related to pension and other postretirement benefits; intangible and long-lived asset valuations; financial instruments; and revenue recognized under the percentage-of-completion method. There can be no assurance that actual results will not differ from these estimates.
New Accounting Standards
A discussion of recently issued accounting pronouncements is described in Note 2 - Accounting Standards, Item 1 - Condensed Consolidated Financial Statements of this report, and we incorporate such discussion in this MD&A by reference and make it a part hereof.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to various market risks, including changes in interest rates, foreign currency exchange rates and raw material (commodity) prices. To manage risks associated with the volatility of these natural business exposures, the Company enters into commodity and foreign currency derivative agreements, as well as copper and aluminum forward pricing agreements. The Company does not purchase or sell derivative instruments for trading purposes. The Company does not engage in trading activities involving commodity contracts for which a lack of marketplace quotations would necessitate the use of fair value estimation techniques. Refer to Part II, Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for additional information regarding the Company's exposure to market risks.
As of March 30, 2018 and December 31, 2017, there were no derivatives that were designated as cash flow hedges.
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
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed, as of March 30, 2018, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of March 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting, as such item is defined in Exchange Act Rules 13a–15(f) and 15d–15(f), during the fiscal quarter ended March 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No legal proceedings were initiated during the fiscal quarter ended March 30, 2018 that are reportable and, as of the date of this filing there were no material developments in the legal proceedings previously disclosed in the Company's 2017 Annual Report on Form 10-K, except as discussed in Note 19 - Commitments and Contingencies.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see (i) the risk factors discussion provided under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and (ii) the “Disclosure Regarding Forward-Looking Statements” included in Part I, Item 2 of this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes purchases of equity securities by the Company during the quarter ended March 30, 2018:

Period	Total number of shares purchased (1)	Average price paid per share
January 1, 2018 through January 26, 2018	583	$29.59
January 27, 2018 through February 23, 2018	20,518	$29.56
February 24, 2018 through March 30, 2018	32,677	$29.80
Total	53,778	$29.71
(1) Represents shares of common stock that were withheld for taxes on the vesting of restricted stock issued pursuant to the Company's equity compensation plans.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 14, 2010).

3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2015).
12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) or 15d – 14.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) or 15d – 14.
32.1*	Certification pursuant to 18 U.S.C. § 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished, as applicable, herewith.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, General Cable Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Cable Corporation

Signed:	May 7, 2018	By:	/s/ MATTI M. MASANOVICH
Matti M. Masanovich
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Signed:	May 7, 2018	By:	/s/ LEONARD R. TEXTER
Leonard R. Texter
Senior Vice President and Global Controller
(Principal Accounting Officer)